Form 10-Q
period 1995-09-30
MEXCO ENERGY CORP
filed 1995-11-03
CIK 66418

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For quarterly period ended    September 30, 1995
                           ----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  ________________

For Quarter Ended  September 30, 1995        Commission File No. 0-6994
                  ---------------------

                           MEXCO ENERGY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                        84-0627918
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

214 W. Texas, Suite 1101, Midland, TX                       79701
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (915) 682-1119

                             NONE
------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                          NO
                           ------                           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at September 30, 1994
----------------------------                   --------------------------------
Common stock, $.50 par value                               1,423,229

                           MEXCO ENERGY CORPORATION

                                     Index

                                                                      Page

       Part I.   Financial information:

                 Condensed Balance Sheets as of
                 March 31, 1995 and September 30, 1995                  3

                 Condensed Statements of Operations
                 for the three months ended
                 September 30, 1995 and 1994                            4

                 Condensed Statements of Operations
                 for the six months ended September 30,                 5
                 1995 and 1994

                 Condensed Statements of Cash Flows
                 for the six months ended September 30,
                 1995 and 1994                                          6

                 Notes to condensed Financial Statements                7

                 Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                          8


       Part II.  Other information: Not Applicable

                           MEXCO ENERGY CORPORATION

                           CONDENSED BALANCE SHEETS

                     September 30, 1995 and March 31, 1995

                                    ASSETS
                                    ------

                                         September 30,    March 31,
                                             1995           1995
                                         -------------  ------------
                                          (Unaudited)


CURRENT ASSETS
 Cash                                    $   535,282    $   220,974
 Accounts Receivable                          63,848         71,981
 Prepaid Assets                                  450          1,350
 Recoverable Income Taxes                      9,501          9,126
                                         -----------    -----------
  Total current assets                       609,081        303,431

PROPERTY AND EQUIPMENT
 Oil and gas properties-accounted for
  under the full cost method               4,288,604      3,954,959
 Office furniture and fixtures                 2,431          2,431
                                         -----------    -----------
                                           4,291,035      3,957,390
  Less accumulated depreciation,
   depletion and amortization             (2,425,861)    (2,308,925)
                                         -----------    -----------
    Net property and equipment             1,865,174      1,648,465
                                         -----------    -----------
    TOTAL ASSETS                         $ 2,474,255    $ 1,951,896
                                         ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Accounts payable-trade                  $    26,296    $    37,472
 Income taxes payable                              0         38,148
                                         -----------    -----------
  Total current liabilities                   26,296         75,620

DEFERRED INCOME TAXES                         36,922         31,737
                                         -----------    -----------
  Total liabilities                           63,218        107,357

STOCKHOLDERS' EQUITY
 Common Stock-$.50 par value, authorized
  5,000,000, issued and outstanding-
  1,423,229                                1,086,614        586,614
 Paid in capital                           1,600,429      1,600,429
 Accumulated Deficit                        (276,006)      (342,504)
                                         -----------    -----------
  Total stockholders' equity               2,411,037      1,844,539
                                         -----------    -----------
  TOTAL LIABILITIES & EQUITY             $ 2,474,255    $ 1,951,896
                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                       Three months ended September 30,
                                  (Unaudited)

                                                 1995            1994
                                             ------------     -----------
Revenues:
 Gross revenues from oil and gas
  production                                  $  176,066       $  150,752
 Production costs                                 74,384           58,229
                                              ----------       ----------
 Net revenues from oil and gas
  production                                     101,682           92,523
 Administrative service charges and
  reimbursements                                   2,487            2,692
                                              ----------       ----------
                                                 104,169           95,215
                                              ----------       ----------
Costs and expenses:
 Depreciation, depletion and amortization         66,402           52,891
 General and administrative                       20,517           13,934

Other Income                                      (  951)          (5,158)
Interest income                                   (4,484)          (3,519)
                                              ----------       ----------
                                                  81,484           58,148
                                              ----------       ----------

Income before income tax expense                  22,685           37,067

Income tax expense                                 1,632              136
                                              ----------       ----------

NET INCOME                                    $   21,053       $   36,931
                                              ==========       ==========

Net income per share                          $      .02       $      .03
                                              ==========       ==========
Weighted average common shares
 outstanding                                   1,349,859        1,173,229
                                              ==========       ==========




The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                        Six months ended September 30,
                                  (Unaudited)

                                                 1995             1994
                                             ------------     ------------

Revenues:
 Gross revenues from oil and gas
  production                                  $  347,790       $  242,717
 Production costs                                125,943          100,787
                                              ----------       ----------
 Net revenues from oil and gas
  production                                     221,847          141,930

 Administrative service charges
  and reimbursements                               4,973            5,290
                                              ----------       ----------
                                                 226,820          147,220
                                              ----------       ----------
Costs and expenses:
 Depreciation, depletion and amortization        116,936           93,397

 General and administrative                       46,103           47,655

Other income                                        (951)          (5,164)

Interest income                                   (6,951)          (7,941)
                                              ----------       ----------
                                                 155,137          127,947
                                              ----------       ----------

Income before income tax expense                  71,683           19,273

Income tax expense (benefit)                       5,185          (21,755)
                                              ----------       ----------


NET INCOME                                    $   66,498       $   41,028
                                              ==========       ==========

Net income per share                          $      .05       $      .03
                                              ==========       ==========

Weighted average common shares
 outstanding                                   1,262,027        1,173,229
                                              ==========       ==========


The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                        Six Months ended September 30,
                                  (Unaudited)

                                                    1995          1994
                                                ------------  ------------

Cash flows from operating activities:
------------------------------------
 Cash received from oil & gas operations          $ 360,362     $ 220,395
 Cash paid for oil & gas operations                (136,585)     (162,993)
 General & administrative expenses                  (45,203)      (39,119)
 Interest received                                    6,951         7,941
 Other cash received                                    951         5,164
 Income Taxes paid                                  (38,523)          -0-
                                                  ---------     ---------
  Net cash provided by operations                   147,953        31,388

Cash flows from investing activities:
------------------------------------
 Capital expenditures                              (333,645)     (431,654)
 Sales of assets                                        -0-        24,000
                                                  ---------     ---------
  Net cash used in investing activities            (333,645)     (407,654)

Cash flows from financing activities:
------------------------------------
 Sale of common stock                               500,000           -0-
                                                  ---------     ---------
Net increase (decrease) in cash & cash
 equivalents                                        314,308      (376,266)

Cash & cash equivalents at the beginning
 of the period                                      220,974       739,453
                                                  ---------     ---------
Cash & cash equivalents at the end
 of the period                                    $ 535,282     $ 363,187
                                                  =========     =========
Reconciliation of net income to net cash
----------------------------------------
 provided by operating activities:
 --------------------------------

Net income                                        $  66,498     $  41,028
                                                  ---------     ---------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and amortization          116,936        93,397
  (Increase) decrease in accounts receivable          8,134       (48,767)
  Decrease in accounts payable                      (11,177)      (41,051)
  Decrease in prepaid expenses                          900         8,536
  Decrease in income taxes payable                  (33,338)      (21,755)
                                                  ---------     ---------
   Total adjustments                                 81,455        (9,640)
                                                  ---------     ---------
Net cash provided by operating activities         $ 147,953     $  31,388
                                                  =========     =========

The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          September 30, 1995 and 1994



     MANAGEMENT COMMENTS


     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and September 30, 1995, the results of its operations for the three-month and six-month periods ended September 30, 1995 and 1994 and the cash flows for the six-month periods ended September 30, 1995 and 1994. All adjustments are of a normal and recurring nature.


     The results of operations for the three-month and six-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


     The condensed balance sheets as of March 31, 1995 have been prepared based upon the Registrant's audited balance sheets as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE CONDENSED STATEMENTS OF OPERATIONS

     Results of Operations - 3 Months Ended September 30, 1995
     ---------------------------------------------------------

     Operating revenues increased $25,314 (17%) from the second quarter of fiscal 1994 primarily as a result of increased production from additions of oil and gas properties.

     Production costs increased $16,155 (28%) due to increased operating expenses.

     Depreciation, depletion and amortization increased $13,511 (25%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

     General and administrative costs increased $6,583 (47%) primarily due to increased accounting costs and legal fees for the private placement of common stock.
     Interest income increased $965 (27%) due to increased funds invested in money market accounts.

     Other income decreased $4,207 (81.5%) due to nonrecurring proceeds from a farmout of interest in a lease to another operator in 1994.

     During the quarter, the Company participated in the conversion of a temporarily abandoned well to a saltwater disposal well. The well (.0625 working interest to the account of the Company) is in Pecos County, Texas.


     Results of Operations - 6 Months Ended September 30, 1995
     ---------------------------------------------------------

     Operating revenues increased $105,073 (43%) from the first six months of fiscal 1994 primarily as a result of increased production from the addition of new wells.

     Production costs increased $25,156 (25%) due to increased lease operating expenses.

     Revenue from administrative service charges and reimbursements decreased $317 (6%) due to non-recurrence of operating overhead charges in the first and second quarter of 1994 resulting from the sale of two leases.

     Depreciation, depletion and amortization increased $23,539 (25%) due to the addition of oil and gas properties.

     General and administrative costs decreased $1,552 (3%) due primarily to timing of accounting costs.
     Interest income decreased $990 (12%) due to decreased funds invested in money market accounts.

     Financial Condition
     -------------------

     Working capital increased by $354,974 (156%) as compared to March 31, 1995 primarily due to increase in cash. Cash and cash equivalents have increased $314,308 for the period, due to the sale of stock through a private placement. On July 28, 1995, the Registrant completed a private placement of 250,000 shares of its unregistered, restricted common stock, par value $0.50 per share, for total proceeds of $500,000.

     The decrease in accounts payable reflects the payment of expenses incurred at the end of the prior fiscal year.

     Management cannot specifically identify the effects of inflation and other price changes on operations.


     Signatures
     ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEXCO ENERGY CORPORATION
                                             (A Colorado Corporation)



                                             /s/ NICHOLAS C. TAYLOR
                                             -----------------------------------
                                             Nicholas C. Taylor,
                                             President and Treasurer

     Date: November 1, 1995