Form 10-Q
period 1995-12-31
MEXCO ENERGY CORP
filed 1996-02-08
CIK 66418

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For quarterly period ended    December 31, 1995
                           ----------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  ________________

For Quarter Ended  December 31, 1995         Commission File No. 0-6994
                  ---------------------

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

                                     NONE
-------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                NO  ______
                           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at December 31, 1995
----------------------------              ---------------------------------
Common stock, $.50 par value                            1,423,229

                           MEXCO ENERGY CORPORATION

                                     Index

                                                                      Page
       Part I.   Financial information:

                 Condensed Balance Sheets as of
                 March 31, 1995 and December 31, 1995                   3

                 Condensed Statements of Operations
                 for the three months ended
                 December 31, 1995 and 1994                             4

                 Condensed Statements of Operations
                 for the nine months ended December 31,                 5
                 1995 and 1994

                 Condensed Statements of Cash Flows
                 for the nine months ended December 31,
                 1995 and 1994                                          6

                 Notes to condensed Financial Statements                7

                 Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                          8


       Part II.  Other information: Not Applicable

                           MEXCO ENERGY CORPORATION

                           CONDENSED BALANCE SHEETS

                     December 31, 1995 and March 31, 1995

                                     ASSETS
                                     ------

                                           December 31,          March 31,
                                              1995                 1995
                                           ------------          ---------
                                           (Unaudited)
CURRENT ASSETS
 Cash                                      $   458,034         $   220,974
 Accounts Receivable                            99,256              71,981
 Prepaid Assets                                      0               1,350
 Recoverable Income Taxes                          375               9,126
                                           -----------         -----------
  Total current assets                         557,665             303,431

PROPERTY AND EQUIPMENT
 Oil and gas properties-accounted for
  under the full cost method                 4,433,258           3,954,959
 Office furniture and fixtures                   2,431               2,431
                                           -----------         -----------
                                             4,435,689           3,957,390
  Less accumulated depreciation,
   depletion and amortization               (2,488,780)         (2,308,925)
                                           -----------         -----------
    Net property and equipment               1,946,909           1,648,465
                                           -----------         -----------
    TOTAL ASSETS                           $ 2,504,574         $ 1,951,896
                                           ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable-trade                    $    32,741         $    37,472
 Income taxes payable                                0              38,148
                                           -----------         -----------
  Total current liabilities                     32,741              75,620

DEFERRED INCOME TAXES                           29,294              31,737
                                           -----------         -----------
  Total liabilities                             62,035             107,357

STOCKHOLDERS' EQUITY
 Common Stock-$.50 par value, authorized
  5,000,000, issued and outstanding-
  1,423,229                                    711,614             586,614
 Paid in capital                             1,975,429           1,600,429
 Accumulated Deficit                          (244,504)           (342,504)
                                           -----------         -----------
  Total stockholders' equity                 2,442,539           1,844,539
                                           -----------         -----------
  TOTAL LIABILITIES & EQUITY               $ 2,504,574         $ 1,951,896
                                           ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                        Three months ended December 31,
                                  (Unaudited)

                                                 1995             1994
                                                 ----             ----
Revenues:
 Gross revenues from oil and gas
  production                                  $  176,343       $  123,869
 Production costs                                 75,647           55,013
                                              ----------       ----------
 Net revenues from oil and gas
  production                                     100,696           68,856
 Administrative service charges and
  reimbursements                                   1,203            2,417
                                              ----------       ----------
                                                 101,899           71,273
                                              ----------       ----------
Costs and expenses:
 Depreciation, depletion and amortization         62,919           56,220
 General and administrative                       19,529           19,822

Other Income                                      (7,039)               0
Interest income                                   (6,510)          (4,293)
                                              ----------       ----------
                                                  68,899           71,749
                                              ----------       ----------

Income (loss) before income tax expense           33,000             (476)

Income tax expense                                 1,498                0
                                              ----------       ----------

NET INCOME (LOSS)                             $   31,502       $     (476)
                                              ==========       ==========

Net income per share                          $      .02       $      .00
                                              ==========       ==========
Weighted average common shares
 outstanding                                   1,423,229        1,173,229
                                              ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                        Nine months ended December 31,
                                  (Unaudited)

                                                 1995             1994
                                                 ----             ----
Revenues:
 Gross revenues from oil and gas
  production                                  $  524,133       $  366,586
 Production costs                                201,590          155,800
                                              ----------       ----------
 Net revenues from oil and gas
  production                                     322,543          210,786

 Administrative service charges
  and reimbursements                               6,176            7,707
                                              ----------       ----------
                                                 328,719          218,493
                                              ----------       ----------
Costs and expenses:
 Depreciation, depletion and amortization        179,855          149,617

 General and administrative                       65,632           67,477

Other income                                      (7,990)          (5,164)

Interest income                                  (13,461)         (12,234)
                                              ----------       ----------
                                                 224,036          199,696
                                              ----------       ----------

Income before income tax expense                 104,683           18,797

Income tax expense (benefit)                       6,683          (21,755)
                                              ----------       ----------


NET INCOME                                    $   98,000       $   40,552
                                              ==========       ==========

Net income per share                          $      .07       $      .02
                                              ==========       ==========

Weighted average common shares
 outstanding                                   1,315,956        1,173,229
                                              ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                        Nine Months ended December 31,
                                  (Unaudited)


                                                     1995             1994
                                                     ----             ----
Cash flows from operating activities:
------------------------------------
 Cash received from oil & gas operations        $    535,570    $    351,544
 Cash paid for oil & gas operations                 (238,856)       (198,350)
 General & administrative expenses                   (64,282)        (58,491)
 Interest received                                    13,461          12,234
 Other cash received                                   7,990           5,164
 Income Taxes (paid) refunded                        (38,523)         30,874
                                                ------------    ------------
  Net cash provided by operations                    215,360         142,975

Cash flows from investing activities:
------------------------------------
 Capital expenditures                               (479,800)       (709,196)
 Sales of assets                                       1,500          24,000
                                                ------------    ------------
  Net cash used in investing activities             (478,300)       (197,232)
                                                ------------    ------------
Cash flows from financing activities:
------------------------------------
 Sale of common stock                                500,000             -0-
                                                ------------    ------------
Net increase (decrease) in cash & cash
 equivalents                                         237,060        (542,221)

Cash & cash equivalents at the beginning
 of the period                                       220,974         739,453
                                                ------------    ------------
Cash & cash equivalents at the end
 of the period                                  $    458,034    $    197,232
                                                ============    ============
Reconciliation of net income to net cash
----------------------------------------
 provided by operating activities:
 --------------------------------

Net income                                      $     98,000    $     40,552
                                                ------------    ------------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and amortization           179,855         149,617
  Increase in accounts receivable                    (27,275)        (13,845)
  Decrease in accounts payable                        (4,730)        (51,454)
  Decrease in prepaid expenses                         1,350           8,986
  Increase (Decrease) in income taxes payable        (31,840)          9,119
                                                ------------    ------------
   Total adjustments                                 117,360         102,423
                                                ------------    ------------
Net cash provided by operating activities       $    215,360    $    142,975
                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          December 31, 1995 and 1994



MANAGEMENT COMMENTS


In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1995, the results of its operations for the three-month and nine-month periods ended December 31, 1995 and 1994 and the cash flows for the nine-month periods ended December 31, 1995 and 1994. All adjustments are of a normal and recurring nature.


The results of operations for the three-month and nine-month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.


The condensed balance sheets as of March 31, 1995 have been prepared based upon the Registrant's audited balance sheets as of that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE CONDENSED STATEMENTS OF OPERATIONS

Results of Operations - 3 Months Ended December 31, 1995
--------------------------------------------------------

Operating revenues increased $52,474 (42%) from the third quarter of fiscal 1994 primarily as a result of increased production from additions of oil and gas properties.

Production costs increased $20,634 (37.5%) due to increased operating expenses from additional properties.

Depreciation, depletion and amortization increased $6,699 (12%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

General and administrative costs decreased $293 (1.5%) primarily due to decreased accounting costs.

Interest income increased $2,217 (52%) due to increased funds invested in money market accounts.

Other income increased $7,039 (100%) primarily due to gas gathering fees collected at the Viejos Field Gas Gathering Unit in Pecos County, Texas.

During the quarter, the Company purchased several royalty and leasehold interests in Hockley County, Texas, and mineral interests in Andrews County for $56,352. The Company also prepaid expenses of $56,375 for the drilling and completing of a well (.275 working interest) in Garza County, Texas. The Company plugged and abandoned nine wells in Haskell County, Texas. The Company sold one well (.046875 working interest) in Stonewall County, Texas for $1,500.

Results of Operations - 9 Months Ended December 31, 1995
--------------------------------------------------------

Operating revenues increased $157,547 (43%) from the first nine months of fiscal 1994 primarily as a result of increased production from the addition of new wells.

Production costs increased $45,790 (29%) due to increased lease operating expenses from additional properties.

Revenue from administrative service charges and reimbursements decreased $1,531 (20%) due to non-recurrence of operating overhead charges in 1994 resulting from the plugging of nine wells operated by the Company.

Depreciation, depletion and amortization increased $30,238 (20%) due to the addition of oil and gas properties.

General and administrative costs decreased $1,845 (3%) due primarily to timing of accounting costs.

Interest income increased $1,227 (10%) due to increased funds invested in money market accounts.

Financial Condition
-------------------

Working capital increased by $297,113 (130%) as compared to March 31, 1995 primarily due to increase in cash. Cash and cash equivalents have increased $237,060 for the period, from the sale of stock through a private placement. On July 28, 1995, the Registrant completed a private placement of 250,000 shares of its unregistered, restricted common stock, par value $0.50 per share, for total proceeds of $500,000.

The decrease in accounts payable reflects the payment of expenses incurred at the end of the prior fiscal year.

The increase in accounts receivable is due to plugging expenses charged to working interest owners at period end.

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


                                             MEXCO ENERGY CORPORATION
                                             (A Colorado Corporation)




                                             ___________________________
                                             Nicholas C. Taylor,
                                             President and Treasurer

Date: February 7, 1996