Form 10-K
period 1996-03-31
MEXCO ENERGY CORP
filed 1996-06-25
CIK 66418

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1996              Commission File No. 0-6694

                           MEXCO ENERGY CORPORATION

Incorporated in the State of Colorado                                 84-0627918
                                                                (I.R.S. Employer
                                                             Identification No.)

                1101 Petroleum Building, Midland, Texas  79701
                         (Principal Executive Office)
                       Telephone Number:  (915) 682-1119


       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class                    Name of Exchange on Which Registered
     -------------------                    ------------------------------------

Common Stock, $.50 par value                                 None

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                 Yes     X                    No
                      -------                     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter)is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $ 576,792 based upon the closing bid price of the Registrant's common stock as of May 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Item 601 of Regulation S-K with respect to this Form 10-K has either been included or omitted because of non-applicability.

     The index to the Exhibits is located on page 20 herein.

                                     PART I

Item No. 1.  Business
             --------

     Mexco Energy Corporation (the "Registrant"), a Colorado corporation, was organized in 1972, and maintains its principal office at 1101 Petroleum Building, Midland, Texas. Since its incorporation, the Registrant has been engaged in the acquisition, exploration and development of oil and gas properties located in the United States. The bulk of its activities are, and have been since its incorporation, conducted in the State of Texas.

     The Registrant's corporate name was formerly Miller Oil Company. In 1980 the shareholders of the Registrant amended the Articles of Incorporation ("Articles") of the Registrant to change the corporate name to Mexco Energy Corporation. Also at that time, the shareholders of the Registrant approved amendments to the Articles resulting in a one-for-fifty reverse stock split of the Registrant's common stock ($0.50 par value). The corporate name change and reverse stock split became effective April 30, 1980.

     The Registrant's operations are not divided into industry segments. Since its inception, the Registrant's entire business has been acquiring, and developing oil and gas properties and producing oil and gas within the oil and gas industry. All sales of oil and gas are to unaffiliated customers. See the Registrant's financial statements and notes thereto for an account of the Registrant's past operating results attributable to its oil and gas operations.

     The Registrant acquires interests in producing and non-producing oil and gas leases purchased from landowners and leaseholders in areas considered favorable for oil and gas exploration and production by the Registrant. In addition, oil and gas prospects are acquired by joining with other oil and gas operators in drilling prospects which such third parties have generated. The Registrant employs a combination of the above methods of obtaining producing acreage and related prospects. In recent years, the Registrant has been placing primary emphasis on evaluation and purchase of producing oil and gas properties.

     As of March 31, 1996, the Registrant held leasehold rights covering in excess of 59,928 gross acres (2,207 net acres), all of which have producing oil and gas wells located thereon. The Registrant is the operator of seven (7) of the producing wells in which it owns an interest and other companies operate eight hundred sixty-eight (868) of the remaining producing wells.

     The Registrant's oil and gas activities involve oil and gas drilling, which carries high risk including the risk that no commercial oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, and in past years, shortage of pipe and equipment.

     The Registrant is subject to all the risks inherent in the exploration for, and development and production of, oil and gas, including blowouts, fires, and other casualties. The Registrant maintains insurance coverage but losses can occur from uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Registrant.

     The oil and gas industry in which the Registrant is engaged is a highly competitive and speculative business. Competitors include well-capitalized oil and gas companies and other companies having financial and other resources greater than those of the Registrant. The Registrant's ability to locate and produce oil and gas reserves is essential to the ultimate realization of income and value from the Registrant's properties and, therefore, may be considered to be a raw material essential to the Registrant's business. The availability of drilling rigs, fuel, tubular goods and other drilling and production equipment is also essential to the Registrant's business. The Registrant relies on the acquisition of leases and other oil and gas interests on which to explore for, develop and/or produce oil and gas. The availability of such property is essential to the Registrant's continuing business.

     Crude oil and condensate produced from the properties in which the Registrant owns an interest are sold to oil companies and pipeline companies at prices posted by the principal purchasers in the Registrant's producing area. As of March 31, 1996 the principal purchasers (percentage purchased) of the Registrant's crude oil production were Navajo Crude Oil Marketing Company (66%) and Sun Refining and Marketing Company (22%).

     Natural gas obtained from the properties in which the Registrant has an interest is sold pursuant to contracts negotiated between operators of producing wells and purchasers of natural gas (subject to the Natural Gas Policy Act). As of March 31, 1996 the principal purchasers (percentage purchased) of the Registrant's natural gas production were approximately: Aquila Southwest Pipeline Corporation (23%), Midland Marketing Corporation (19%), Energy Development Corporation ("EDC") (16%), Texaco Inc. (13%), and GPM Gas Corporation (11%). The Registrant does not believe that the loss of any of these purchasers would have a material impact on Registrant's business because of the demand for oil, gas and casinghead gas production. Oil and gas production is transported by trucks and pipelines, respectively. The Registrant does not own any bulk storage facilities or pipelines.

     As of March 31, 1996, the Registrant had two employees, who currently work part time in and out of the office. The Registrant believes that relations with these employees are generally satisfactory. The Registrant's employees are not covered by collective bargaining arrangements.

     The Registrant, by nature of its oil and gas operations, is subject to compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. At the present time, however, such compliance does not require any substantial capital expenditures, does not materially affect the Registrant's earnings and in the Registrant's opinion will not materially affect future operations.

     The Registrant is not engaged in operations in foreign countries, and no portion of sales or revenues is derived from customers in foreign countries.

Item No. 2.  Properties
             ----------

Office Facilities
- - -----------------

     The Registrant occupies its principal offices at 1101 Petroleum Building, Midland, Texas pursuant to a lease which terminates in less than one (1) year.

Oil and Gas Properties and Reserves
- - -----------------------------------

     Registrant owns 100% of five (5) producing oil wells which it operates and owns partial interests in an additional eight hundred seventy-one (871) wells located in the states of Texas, New Mexico and Oklahoma. Of the wells, eight hundred seventy-five (875) are producing. The Registrant also operates one (1) water source well and one (1) injection well. Additional information concerning these properties and the oil and gas reserves of the Registrant is provided as follows.

Oil and Gas Properties
- - ----------------------

     The following table indicates the net oil and gas production of the Registrant in each of the last five (5) years, all of which is located within the United States.

            Year    Oil (Bbls.)  Gas (MCF)

            1996        29,058    186,419
            1995        21,844    140,010
            1994        13,390     77,126
            1993        12,331     55,370
            1992        11,711     42,398

     The following table indicates the Registrant's total gross and net productive oil and gas wells and the total gross and net producing acreage as of March 31, 1996.

                         Wells               Producing
               ---------------------------  --------------
                    Oil           Gas        Acreage (a)
               -------------  -----------   --------------
               Gross   Net    Gross   Net   Gross     Net
               -----  ------  -----  -----  ------  ------

Texas           780   11.596     42  1.255  45,915   2,049
New Mexico        3     .066      2   .133   2,476     136
Oklahoma         --       --      7   .026   4,021      17
Wyoming           2     .020     --     --     320       3
Louisiana        39     .009     --     --   6,876       2
Arkansas          1     .001     --     --     320      --
                ---   ------     --  -----  ------   -----
TOTAL           825   11.692     51  1.414  59,928   2,207

     (a) A gross well or acre is one in which an interest is owned. A net well or acre indicates the percentage of interest of the gross well or acre owned by the Registrant.

     (b)  Of these wells none are shut-in pending plugging and abandonment.

     The following table sets forth the results of the drilling activity by the Registrant for the years ended March 31, 1996, 1995 and 1994.

                Net             Net         Net           Net
      Gross  Productive       Dry(1)     Productive       Dry
Year  Wells  Exploratory    Exploratory  Development  Development
- - ----  -----  -----------    -----------  -----------  -----------
1996    9         0            .063          .815           0
1995    6         0             0           1.125           0
1994    2         0             0            .25          .19

- - -------------
(1) One of the net dry exploratory wells accounted for .0625 was drilled in 1995, but not plugged and abandoned until 1996.

     The following table presents, for the periods indicated, the average sales price per unit and average production costs per unit attributable to the Registrant's interest in producing oil and gas properties.

                                    Year Ended March 31,
                                 --------------------------
                                  1996      1995      1994
                                 ------    ------    ------
Average sales price
  per product:

       Oil (per Bbl.)            $17.45    $16.40    $14.87
       Gas (per MCF)               1.57      1.32      1.66(1)

Average production costs per
  barrel equivalent (gas con-
  verted to barrel equivalent
  to 6 MCF per barrel of oil)      4.54      4.60      7.39

Production cost per dollar
  of sales                          .35       .38       .50

(1) This price excludes settlement proceeds from litigation regarding sales of natural gas.


Oil and Gas Reserves
- - --------------------

     See Note G of the Notes to Financial Statements herein for information regarding the estimated quantities of proved oil and gas reserves owned by the Registrant. The oil and gas reserves have been estimated in accordance with regulations promulgated by the Securities and Exchange Commission.

     The following table indicates estimates by the Registrant's Independent Petroleum Engineers, T. Scott Hickman & Associates, Inc., of Midland, Texas, of the availability to the Registrant of proved oil and gas reserves, all of which are located in the United States, for the year 1996. The estimates for the years 1994 and 1995 were prepared by the Registrant's consulting engineer, R.F. Bailey of Midland, Texas. For 1996, T. Scott Hickman & Associates, Inc. has estimated 424,737 barrels of oil and 1,920,107 MCF of gas for a combined $4,627,526 of future net revenue discounted at ten percent (10%) per annum. Reserve estimate calculations as of March 31, 1996, include decontrol of oil prices, and repeal of the Windfall Profits Excise Tax but do not include decontrol or escalation of gas prices, except as provided in existing gas contracts. Since no provisions were made for changes in product prices and costs, the Registrant does not believe that these estimates of reserves and future net revenues fully reflect possible future revenue values. Estimates of oil and gas reserves are projections based on engineering information and data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth below will be ultimately realized.

                   Proved Developed and Undeveloped Reserves
                   -----------------------------------------

                                       Present Worth of
                                     Future Net Revenues
                Oil (bbls)      Gas (MCF)    Discounted at 10%
                ----------      ---------   ------------------
March 31, 1996    424,737       1,920,107       $4,627,526
March 31, 1995    207,065       1,566,720       $2,028,365
March 31, 1994     79,855         671,303       $1,073,325


     No major discovery or other favorable or adverse event has caused a material change in the estimated proved reserves since March 31, 1996 except for the increase in the Registrant's proved oil and gas reserves as of March 31, 1996 due primarily to purchases and development of producing properties and except for normal production declines, price and related adjustments.

     The Registrant has not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign governmental authority or agency within the past twelve (12) months.

     The Registrant has no foreign operations and has no agreements with foreign governments.

     As of March 31, 1996, one (1) well was to be drilled by the Registrant. There were no other operations of material importance to Registrant such as waterfloods and pressure maintenance projects being installed by the Registrant.

Title to Oil and Gas Properties
- - -------------------------------

     Registrant currently has no properties mortgaged to secure indebtedness. The Registrant's properties are generally subject to the customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions. The Registrant believes that none of such burdens materially detract from the value of such properties or materially interferes with their use in the operation of the Registrant's business.

     As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than preliminary review of local mineral records. Title investigations, in most cases including obtaining a title opinion of local counsel, are made before commencement of drilling operations. The Registrant believes that its methods of investigating title to its properties are consistent with practices customary in the oil and gas industry in connection with the acquisition of such properties, and that such practices are adequately designed to enable it to acquire good title to such properties.


Undeveloped Acreage
- - -------------------

     The Registrant currently does not own any material inventory of non-productive acreage in partially developed prospects except those located in the Viejos Devonian Field of Pecos County, Texas and the Lazy JL Spraberry Field of Garza County, Texas. The Registrant owns from 6.00% working interest to 9.51% working interest (net revenue interest 4.5% to 7.13%) in the Viejos Field of Pecos County, Texas, consisting of 2,574 gross acres and ten (10) wells.

     The Registrant owns a 35% working interest (net revenue interest 26.25%) in ten (10) wells in the Lazy JL (Lower Spraberry) Field of Garza County, Texas, consisting of 1,284 acres in which the Registrant owns from a 25% to 35% working interest at March 31, 1996. The Registrant is unable to determine the extent of future development, if any, in these two (2) fields.

Item No. 3.  Legal Proceedings
             -----------------

     The Registrant is not involved in any pending or threatened legal proceedings except as set forth in Note F of the Notes to Financial Statements herein.

Item No. 4.  Submission of Matters to a Vote of Security
             -------------------------------------------
             Holders
             -------

     No matter has been submitted to a vote of security holders during the fourth quarter of the fiscal year being reported upon.

                                    PART II
                                    -------


Item No. 5.  Market For Registrant's Common Equity and Related
             -------------------------------------------------
             Stockholder Matters.
             -------------------


"Common Stock"
- - --------------

     The Registrant's common stock is traded in the over-the-counter market. The high and low bid quotations for the calendar periods indicated are shown on the following table.


                                         Bid Price
                                      ----------------
                                      High        Low
                                      ----        ---
     1996    April - June 1995        $3.00      $2.00
             July - September 1995     3.00       2.00
             October - December 1995   3.00       2.00
             January - March 1996      3.00       2.00

     1995    April - June 1994        $2.50      $1.50
             July - September 1994     2.50       1.50
             October - December 1994   2.50       1.50
             January - March 1995      2.50       1.50

     Bid quotations representing prices between dealers do not include retail mark up, mark down or commissions, and do not necessarily represent actual transactions.


Number of Shareholders
- - ----------------------

     As of March 31, 1996, there were approximately 1,476 shareholders of record of the Registrant's common stock.


Dividends
- - ---------

     The Registrant has not paid any dividends on its common stock, and the payment of any dividends at a future date would be dependent upon the earnings, financial condition and capital needs of the Registrant at such time.

Item No. 6.  Selected Financial Data
             -----------------------

Revenues:
                        1996        1995        1994        1993         1992
                     ----------  ----------  ----------  ----------   ----------

Oil & gas
 income              $  798,589  $  543,267  $  374,322  $  331,412   $  288,948

Proceeds from
  settlement of
  litigation                ---         ---   1,160,933         ---          ---

Administrative
 service charges
 and reimburse-
 ments                    7,380      10,123      26,553      16,924       18,218

Other income             28,104      20,531      18,071       4,350        9,582

Net income (loss)       200,606     104,843   1,028,718     ( 8,975)      14,869
Net Income (loss)
 per share                  .15         .09         .88     (   .01)         .01
                     ----------  ----------  ----------  ----------   ----------

Net Income (loss)
 from continuing
 operations             200,606     104,843   1,028,718     ( 8,975)      14,869
                     ==========  ==========  ==========  ==========   ==========

Net Income (loss)
 from continuing
 operations per
 share                      .15         .09         .88     (   .01)         .01
                     ==========  ==========  ==========  ==========   ==========

Total Assets          2,612,039   1,951,896   1,868,369     817,805      737,075


Total Long-Term
  Debt                      ---         ---         ---         ---          ---

Weighted average
 shares
 outstanding          1,342,628   1,173,229   1,173,229   1,157,479    1,152,229

Dividends                   ---         ---         ---         ---          ---
                     ==========  ==========  ==========  ==========   ==========


Item No. 7.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations
             -----------------------------------

Liquidity and Capital Resources and Commitments
- - -----------------------------------------------

     As indicated by the Statements of Cash Flows for the past three fiscal years, the Registrant generally has generated cash from operating activities which has been used primarily for purposes of acquiring producing and non-producing oil and gas properties.

     On July 28, 1995, the Registrant completed a private placement with accredited investors of 250,000 shares of its unregistered, restricted common stock, par value $0.50 per share, for total proceeds of $500,000 or $2.00 per share to the Registrant. The proceeds are being used in developing the Registrant's existing oil and gas properties and for the purchase of additional oil and gas properties. Such shares were issued to six (6) shareholders, representing 17.57% of the total issued and outstanding shares after said sale.

     Registrant also has a letter of credit with NationsBank of Texas, N.A., Midland, Texas, which provides for unsecured borrowings up to $50,000 in lieu of a plugging bond with the Railroad Commission for properties currently shut-in.

     In the past years, the oil and gas industry has suffered because of price decreases for oil. An oversupply of petroleum in both the domestic and international markets appeared to be the reason for the price decline. The Registrant is unable to predict price changes or the possible effects on the Registrant at this time. Past changes in tax laws and the decline in oil prices have had the effect industry-wide of limiting funds available for oil and gas exploration.

     During the fiscal year ended March 31, 1996, the Registrant's oil production increased 7,214 barrels (33%) from 1995 and gas production increased 46,409 MCF (33%) as a result of additional producing oil and gas properties.


Results of Operations
- - ---------------------


     Business Segment
     ----------------


     The Registrant only has a single line of business which is oil and gas acquisition, exploration and production.

     Fiscal 1996 Compared to Fiscal 1995
     -----------------------------------

     Registrant participated in the drilling of nine (9) gross (.815 net) wells, of which seven (7) were productive oil wells in fiscal 1996.

     An increase in working capital of $20,300 for fiscal 1996, compared to a decrease of $466,825 for fiscal 1995 was a result of increased receipts of oil and gas sales and proceeds of a private placement of the Registrant's common stock.

     Gross revenue from oil and gas production increased in 1996 compared to 1995 by $255,322 (47%) and the Registrant reflected net earnings of $200,606. Revenues increased due to the increase in oil and gas production from acquisition and development of oil and gas properties. This increase was affected by increase in revenues from sales of crude oil and natural gas during the current period. The average 1996 price for crude oil is $17.45 per barrel compared to the 1995 price of $16.40. Average prices paid per MCF of gas for 1996 and 1995 were $1.57 and $1.32, respectively.

     Administrative services income and reimbursement to the Registrant decreased $2,743 (27%) due to the plugging and abandonment of certain wells during the current year.

     Production costs increased $65,263 (31%) from 1995 primarily from the addition of new wells drilled in 1996.

     Other income in 1996 consisted primarily of $17,285 of interest income from investment in a liquid asset money market fund and $6,979 of gas gathering fees from the Viejos field.

     Overall, costs and expenses increased in 1996 by $162,672 (36%). Normal depreciation, depletion and amortization increased in 1996 as compared to 1995 by $91,669 (54%) due to increased acquisition, development and production of properties. General and administrative expenses increased $5,740 (7%).


     Fiscal 1995 Compared to Fiscal 1994
     -----------------------------------


     Registrant participated in the drilling of six (6) gross (1.125 net) wells, of which all six (6) were productive oil wells in fiscal 1995.

     A decrease in working capital of $466,825 for fiscal 1995, compared to an increase of $711,649 for fiscal 1994 was a result of increased acquisition, drilling and development costs and non-recurring receipt of proceeds aggregating $1,160,933 in 1994 from litigation regarding natural gas sales.

     Gross revenue from oil and gas production increased in 1995 compared to 1994 by $168,945 (45%) and the Registrant incurred a profit of $104,843. Revenues increased due to the increase in oil and gas production from additions of oil and gas properties as compared to the prior year. This increase was affected by increase in revenues from sales of crude oil and natural gas during the current period. The average 1995 price for crude oil was $16.40 per barrel compared to the 1994 price of $14.87. Average prices paid per MCF for 1995 and 1994 were $1.32 and $1.66, respectively.

     Administrative services income and reimbursement to the Registrant decreased $16,430 (62%) due to non-recurrence of drilling overhead charges during the current year.

     Production costs increased $13,682 (7%) from 1994 primarily from the addition of new wells drilled in 1995.

     Other income in 1995 consisted primarily of $15,334 of interest income from investment in a liquid asset money market fund.

     Overall, costs and expenses decreased in 1995 by $32,162 (6.55%). Normal depreciation, depletion and amortization increased in 1995 as compared to 1994 by $18,394 (12%) due to increased development and acquisition of properties. In 1994 an impairment of $65,794 was recorded due to the Company's full cost pool exceeding the full cost ceiling. General and administrative expense increased $3,112 (4%).


Item No. 8.  Financial Statements and Supplementary Data
             -------------------------------------------

     See Index to Financial Statements elsewhere herein.


Item No. 9.  Changes in and Disagreements on Accounting and
             ----------------------------------------------
             Financial Disclosures
             ---------------------

     There were no changes or disagreements.


                                    PART III
                                    --------


Item No. 10.  Directors and Executive Officers of the Registrant
              --------------------------------------------------

            Name               Age       Position
- - -----------------------------  ---  -------------------

     William G. Duncan, Jr.     53  Director
     Nicholas C. Taylor         58  Director, President
                                          and Treasurer
     Donna Gail Yanko           52  Director, Vice
                                          President and
                                          Secretary

     At the Annual Meeting held on November 29, 1995, the above persons were elected to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

     The following is a brief account of the business experience during the last five years of each director and executive officer:

     William G. Duncan, 53, since October 1991, has been the Senior Vice
     -----------------
President and Chief Investment Officer of Southeastern Financial Services, Louisville, Kentucky. For the previous twenty-five (25) years, he held several positions at Liberty National Bank and Trust Company, Louisville, Kentucky, serving as Senior Vice President and Manager of the bank's Personal Trust Investment Section, member of Liberty's Trust Executive Committee, and several positions in Liberty's Commercial Banking Division. Mr. Duncan was appointed to the position of Director on July 22, 1994, after the resignation of Thomas Graham, Jr. to become a United States Ambassador, and was elected a Director in 1994.

     Nicholas C. Taylor, 58, was elected President, Treasurer and Director of
     ------------------
the Registrant in 1983 and serves in such capacities on a part time basis, as required. From 1974 to 1993, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. Since 1993 he has been engaged in the practice of law and investments, primarily in oil and gas. In 1995 he was appointed by the Governor of Texas to serve as a member of the State Securities Board.

     Donna Gail Yanko, 52, has worked as part-time administrative assistant to
     ----------------
the President and controlling shareholder for the past nine years. She served as Assistant Secretary of the Company from 1986 to 1992 and was elected a Director and appointed Vice President of the Company in 1990 and Secretary in 1992.

Item No. 11.  Executive Compensation
              ----------------------

     The following table sets forth all cash compensation received by the executive officers and directors of the Registrant as a group setting forth individually executive officers and directors who received in excess of $60,000, including cash bonuses.

                        Summary Compensation Table/(1)/
                        -------------------------------

Name and
Principal Position    Year  Salary
- - --------------------  ----  -------

    4 Officers &      1996  $38,400
      Directors       1995  $33,559
      as a group      1994  $29,400

(1) Directors are paid $100 per meeting of which there were three (3) for the period.

Item No. 12.  Security Ownership of Certain Beneficial Owners
              -----------------------------------------------
              and Management
              --------------

     The following table sets forth as of March 31, 1996 the owners of five percent (5%) or more of its common stock:

(1) Title       (2) Name and          (3) Amount and    (4) Percent
of Class        Address of            Nature of Bene-      of Class
                Beneficial Owner      ficial Ownership
- - --------------------------------------------------------------------

Common       Nicholas C. Taylor(1)        1,062,770        74.67%
             214 West Texas
             Suite 1101
             Midland, TX  79701

Common       Howard E. Cox, Jr.             160,000        11.24%
             One Federal Street
             26th Floor
             Boston, MA  02110

- - -------------

(1) Mr. Taylor, by virtue of his share of ownership, may be deemed to be a "parent" of the Company as defined under Rule 405 promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 as amended (the "Securities Act").

     The information set forth below shows as of June 1, 1996, all shares of the Registrant's common stock beneficially or indirectly owned by all directors, and all directors and officers as a group without naming them.

     The following table sets forth the ownership of executive officers and directors of the Registrant.

(1) Title     (2) Name and        (3) Amount and    (4) Percent
of class      Address of          Nature of Bene-      of Class
              Beneficial Owner    ficial Ownership
- - ----------------------------------------------------------------
Common       Nicholas C. Taylor       1,062,770         74.67%

             Donna Gail Yanko             7,140           .50%

             Kay M. Castle(2)             1,055           .07%

             All Directors and        1,070,965         75.25%
             Officers as a Group

- - -------------
(2)  Mrs. Castle resigned as Comptroller of the Company effective May 23, 1996.

Item No. 13.  Certain Relationships and Related Transactions
              ----------------------------------------------


     Registrant's principal shareholder owns working interests varying from 93.75% to 100% in certain wells which it operates. Registrant operates these wells on a contract basis charging the same or greater administrative fees as the previous operator. See Note E of the Notes to Financial Statements.


                                    PART IV
                                    -------


Item No. 14.  Exhibits, Financial Statement Schedules, Reports
              ------------------------------------------------
              on Form 8-K
              -----------

     (a) Financial Statements, Schedules and Exhibits

         1.  Financial Statements

         2.  Financial Statement Schedules

               All schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

          3.   Exhibits

               The exhibits and financial statement schedules filed as a part of this report are listed below according to the number assigned to it in the exhibit table of Item 601 of Regulation S-K:

               (3) Restated Articles of Incorporation and Bylaws.

               (4) Instruments defining the rights of security holders, including indentures - None.

               (9) Voting Trust Agreement - None, consequently, omitted.

               (10) Material Contract - None, consequently omitted.

               (11) Statement regarding computation of per share earnings - Not Applicable.

               (12) Statement regarding computation of ratios - Not Applicable.

               (13) Annual Report to security holders, Form 10-Q or quarterly report to security holders - Not Applicable.

               (18) Letter regarding change in accounting principles - No change during fiscal 1996.

               (19) Previously unfiled documents - No documents have been executed or in effect during the reporting period which should have been filed, consequently, this exhibit has been omitted.

               (22) Subsidiaries of the Registrant - There are no subsidiaries of the Registrant, consequently, this exhibit has been omitted.

               (23) Published report regarding matters submitted to vote of security holders - None, consequently omitted.

               (24) Consent of experts - Not applicable.

               (25) Power of Attorney - There are no signatures contained within this report pursuant to a power of attorney, consequently, this exhibit has been omitted.

               (28)  Additional Exhibits - None.

     (b)  Reports on Form 8-K.

     No report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                     MEXCO ENERGY CORPORATION



                                     By: /s/ Nicholas C. Taylor
                                        ----------------------------
                                        Nicholas C. Taylor, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                Title                   Date
      ----------                -----                   ----


  /s/ Nicholas C. Taylor        President,          June 24, 1996
 -------------------------      Treasurer,
 Nicholas C. Taylor             Director



  /s/ Donna Gail Yanko          Vice President,     June 24, 1996
 -------------------------      Director
 Donna Gail Yanko



  /s/ Teresa C. Mitchell        Comptroller         June 24, 1996
 -------------------------
 Teresa C. Mitchell

                                 EXHIBIT INDEX
                                 -------------

Number                  Exhibit                              Page
- - --------  ------------------------------------               ----

 (1)      *
 (2)      *
 (3)      Articles of Incorporation and Bylaws                **
 (4)      Instruments defining the rights of security
             holders, including indentures                    Omit
 (5)      *
 (6)      *
 (7)      *
 (8)      *
 (9)      Voting Trust Agreement                              Omit
(10)      Material Contracts                                  Omit
(11)      Statement regarding computation of per
             share earnings                                   Omit
(12)      Statement regarding computation of ratios           Omit
(13)      Annual Report to security holders, Form 10-Q,
             or quarterly report to security holders          Omit
(14)      *
(15)      *
(16)      *
(17)      *
(18)      Letter regarding change in accounting
             principles                                       Omit
(19)      Previously unfiled documents                        Omit
(20)      *
(21)      *
(22)      Subsidiaries of the Registrant                      Omit
(23)      Published report regarding matters submitted
             to vote of security holders                      Omit
(24)      Consent of experts                                  Omit
(25)      Power of Attorney                                   Omit
(26)      *
(27)      *
(28)      Additional Exhibits                                 Omit

*    This exhibit is not required to be filed in accordance with
     Item 601 of Regulation S-K.

** Incorporated by reference to the Registrant's Annual Report to the Securities & Exchange Commission on Form 10-K, dated June 23, 1995.

                           MEXCO ENERGY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


                             FINANCIAL STATEMENTS
                             --------------------

                                                          Page
                                                          ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS        F-2

BALANCE SHEETS AS OF MARCH 31, 1996 AND 1995              F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31,
   1996, 1995, AND 1994                                   F-4

STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
    MARCH 31, 1996, 1995, AND 1994                        F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31,
    1996, 1995, AND 1994                                  F-6

NOTES TO FINANCIAL STATEMENTS                             F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


Board of Directors
Mexco Energy Corporation

We have audited the accompanying balance sheets of Mexco Energy Corporation, as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation, as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 23, 1996

                           MEXCO ENERGY CORPORATION

                                BALANCE SHEETS

                                   March 31,


ASSETS                                                       1996         1995
                                                          -----------  -----------

CURRENT ASSETS
 Cash and cash equivalents                                $  172,112   $  220,974
 Accounts receivable, including $12,297 in 1996 and
   $7,888 in 1995 from a related party (note E)              108,583       71,981
 Prepaid expenses                                                  -        1,350
 Recoverable income taxes                                          -        9,126
                                                          ----------   ----------

         Total current assets                                280,695      303,431

PROPERTY AND EQUIPMENT - AT COST
 Oil and gas properties, using the full cost method
   of accounting (notes D and G)                           4,900,230    3,954,959
 Other property                                                2,431        2,431
                                                          ----------   ----------
                                                           4,902,661    3,957,390
   Less accumulated depreciation, depletion, and
     amortization                                          2,571,317    2,308,925
                                                          ----------   ----------
                                                           2,331,344    1,648,465
                                                          ----------   ----------

                                                          $2,612,039   $1,951,896
                                                          ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                                 $   32,584   $   37,472
 Income taxes payable                                              -       38,148
                                                          ----------   ----------

         Total current liabilities                            32,584       75,620

DEFERRED INCOME TAXES (note B)                                34,310       31,737
                                                          ----------   ----------

         Total liabilities                                    66,894      107,357

STOCKHOLDERS' EQUITY
 Common stock - $.50 par value; authorized, 5,000,000
   shares; issued and outstanding, 1,423,229 shares in
   1996 and 1,173,229 shares in 1995                         711,614      586,614
 Additional paid-in capital                                1,975,429    1,600,429
 Accumulated deficit                                        (141,898)    (342,504)
                                                          ----------   ----------
                                                           2,545,145    1,844,539
                                                          ----------   ----------

                                                          $2,612,039   $1,951,896
                                                          ==========   ==========

        The accompanying notes are an integral part of these statements.

                           MEXCO ENERGY CORPORATION

                           STATEMENTS OF OPERATIONS

                             Year ended March 31,


                                                       1996        1995        1994
                                                    ----------  ----------  ----------

Revenues
 Oil and gas                                        $  798,589  $  543,267  $  374,322
 Proceeds from settlement of litigation (note F)             -           -   1,160,933
 Administrative services, charges, and
   reimbursements                                        7,380      10,123      26,553
 Interest                                               17,285      15,334      18,071
 Other income                                           10,819       5,197           -
                                                    ----------  ----------  ----------
                                                       834,073     573,921   1,579,879

Costs and expenses
 Production                                            272,892     207,629     193,947
 Depreciation, depletion, and amortization             262,392     170,723     152,329
 Impairment of oil and gas properties                        -           -      65,794
 General and administrative                             86,484      80,744      77,632
 Interest                                                    -           -       1,556
                                                    ----------  ----------  ----------
                                                       621,768     459,096     491,258
                                                    ----------  ----------  ----------

         Earnings before income tax
            expense                                    212,305     114,825   1,088,621

Income tax expense (note B)                             11,699       9,982      59,903
                                                    ----------  ----------  ----------

         NET EARNINGS                               $  200,606  $  104,843  $1,028,718
                                                    ==========  ==========  ==========
Earnings per share                                        $.15        $.09        $.88
                                                    ==========  ==========  ==========

Weighted average outstanding shares                  1,342,628   1,173,229   1,173,229
                                                    ==========  ==========  ==========

           The accompanying notes are an integral part of these statements.

                           MEXCO ENERGY CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended March 31, 1996, 1995, and 1994



                                   Common stock      Additional                     Total
                             ----------------------    paid-in     Accumulated    stockholders'
                                Shares      Amount     capital       deficit        equity
                             ------------  --------  -----------  --------------  ----------

Balance at April 1, 1993        1,173,229  $586,614   $1,600,429    $(1,476,065)  $  710,978

Net earnings                            -         -            -      1,028,718    1,028,718
                                ---------  --------   ----------    -----------   ----------

Balance at March 31, 1994       1,173,229   586,614    1,600,429       (447,347)   1,739,696

Net earnings                            -         -            -        104,843      104,843
                                ---------  --------   ----------    -----------   ----------

Balance at March 31, 1995       1,173,229   586,614    1,600,429       (342,504)   1,844,539

Net earnings                            -         -            -        200,606      200,606

Proceeds from issuance of
   common stock                   250,000   125,000      375,000              -      500,000
                                ---------  --------   ----------    -----------   ----------

Balance at March 31, 1996       1,423,229  $711,614   $1,975,429    $  (141,898)  $2,545,145
                                =========  ========   ==========    ===========   ==========

        The accompanying notes are an integral part of this statement.

                           MEXCO ENERGY CORPORATION

                           STATEMENTS OF CASH FLOWS

                             Year ended March 31,



                                                                   1996        1995        1994
                                                                ----------  ----------  -----------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Cash received from oil and gas operations                      $ 769,367   $ 537,247   $  397,335
 Proceeds from settlement of litigation                                 -           -    1,160,933
 Cash paid for oil and gas operating expenses                    (276,430)   (252,259)    (153,835)
 Cash paid for general and administrative expenses                (86,484)    (80,744)     (77,632)
 Interest received                                                 17,285      15,334       17,515
 Interest paid                                                          -           -       (1,556)
 Income taxes refunded (paid)                                     (38,148)     30,874      (40,000)
 Other receipts                                                    10,819       5,197            -
                                                                ---------   ---------   ----------

         Net cash provided by operating activities                396,409     255,649    1,302,760

Cash flows from investing activities
 Payments for purchase of oil and gas properties                 (969,271)   (800,591)    (512,992)
 Proceeds from sale of assets                                      24,000      26,463        3,300
                                                                ---------   ---------   ----------

         Net cash used in investing activities                   (945,271)   (774,128)    (509,692)

Cash flows from financing activities
 Payments on long-term debt                                             -           -      (64,000)
 Proceeds from issuance of common stock                           500,000           -            -
                                                                ---------   ---------   ----------

         Net cash provided by (used in) financing activities      500,000           -      (64,000)
                                                                ---------   ---------   ----------

         NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                                   (48,862)   (518,479)     729,068

Cash and cash equivalents at beginning of year                    220,974     739,453       10,385
                                                                ---------   ---------   ----------

Cash and cash equivalents at end of year                        $ 172,112   $ 220,974   $  739,453
                                                                =========   =========   ==========

Reconciliation of Net Earnings to Net Cash Provided by
 Operating Activities

Net earnings                                                    $ 200,606   $ 104,843   $1,028,718
Adjustments to reconcile net earnings to net cash provided
 by operating activities
   Depreciation, depletion, and amortization                      262,392     170,723      218,123
   Deferred income taxes                                            2,573      31,737            -
   (Increase) decrease in
     Accounts receivable                                          (36,602)    (16,143)      (3,259)
     Recoverable income taxes                                       9,126       9,906      (19,032)
     Prepaid expenses                                               1,350       7,636       (7,636)
   Increase (decrease) in
     Accounts payable                                              (4,888)    (52,266)      46,911
     Income taxes payable                                         (38,148)       (787)      38,935
                                                                ---------   ---------   ----------

         Net cash provided by operating activities              $ 396,409   $ 255,649   $1,302,760
                                                                =========   =========   ==========

       The accompanying notes are an integral part of these statements.

                           MEXCO ENERGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                        March 31, 1996, 1995, and 1994


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

 The major operations of Mexco Energy Corporation (the Company) consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in Texas.

 A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

 1.  Oil and Gas Properties
     ----------------------

 The full cost method of accounting is used to account for oil and gas properties. Under this method of accounting, all costs incident to the acquisition, exploration, and development of properties (both developed and undeveloped), including costs of abandoned leaseholds, lease rentals, unproductive wells, and well drilling and equipment costs, are capitalized. Costs are amortized using the units-of-production method. The units-of-production method is based primarily on estimates of reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised significantly in the near term. If the Company's unamortized costs exceed the cost center ceiling (defined as the sum of the present value, discounted at 10%, of estimated unescalated future net revenues from proved reserves, less related income tax effects), the excess is charged to expense in the year in which the excess occurs. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

 2.  Depreciation
     ------------

 Depreciation of office furniture, fixtures, and equipment is provided on the straight-line method over estimated useful lives of three to ten years.

 3.  Production Costs and Administrative Service Arrangements
     --------------------------------------------------------

 Production costs include lease operating expenses and production taxes. Reimbursements related to administrative service arrangements are recorded as revenues.

 4.  Earnings Per Share
     ------------------

 Earnings per share is calculated using the weighted average number of shares outstanding during each year.

 5.  Cash and Cash Equivalents
     -------------------------

 The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity and highly liquid nature of those instruments.
 .

                           MEXCO ENERGY CORPORATION

                        March 31, 1996, 1995, and 1994


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
          - CONTINUED

 5.  Cash and Cash Equivalents - Continued
     -------------------------------------

 The Company maintains its cash in bank deposit accounts and money market funds, some of which are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

 6.  Use of Estimates
     ----------------

   In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates based on management's knowledge and experience. Due to their prospective nature, actual results could differ from those estimates.

NOTE B - INCOME TAXES

 The Company accounts for income taxes using the liability method. Income tax expense for years ended March 31 is as follows:

                                                   1996       1995       1994
                                                 --------  ----------  --------

   Current expense (benefit)
     Federal                                      $ 9,126   $(21,755)   $20,968
     State                                              -          -     38,935
                                                  -------   --------   --------
                                                    9,126    (21,755)    59,903

   Deferred expense, exclusive of benefits of
     operating loss carryforwards
       Federal                                      2,150     38,281          -
       State                                          423      5,217          -
                                                  -------   --------   --------
                                                    2,573     43,498          -

   Benefits of operating loss carryforwards             -    (11,761)         -
                                                  -------   --------   --------

                                                  $11,699   $  9,982    $59,903
                                                  =======   ========   ========

 The income tax provision reconciled to the tax computed at the statutory federal rate for years ended March 31 is as follows:

                                              1996       1995        1994
                                            ---------  ---------  ----------

   Tax expense at statutory rate            $ 72,184   $ 39,041   $ 370,131
   Decrease in valuation allowance            (5,806)   (21,845)   (337,033)
   State income taxes                          1,461      3,410      38,934
   Prior year underaccrual (overaccrual)     (16,308)    11,823           -
   Effect of graduated rates                 (34,194)   (13,420)          -
   Other                                      (5,638)    (9,027)    (12,129)
                                            --------   --------   ---------

                                            $ 11,699   $  9,982   $  59,903
                                            ========   ========   =========

                           MEXCO ENERGY CORPORATION

                        March 31, 1996, 1995, and 1994


NOTE B - INCOME TAXES - CONTINUED

 Amounts of deferred tax assets, valuation allowance, and deferred tax liabilities at March 31 are as follows:

                                                            1996        1995
                                                         ----------  ----------

   Deferred tax assets
     Operating loss carryforwards                         $      -   $  11,761
     Percentage depletion carryforwards                     66,791      67,814
                                                          --------   ---------
                                                            66,791      79,575
       Less valuation allowance                              3,072       8,878
                                                          --------   ---------
                                                            63,719      70,697

   Deferred tax liability
     Excess financial accounting bases over tax bases
       of property and equipment                           (98,029)   (102,434)
                                                          --------   ---------

             Net deferred tax liability                   $(34,310)  $ (31,737)
                                                          ========   =========

   Decrease in valuation allowance for the year           $  5,806   $  21,845
                                                          ========   =========

 As of March 31, 1996, the Company has statutory depletion carryforwards of approximately $325,000 which do not expire.

NOTE C - SEGMENT INFORMATION AND MAJOR CUSTOMERS

 The Company operates exclusively within the United States in the onshore exploration and production of oil and gas. In the normal course of business, the Company extends credit to customers in the oil and gas industry and therefore has significant credit risk in this sector of the economy. Historically, the Company has not had significant bad debts and, as such, no allowance for doubtful accounts has been provided in the accompanying financial statements.

 Customers which accounted for 10% or more of revenues are as follows:

                                             Year ended March 31,
                                            ----------------------
                                             1996     1995   1994
                                            -------  ------  -----

   Navajo Crude Oil Marketing Company        40%     22%      -
   Sun Refining and Marketing Company        13%      -       -
   Phillips Petroleum Company                 -      15%      -

                           MEXCO ENERGY CORPORATION

                        March 31, 1996, 1995, and 1994


NOTE D - OIL AND GAS COSTS

 The costs related to the oil and gas activities of the Company were incurred as follows:

                                                Year ended March 31,
                                            ----------------------------
                                              1996      1995      1994
                                            --------  --------  --------

   Property acquisition costs               $650,496  $444,274  $351,066
   Development costs                        $318,775  $356,317  $161,926

 The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                                     1996        1995
                                                  ----------  ----------

   Proved oil and gas properties                  $4,900,230  $3,954,959
     Less accumulated depreciation, depletion,
       and amortization                            2,569,291   2,306,899
                                                  ----------  ----------

                                                  $2,330,939  $1,648,060
                                                  ==========  ==========

NOTE E - RELATED PARTY TRANSACTIONS

 The Company serves as operator of properties in which the majority stockholder has interests and, in that capacity, bills the majority stockholder for lease operating expenses on a monthly basis subject to usual trade terms. The billings totaled approximately $106,198, $152,597, and $270,573 for the years ended March 31, 1996, 1995, and 1994, respectively. Accounts receivable include $12,297 and $7,888 due from the majority stockholder at March 31, 1996 and 1995, respectively.

NOTE F - LITIGATION

   The Company is one of several plaintiffs in a lawsuit for damages in connection with a gas contract. This suit is set for trial in the latter part of July, 1996. Counsel for the Company at this time is unable to determine the outcome of such litigation, which, if successful, could result in significant income to the Company.

 The Company was a defendant in a lawsuit concerning an oil and gas lease in which the Company is an interest owner. The suit involved alleged environmental damage resulting from an oil spill and was defended by the operator of the property. During 1995, a settlement was reached resulting in no liability to the Company.

 In the year ended March 31, 1994, the Company received approximately $1,160,000 in the settlement of a lawsuit. The lawsuit involved failure to timely pay royalty owners the proper royalties for the production and sale of gas from certain gas units.

                           MEXCO ENERGY CORPORATION

                        March 31, 1996, 1995, and 1994


NOTE F - LITIGATION - CONTINUED

 The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business which management believes will not result in any material liability.

NOTE G - OIL AND GAS RESERVE DATA (UNAUDITED)

 In accordance with Statement of Financial Accounting Standards No. 69 (SFAS 69) and Securities and Exchange Commission (SEC) rules and regulations, the following information is presented with regard to the Company's proved oil and gas reserves, all of which are located in the United States. Information for oil is presented in barrels (Bbls) and for gas in thousand cubic feet (Mcf).

 The SEC has adopted SFAS 69 accounting guidelines for oil and gas producers. These rules require the Company to include as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

 The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures is an independent petroleum engineer's reserve study which contains imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a "best estimate" of the fair value of the Company's oil and gas properties or of future net cash flows.

 The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers. The Company's future income tax expense in its standardized measure of discounted future net cash flows has been reduced because of significant statutory depletion carryforwards.

                           MEXCO ENERGY CORPORATION

                        March 31, 1996, 1995, and 1994


NOTE G - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

                     Summary of Changes in Proved Reserves
                                  (Unaudited)

                                                                    1996                   1995                     1994
                                                             -------------------   -------------------    ------------------------
                                                              Bbls        Mcf        Bbls        Mcf            Bbls         Mcf
                                                             -------   ---------   --------   ---------   ------------    --------
Proved developed and undeveloped
 reserves
   Beginning of year                                         207,000   1,567,000     80,000     671,000         83,000      585,000
   Revision of previous estimates                             11,000      29,000    124,000     376,000        (38,000)     123,000
   Purchase of minerals in place                             111,000     352,000      4,000     568,000         48,000       40,000
   Extensions and discoveries                                126,000     217,000     24,000      95,000              -            -
   Production                                                (29,000)   (188,000)   (22,000)   (140,000)       (13,000)     (77,000)
   Sales of minerals in place                                 (1,000)    (57,000)    (3,000)     (3,000)             -            -
                                                             -------   ---------   --------   ---------   ------------   ----------

   End of year                                               425,000   1,920,000    207,000   1,567,000         80,000      671,000
                                                             =======   =========   ========   =========   ============   ==========

 Proved developed reserves
   Beginning of year                                         183,000   1,472,000     80,000     671,000         83,000      585,000
   End of year                                               209,000   1,593,000    183,000   1,472,000         80,000      671,000

           Standardized Measure of Discounted Future Net Cash Flows
                    Relating to Proved Oil and Gas Reserves
                                  (Unaudited)

                                                                                                          March 31,
                                                                                           ----------------------------------------
                                                                                                1996           1995         1994
                                                                                           ------------    ------------  ----------
 Future oil and gas revenues                                                               $ 12,239,000    $ 5,408,000   $2,479,000
 Future production and development costs                                                     (4,576,000)    (2,042,000)    (744,000)
 Future income tax expense                                                                     (740,000)      (320,000)     (97,000)
                                                                                           ------------    -----------   ----------
 Future net cash flows                                                                        6,923,000      3,046,000    1,638,000
 Discounted at 10% for estimated timing of cash flows                                        (2,742,000)    (1,210,000)    (626,000)
                                                                                           ------------    -----------   ----------

 Standardized measure of discounted future net cash flows                                  $  4,181,000    $ 1,836,000   $1,012,000
                                                                                           ============    ===========   ==========

                 Changes in Standardized Measure of Discounted
                             Future Net Cash Flows
                    Related to Proved Oil and Gas Reserves
                                  (Unaudited)

                                                                                                        Year ended March 31,
                                                                                              --------------------------------------

                                                                                                 1996           1995         1994
                                                                                              ---------     -----------    ---------
 Sales and transfers of oil and gas produced, net of
  production costs                                                                            $(526,000)     $(336,000)   $(180,000)
 Net changes in prices and production costs                                                     734,000       (215,000)     (29,000)
 Extensions and discoveries, less related costs                                                 954,000        165,000            -
 Revisions of previous quantity estimates                                                        95,000        804,000     (205,000)
 Accretion of discount                                                                          203,000        101,000      103,000
 Net change due to purchases and sales of minerals in place                                   1,150,000        382,000      341,000
 Net change in income taxes                                                                    (254,000)      (133,000)     (61,000)
 Other                                                                                          (11,000)        56,000       12,000
                                                                                              ---------       --------     --------

    Net increase (decrease)                                                                   2,345,000        824,000      (19,000)

 Balance at beginning of year                                                                 1,836,000      1,012,000    1,031,000
                                                                                              ---------       --------     --------

 Balance at end of year                                                                   $   4,181,000      1,836,000   $1,012,000
                                                                                              =========       ========    =========

                                      F-12