Form 10-Q
period 1996-06-30
MEXCO ENERGY CORP
filed 1996-08-08
CIK 66418

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              June 30, 1996
                           ---------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

For Quarter Ended       June 30, 1996                 Commission File No. 0-6994
                  --------------------------

                            MEXCO ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                               84-0627918
- - -------------------------------          -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

214 W. Texas, Suite 1101, Midland, TX                 79701
- - ---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (915) 682-1119

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

                     YES   X                      NO
                         -----                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at June 30, 1996
- - ----------------------------               -------------------------------
Common stock, $.50 per value                         1,423,229

                           MEXCO ENERGY CORPORATION

                                     Index


                                                                            Page
Part I.   Financial information:

          Condensed balance sheet as of
          March 31, 1996 and June 30, 1996                                    3

          Condensed statements of operations
          for the three months ended
          June 30, 1996 and 1995                                              4

          Condensed statements of cash flows
          for the three months ended June 30,
          1996 and 1995                                                       5

          Notes to condensed financial statements                             6

          Management's discussion and analysis of
          financial condition and results of
          operations                                                          7

Part II.  Other information:  Not Applicable

                            MEXCO ENERGY CORPORATION
                            CONDENSED BALANCE SHEETS
                        June 30, 1996 and March 31, 1996

                                     ASSETS
                                     ------

                                                        June 30,    March 31,
                                                         1996         1996
                                                      ------------ ------------
                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                            $   250,458  $   172,112
  Accounts receivable                                      129,145      108,583
  Prepaid assets                                             1,350           -
                                                       -----------  -----------
       Total current assets                                380,953      280,695

PROPERTY AND EQUIPMENT
  Oil and gas properties-accounted for
    under the full cost method                           5,077,555    4,900,230
  Office furniture and fixtures                              2,431        2,431
                                                       -----------  -----------
                                                         5,079,986    4,902,661

   Less accumulated depreciation,
     depletion and amortization                        ( 2,641,562) ( 2,571,317)
                                                       -----------  -----------
       Net property and equipment                        2,438,424    2,331,344
                                                       -----------  -----------

           TOTAL ASSETS                                $ 2,819,377  $ 2,612,039
                                                       ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable-trade                               $   145,746  $    32,584
  Income taxes payable                                      21,149           -
                                                       -----------  -----------
    Total current liabilities                              166,895       32,584

DEFERRED INCOME TAXES                                       37,537       34,310
                                                       -----------  -----------
           Total liabilities                               204,432       66,894

STOCKHOLDERS' EQUITY
  Common Stock-$.50 par value, authorized
    5,000,000, issued and outstanding-
    1,423,229                                              711,614      711,614
  Paid in capital                                        1,975,429    1,975,429
  Retained earnings                                    (    72,098)  (  141,898)
                                                       -----------  -----------
           Total stockholders' equity                    2,614,945    2,545,145
                                                       -----------  -----------
           TOTAL LIABILITIES & EQUITY                  $ 2,819,377  $ 2,612,039
                                                       ===========  ===========

The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                           Three months ended June 30
                                  (Unaudited)

                                                1996        1995
                                             ----------  ----------
Revenues:
 Gross revenues from oil and gas
  production                                  $267,014    $171,724
 Production costs                               70,856      51,559
                                              --------    --------
 Net revenues from oil and gas
  production                                   196,158     120,165
 Administrative service charges and
  reimbursements                                 1,252       2,486
                                              --------    --------
     Total revenues                            197,410     122,651

Costs and expenses:
 Depreciation, depletion and amortization       70,245      50,534
 General and administrative                     35,160      25,586

Other income                                         -           -

Interest income                               (  2,171)   (  2,467)
                                              --------    --------
 Total costs and expenses                      103,234      73,653

Income before income tax expense                94,176      48,998
Income tax expense                              24,376       3,553
                                              --------    --------
NET INCOME                                    $ 69,800    $ 45,445
                                              ========    ========
Net income per share                          $    .05    $    .04
                                              ========    ========

Weighted average common shares
  outstanding                                1,423,229   1,173,229
                                             =========   =========


The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                           Three Months ended June 30
                                  (Unaudited)

                                                                1996        1995
                                                             ----------  ----------
Cash flows from operating activities:
- - ------------------------------------
  Cash received from oil and gas operations                  $ 281,883   $ 177,956
  Cash paid for oil and gas operating expenses                ( 85,442)   (  6,109)
  General and administrative expenses                         ( 20,780)   ( 25,136)
  Interest received                                              2,171       2,467
  Income Taxes paid                                           (  4,361)   ( 38,523)
                                                             ---------   ---------
   Net cash provided by operations                             173,471     110,655

Cash flows from investing activities:
- - ------------------------------------
  Capital expenditures                                       (  95,125)   (169,411)
  Sales of assets                                                    -           -
                                                             ---------   ---------
    Net cash provided by (used in)
      investing activities                                   (  95,125)   (169,411)
                                                             ---------   ---------
  Net increase (decrease) in cash and cash
    equivalents                                                 78,346   (  58,756)
  Cash and cash equivalents at the beginning
    of the period                                              172,112     220,974
                                                             ---------   ---------
  Cash and cash equivalents at the end
    of the period                                            $ 250,458   $ 162,218
                                                             =========   =========
Reconciliation of net income to net
- - -----------------------------------
  cash provided by operating activities:
  -------------------------------------

Net income                                                   $  69,800   $  45,445
                                                             ---------   ---------
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization                    70,245      50,534
    (Increase) Decrease in accounts receivable               (  20,562)      4,774
    Increase (Decrease) in accounts payable                     30,962      44,422
    Decrease (Increase) in prepaid expenses                  (   1,350)        450
    Increase (Decrease) in income taxes payable                 24,376   (  34,970)
                                                             ---------   ---------
      Total adjustments                                        103,671      65,210
                                                             ---------   ---------
Net cash provided by operating activities                    $ 173,471   $ 110,655
                                                             =========   =========

The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995

MANAGEMENT COMMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and June 30, 1996, the results of its operations for the three months ended June 30, 1996 and 1995, and the cash flows for the three months ended June 30, 1996 and 1995. All adjustments are of a normal and recurring nature.

In June 1966, the Registrant purchased an additional 2.5% (net 1.875%) working interest comprising approximately 520 acres, including eleven (11) wells located on producing and non-producing oil and gas leases in the Lazy JL Field, Garza County, Texas.

In July 1996 the Registrant purchased a 30% (net 22.5%) working interest in approximately 1,000 acres of non-producing oil and gas leases adjacent to the Lazy JL Field, Garza County, Texas.

The condensed balance sheet as of March 31, 1996 has been prepared based upon the Registrant's audited balance sheet as of that date.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                   OF THE CONDENSED STATEMENTS OF OPERATIONS


Results of Operations - 3 Months Ended June 30, 1996
- - ----------------------------------------------------

Operating revenues increased $95,290 (55%) from the first quarter of fiscal 1995 due to the increase in oil and gas production from additions of oil and gas properties. Revenues from gas increased $50,868 (106%) due to increased numbers of wells, acquisitions and higher gas prices. Oil revenues increased $44,422 (36%) due to increased numbers of wells, acquisitions and higher oil prices.
The average oil price for the first quarter, 1996 was $20.77 per barrel compared to $18.26 per barrel in the first quarter of 1995. The average gas price for first quarter, 1996 was $2.12 per MCF compared to $1.23 per MCF in the first quarter of 1995.

Production costs increased $19,297 (37%) due to increased lease operating expenses primarily as a result of addition of oil and gas properties.

Depreciation, depletion and amortization increased $19,711 (39%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

General and administrative costs increased $9,574 (37%) due to increased accounting and engineering costs.

Interest income decreased $296 (12%) due to decreased funds invested in money market accounts.

During the quarter, the Company participated in the drilling of one (1) well (37.5 % working interest and 28.125% net revenue interest) in the Lazy JL (Lower Spraberry) Field of Garza County, Texas.

Financial Condition
- - -------------------

Working Capital decreased by $34,053 as compared to March 31, 1996, primarily due to the drilling and the purchase of oil and gas properties.

The increase in cash and cash and cash equivalents reflects increased revenues due to acquisitions and drilling activity.

Management cannot specifically identify the effects of inflation and other price changes on operations.

Signatures
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEXCO ENERGY CORPORATION
                                      (A Colorado Corporation)



                                      -------------------------------
                                      Nicholas C. Taylor,
                                      President and Treasurer

Date:  August 1, 1996