Form 10-Q
period 1996-09-30
MEXCO ENERGY CORP
filed 1996-11-05
CIK 66418

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              September 30, 1996
                           --------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    --------------------

For Quarter Ended      September 30, 1996            Commission File No. 0-6994
                  -----------------------------


                            MEXCO ENERGY CORPORATION
                    ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                    84-0627918
-------------------------------              -------------------------------
(State or other jurisdiction of              IRS Employer Identification No.
 incorporation or organization


 214 W. Texas, Suite 1101, Midland, TX                    79701
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (915) 682-1119


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

                     YES   X                      NO
                         -----                       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at September 30, 1996
----------------------------            ------------------------------------
Common stock, $.50 per value                         1,423,229

                           MEXCO ENERGY CORPORATION

                                     Index

                                                                Page

Part I.   Financial information:

          Condensed Balance Sheets as of
          March 31, 1996 and September 30, 1996                   3

          Condensed Statements of Operations
          for the three months ended
          September 30, 1996 and 1995                             4

          Condensed Statements of Operations
          for the six months ended
          September 30, 1996 and 1995                             5

          Condensed Statements of Cash Flows
          for the six months ended September 30,
          1996 and 1995                                           6

          Notes to condensed Financial Statements                 7

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                              8

Part II.  Other information:  Not Applicable

                            MEXCO ENERGY CORPORATION

                            CONDENSED BALANCE SHEETS

                     September 30, 1996 and March 31, 1996

                                     ASSETS
                                     ------

                                                      Sept. 30,    March 31,
                                                        1996         1996
                                                     -----------  ----------
                                                     (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                          $  280,134  $  172,112
   Accounts receivable                                   147,483     108,583
   Prepaid assets                                            900          -
                                                      ----------  ----------
      Total current assets                               428,517     280,695

PROPERTY AND EQUIPMENT
   Oil and gas properties-accounted for
     under the full cost method                        5,213,736   4,900,230
   Office furniture and fixtures                           2,431       2,431
                                                      ----------  ----------
                                                       5,216,167   4,902,661

    Less accumulated depreciation,
      depletion and amortization                       2,732,976   2,571,317
                                                      ----------  ----------
        Net property and equipment                     2,483,191   2,331,344
                                                      ----------  ----------

          TOTAL ASSETS                                $2,911,708  $2,612,039
                                                      ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable-trade                             $   88,395  $   32,584
   Income taxes payable                                   25,805          -
                                                      ----------  ----------
     Total current liabilities                           114,200      32,584

DEFERRED INCOME TAXES                                     52,798      34,310
                                                      ----------  ----------
         Total liabilities                               166,998      66,894

STOCKHOLDERS' EQUITY
   Common Stock-$.50 par value, authorized
     5,000,000, issued and outstanding-
     1,423,229                                           711,614     711,614
   Paid in capital                                     1,975,429   1,975,429
   Retained earnings (Accumulated deficit)                57,667 (   141,898)
                                                      ----------  ----------
         Total stockholders' equity                    2,744,710   2,545,145
                                                      ----------  ----------
         TOTAL LIABILITIES & EQUITY                   $2,911,708  $2,612,039
                                                      ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS

                        Three months ended September 30
                                  (Unaudited)

                                                1996        1995
                                             ----------  ----------
Revenues:
 Gross revenues from oil and gas
  production                                  $333,873    $176,066
 Production costs                               74,475      74,384
                                              --------    --------
 Net revenues from oil and gas
  production                                   259,398     101,682
 Administrative service charges and
  reimbursements                                 1,253       2,487
                                              --------    --------
     Total revenues                            260,651     104,169

Costs and expenses:
 Depreciation, depletion and amortization       91,414      66,402
 General and administrative                     20,566      20,517

Other income                                  (    599)   (    951)

Interest income                               (  1,738)   (  4,484)
                                              --------    --------
     Total costs and expenses                  109,643      81,484
                                              --------    --------
Income before income tax expense               151,008      22,685
Income tax expense                              21,243       l,632
                                              --------    --------
NET INCOME                                    $129,765    $ 21,053
                                              ========    ========
Net income per share                          $    .09    $    .02
                                              ========    ========

Weighted average common shares
  outstanding                                1,423,229   1,349,859
                                             =========   =========


  The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                         Six months ended September 30
                                  (Unaudited)

                                                1996        1995
                                             ----------  ----------
Revenues:
 Gross revenues from oil and gas
  production                                  $600,887    $347,790
 Production costs                              145,331     125,943
                                              --------    --------
 Net revenues from oil and gas
  production                                   455,556     221,847
 Administrative service charges and
  reimbursements                                 2,505       4,973
                                              --------    --------
     Total revenues                            458,061     226,820

Costs and expenses:
 Depreciation, depletion and amortization      161,659     116,936
 General and administrative                     55,734      46,103

Other income                                  (    607)   (    951)

Interest income                               (  3,909)   (  6,951)
                                              --------    --------
     Total costs and expenses                  212,877     155,137
                                              --------    --------

Income before income tax expense               245,184      71,683
Income tax expense                              45,619       5,185
                                              --------    --------
NET INCOME                                    $199,565    $ 66,498
                                              ========    ========
Net income per share                          $    .14    $    .05
                                              ========    ========

Weighted average common shares
  outstanding                                1,423,229   1,262,027
                                             =========   =========


  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                         Six Months ended September 30
                                  (Unaudited)

                                                                1996         1995
                                                             -----------  ----------
Cash flows from operating activities:
------------------------------------
  Cash received from oil and gas operations                   $ 568,010   $ 360,362
  Cash paid for oil and gas operating expenses                 ( 92,374)   (136,585)
  General and administrative expenses                          ( 52,273)   ( 45,203)
  Interest received                                               3,909       6,951
  Other cash received                                               607         951
  Income Taxes paid                                            (  6,351)   ( 38,523)
                                                              ---------   ---------
   Net cash provided by operations                              421,528     147,953

Cash flows from investing activities:
------------------------------------
  Capital expenditures                                         (313,506)   (333,645)
                                                              ---------   ---------
    Net cash provided by (used in)
      investing activities                                     (313,506)   (333,645)
                                                              ---------   ---------
Cash flows from financing activities:
------------------------------------
  Sale of common stock                                                -     500,000

  Net increase (decrease) in cash and cash
    equivalents                                                 108,022     314,308
  Cash and cash equivalents at the beginning
    of the period                                               172,112     220,974
                                                              ---------   ---------
  Cash and cash equivalents at the end
    of the period                                             $ 280,134   $ 535,282
                                                              =========   =========
Reconciliation of net income to net
-----------------------------------
  cash provided by operating activities:
  -------------------------------------

Net income                                                    $ 199,565   $  66,498
                                                              ---------   ---------
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization                    161,659     116,936
    (Increase) Decrease in accounts receivable                (  38,900)      8,134
    Increase (Decrease) in accounts payable                      56,475    ( 11,177)
    Decrease (Increase) in prepaid expenses                    (    900)        900
    Increase (Decrease) in income taxes payable                  43,629    ( 33,338)
                                                              ---------   ---------
      Total adjustments                                         221,963      81,455
                                                              ---------   ---------

Net cash provided by operating activities                     $ 421,528   $ 147,953
                                                              =========   =========

  The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          September 30, 1996 and 1995

NOTE A - BASIS OF PRESENTATION

In the opinion of the Registrant, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of its operations for the three-month and six-month periods ended September 30, 1996 and 1995, and the cash flows for the six-month periods ended September 30, 1996 and 1995. All adjustments are of a normal and recurring nature.

The results of operations for the three-month and six-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The condensed balance sheet as of March 31, 1996 has been prepared based upon the Registrant's audited balance sheet as of that date.

NOTE B - ACQUISITION OF OIL AND GAS PROPERTIES

In June 1996, the Registrant purchased an additional 2.5% (net 1.875%) working interest comprising approximately 520 acres, including eleven (11) wells located on producing and non-producing oil and gas leases in the Lazy JL Field, Garza County, Texas.

In July 1996, the Registrant purchased a 30% (net 22.5%) working interest in approximately 1,000 acres of non-producing oil and gas leases adjacent to the Lazy JL Field, Garza County, Texas.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                   OF THE CONDENSED STATEMENTS OF OPERATIONS

Results of Operations - 3 Months Ended September 30, 1996
---------------------------------------------------------

Operating revenues increased $157,807 (90%) from the second quarter of fiscal 1995 due to increased oil and gas prices and production. Revenues from gas increased $58,549 (91%) due to increased numbers of wells, acquisitions of properties and higher gas prices. Oil revenues increased $99,258 (89%) due to increased numbers of wells, acquisitions of properties and higher oil prices. The average oil price for the second quarter of 1996 was $21.32 per barrel compared to $15.82 per barrel in the second quarter of 1995. The average gas price for second quarter of 1996 was $2.17 per MCF compared to $1.38 per MCF in the second quarter of 1995.

Production costs were unchanged.

Depreciation, depletion and amortization increased $25,012 (38%) as compared to the same quarter during the prior year due to additional costs of oil and gas properties and increased production.

General and administrative costs were unchanged.

Interest income decreased $2,746 (61%) due to decreased funds invested in money market accounts.

During the quarter, the Company participated in the drilling of one (1) well (6.98% working interest, a 5.24% net revenue interest) in the Viejos (Devonian) Field of Pecos County, Texas, such well having been successfully completed after September 30, 1996.

Results of Operations - 6 Months Ended September 30, 1996
---------------------------------------------------------

Operating revenues increased $253,097 (73%) from the first six months of fiscal 1995 due to increased oil and gas prices and production. Revenues from gas increased $109,287 (97%) due to increased numbers of wells, acquisitions of properties and higher gas prices. Oil revenues increased $143,810 (61%) due to increased numbers of wells, acquisitions of properties and higher oil prices. The average oil price for the first six months of 1996 was $21.09 per barrel compared to $17.02 per barrel in the first six months of 1995. The average gas price for the first six months of 1996 was $2.15 per MCF compared to $1.31 per MCF in the first six months of 1995.

Production costs increased $19,388 (15%) due to increased lease operating expenses primarily as a result of addition of oil and gas properties.

Depreciation, depletion and amortization increased $44,723 (38%) as compared to the same period during the prior year due to additional costs of oil and gas properties and increased production.

General and administrative costs increased $9,631 (21%) due to increased accounting and engineering costs.

Interest income decreased $3,042 (44%) due to decreased funds invested in money market accounts.

During the six months, the Company participated in the drilling of two (2) wells, one (37.5% working interest, a 28.125% net revenue interest) in the Lazy JL (Lower Spraberry) Field of Garza County, Texas, and the other as described above in "Results of Operations - 3 Months Ended September 30, 1996".
          ---------------------------------------------------------

Financial Condition
-------------------

Working Capital increased by $66,206 as compared to March 31, 1996, primarily due to increase in cash and cash equivalents reflecting increased revenues due to acquisitions and drilling activity.

In August 1996, the Registrant entered into a loan agreement providing a revolving line of credit of $500,000 collateralized by a deed of trust, covering substantially all of the Registrant's properties. Such loan would be payable in installments of $15,000 per month plus interest, and in full on April 15, 1997. The proceeds of such loan would be used to acquire and develop producing oil and gas properties. There has been no borrowing under this line as of September 30, 1996.

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

                                      MEXCO ENERGY CORPORATION
                                      (A Colorado Corporation)


                                      /s/ NICHOLAS C. TAYLOR
                                      ----------------------------------
                                      Nicholas C. Taylor,
                                      President and Treasurer

Date:  November 1, 1996