Form 10-Q
period 1996-12-31
MEXCO ENERGY CORP
filed 1997-02-04
CIK 66418

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For quarterly period ended    December 31, 1996
                           ----------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------  to  ----------------

For Quarter Ended  December 31, 1996         Commission File No. 0-6994
                  ---------------------

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

             Class                   Outstanding at December 31, 1996
----------------------------         --------------------------------
Common stock, $.50 par value                     1,423,229

                           MEXCO ENERGY CORPORATION

                                     Index

                                                                      Page

       Part I.   Financial information:

                 Condensed Balance Sheets as of
                 March 31, 1996 and December 31, 1996                   3

                 Condensed Statements of Operations
                 for the three months ended
                 December 31, 1996 and 1995                             4

                 Condensed Statements of Operations
                 for the nine months ended December 31,                 5
                 1996 and 1995

                 Condensed Statements of Cash Flows
                 for the nine months ended December 31,
                 1996 and 1995                                          6

                 Notes to condensed Financial Statements                7

                 Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                          8


       Part II.  Other information: Not Applicable

                           MEXCO ENERGY CORPORATION

                           CONDENSED BALANCE SHEETS

                     December 31, 1996 and March 31, 1996

                                    ASSETS
                                    ------

                                            December 31,   March 31,
                                                1996         1996
                                            -----------    ---------
                                            (Unaudited)
CURRENT ASSETS
 Cash                                        $  148,870     $  172,112
 Accounts Receivable                            143,040        108,583
 Prepaid Assets                                     450              0
                                             ----------     ----------
  Total current assets                          292,360        280,695

PROPERTY AND EQUIPMENT
 Oil and gas properties-accounted for
  under the full cost method                  5,802,657       4,900,230
 Office furniture and fixtures                    2,431           2,431
                                             ----------     -----------
                                              5,805,088       4,902,661
  Less accumulated depreciation,
   depletion and amortization                (2,817,950)     (2,571,317)
                                             ----------     -----------
    Net property and equipment                2,987,138       2,331,344
                                             ----------     -----------
    TOTAL ASSETS                             $3,279,498     $ 2,612,039
                                             ==========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable-trade                      $  372,977      $   32,584
 Income taxes payable                             5,972               0
                                             ----------      ----------
  Total current liabilities                     378,949          32,584

DEFERRED INCOME TAXES                            94,851          34,310
                                             ----------      ----------
  Total liabilities                             473,800          66,894

STOCKHOLDERS' EQUITY
 Common Stock-$.50 par value, authorized
  5,000,000, issued and outstanding-
  1,423,229                                     711,614         711,614
 Paid in capital                              1,975,429       1,975,429
 Retained Earnings (Accumulated Deficit)        118,655        (141,898)
                                             ----------      ----------
  Total stockholders' equity                  2,805,698       2,545,145
                                             ----------      ----------
  TOTAL LIABILITIES & EQUITY                 $3,279,498      $2,612,039
                                             ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                        Three months ended December 31,
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Revenues:
 Gross revenues from oil and gas
  production                                  $  287,979       $  176,343
 Production costs                                 93,451           75,647
                                              ----------       ----------
 Net revenues from oil and gas
  production                                     194,528          100,696
 Administrative service charges and
  reimbursements                                   1,252            1,203
                                              ----------       ----------
                                                 195,780          101,899
                                              ----------       ----------
Costs and expenses:
 Depreciation, depletion and amortization         84,974           62,919
 General and administrative                       30,079           19,529

Other income                                           -           (7,039)
Interest income                                   (2,151)          (6,510)
                                              ----------       ----------
                                                 112,902           68,899
                                              ----------       ----------

Income before income tax expense                  82,878           33,000

Income tax expense                                21,890            1,498
                                              ----------       ----------

NET INCOME                                    $   60,988       $   31,502
                                              ==========       ==========

Net income per share                                $.04             $.02
                                              ==========       ==========
Weighted average common shares
 outstanding                                   1,423,229        1,423,229
                                              ==========       ==========




   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                         Nine months ended December 31,
                                  (Unaudited)

                                                 1996            1995
                                             ------------     -----------

Revenues:
 Gross revenues from oil and gas
  production                                  $  888,866      $   524,133
 Production costs                                238,782          201,590
                                              ----------      -----------
 Net revenues from oil and gas
  production                                     650,084          322,543

 Administrative service charges
  and reimbursements                               3,757            6,176
                                              ----------      -----------
                                                 653,841          328,719
                                              ----------      -----------
Costs and expenses:
 Depreciation, depletion and amortization        246,633          179,855

 General and administrative                       85,813           65,632

Other income                                        (607)          (7,990)

Interest income                                   (6,060)         (13,461)
                                              ----------      -----------
                                                 325,779          224,036
                                              ----------      -----------

Income before income tax expense                 328,062          104,683

Income tax expense                                67,509            6,683
                                              ----------      -----------


NET INCOME                                    $  260,553      $    98,000
                                              ==========      ===========

Net income per share                                $.18             $.07
                                              ==========      ===========

Weighted average common shares
 outstanding                                   1,423,229        1,315,956
                                              ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                         Nine Months ended December 31,
                                  (Unaudited)

                                                     1996         1995
                                                 -----------   ----------

Cash flows from operating activities:
-------------------------------------
 Cash received from oil & gas operations           $ 845,697   $ 535,570
 Cash paid for oil & gas operations                  114,080    (238,856)
 General & administrative expenses                   (86,263)    (64,282)
 Interest received                                     6,060      13,461
 Other cash received                                     607       7,990
 Income taxes paid                                      (996)    (38,523)
                                                   ---------   ---------
  Net cash provided by operations                    879,185     215,360

Cash flows from investing activities:
-------------------------------------
 Capital expenditures                               (945,687)   (479,800)
 Sales of assets                                      43,260       1,500
                                                   ---------   ---------
  Net cash used in investing activities             (902,427)   (478,300)
                                                   ---------   ---------
Cash flows from financing activities:
-------------------------------------
 Sale of common stock                                      -     500,000
                                                   ---------   ---------
Net increase (decrease) in cash & cash
 equivalents                                         (23,242)    237,060

Cash & cash equivalents at the beginning
 of the period                                       172,112     220,974
                                                   ---------   ---------
Cash & cash equivalents at the end
 of the period                                     $ 148,870   $ 458,034
                                                   =========   =========
Reconciliation of net income to net cash
----------------------------------------
   provided by operating activities:
   ---------------------------------

Net income                                         $ 260,553   $  98,000
                                                   ---------   ---------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and amortization           246,633     179,855
  Increase in accounts receivable                    (34,457)    (27,275)
  Increase (decrease) in accounts payable            340,393      (4,730)
  (Increase) decrease in prepaid expenses               (450)      1,350
  Increase (decrease) in income taxes payable         66,513     (31,840)
                                                   ---------   ---------
   Total adjustments                                 618,632     117,360
                                                   ---------   ---------
Net cash provided by operating activities          $ 879,185   $ 215,360
                                                   =========   =========



   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995



     NOTE A - BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1996, the results of its operations for the three-month and nine-month periods ended December 31, 1996 and 1995 and the cash flows for the nine-month periods ended December 31, 1996 and 1995. All adjustments are of a normal and recurring nature.

     The results of operations for the three-month and nine-month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The condensed balance sheets as of March 31, 1996 have been prepared based upon the Registrant's audited balance sheets as of that date.


     NOTE B - ACQUISITION OF OIL AND GAS PROPERTIES

     In June 1996, the Company purchased an additional 2.5% (net 1.875%) working interest comprising approximately 520 acres, including eleven (11) wells located on producing and non-producing oil and gas leases in the Lazy JL Field, Garza County, Texas.

     In July 1996, the Company purchased a 30% (net 22.5%) working interest in approximately 1,000 acres of non-producing oil and gas leases adjacent to the Lazy JL Field, Garza County, Texas.

     In September 1996, the Company purchased an additional .05% overriding royalty interest in producing oil and gas leases in the Viejos Field, Pecos County, Texas.

     In December, 1996 the Company purchased a 30% (22.5% net) working interest in approximately 1,119 acres of non-producing oil and gas leases adjacent to the Lazy JL Field, Garza County, Texas.

     Also in December 1996, the Company purchased an additional .5% (.375% net) working interest in producing and non-producing oil and gas leases in the Viejos Field, Pecos County, Texas.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF THE CONDENSED STATEMENTS OF OPERATIONS

     Results of Operations - 3 Months Ended December 31, 1996
     --------------------------------------------------------

     Operating revenues increased $ 111,636 (63%) from the third quarter of fiscal 1995 due to increased oil and gas prices and production. Oil and gas revenues increased $88,103 (88%) and $23,533 (30%) respectively due to increased numbers of wells, acquisitions of properties and higher oil and gas prices. The average oil price for the third quarter of 1996 was $24.88 per barrel compared to $17.44 per barrel in the third quarter of 1996. The average gas price for the third quarter of 1996 was $2.18 per MCF compared to $1.68 per MCF in the third quarter of 1995.

     Production costs increased $17,804 (24%) due to increased production taxes of $2,438 (22%) and lease operating expenses of $15,366 (27%).

     Depreciation, depletion and amortization increased $22,055 (35%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

     General and administrative costs increased $10,550 (54%) primarily due to increased accounting and engineering costs and increased salaries. Interest income decreased $4,539 (67%) due to decreased funds invested in money market accounts.

     Other income decreased $7,039 (100%) primarily due to the non-recurrence of gathering fees collected at the Viejos Field Gas Gathering Unit in Pecos County, Texas.

     During the quarter, the Company participated in the successful drilling and completion of three (3) wells (each with approximately an 8.2% working interest and a 6.2% net revenue interest) in the Viejos Field, Pecos County, Texas. The Company also participated in the successful completion of four (4) wells (each with a 30% working interest and a 22.5% net revenue interest) in the Lazy JL Field, Garza County, Texas. The Company participated in the unsuccessful drilling attempt of one well in Howard County, Texas resulting in dry hole costs of approximately $57,000.


     Results of Operations - 9 Months Ended December 31, 1996
     --------------------------------------------------------

     Operating revenues increased $364,733 (70%) from the first nine months of fiscal 1995 due to increased oil and gas prices and production. Oil and gas revenues increased $231,915 (69%) and $132,818 (69%) respectively due to increased numbers of wells, acquisitions of properties and higher oil and gas prices. The average oil price for the first nine months of 1996 was $22.21 per barrel compared to $17.14 per barrel in the first nine months of

     1995. The average gas price for the first nine months of 1996 was $2.16 per MCF compared to $1.44 per MCF in the first nine months of 1995.

     Production costs increased $37,192 (18%) due to increased production taxes of $19,464 (63%) and lease operating expenses of $17,728 (10%).

     Revenue from administrative service charges and reimbursements   decreased
     $2,419 (39%) due to non-recurrence of operating overhead charges in 1995 resulting from the plugging of nine wells operated by the Company.

     Depreciation, depletion and amortization increased $66,778 (37%) due to the addition of oil and gas properties.

     General and administrative costs increased $20,181 (31%) due primarily to increased accounting and engineering costs and increased salaries. Interest income decreased $7,401 (55%) due to decreased funds invested in money market accounts.

     During the nine months, the Company participated in the successful drilling and completion of four (4) wells (each approximately a 7.9% working interest and a 5.9% net revenue interest) in the Viejos Field, Pecos County, Texas. The Company also participated in the successful completion of five (5) wells (one with a 37.5% working interest and a 28.125% net revenue interest and the other four each with a 30% working interest and a 22.5% net revenue interest) in the Lazy JL Field, Garza County, Texas. The Company participated in the unsuccessful drilling attempt of one well in Howard County, Texas resulting in dry hole costs of approximately $57,000.


     Financial Condition
     -------------------

     Working capital decreased by $362,331 (146%) as compared to March 31, 1996 due to property acquisitions and drilling costs.

     In August 1996, the Registrant entered into a loan agreement providing a revolving line of credit of $500,000 collateralized by a deed of trust, covering substantially all of the Registrant's properties. Such loan would be payable in installments of $15,000 per month plus interest, and in full on April 15, 1997. On January 7, 1997 the Registrant borrowed $100,000 against this line of credit to pay drilling costs as described in the Results of Operations - 3 Months Ended December 31, 1996.
     --------------------------------------------------------

     The increase in accounts payable reflects drilling expenses incurred at the end of the current period.

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


                                             MEXCO ENERGY CORPORATION
                                             (A Colorado Corporation)




                                             ------------------------------
                                             Nicholas C. Taylor,
                                             President and Treasurer

     Date: Februay 3, 1997