Form 10-K
period 1997-03-31
MEXCO ENERGY CORP
filed 1997-06-26
CIK 66418

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1997                         Commission File
                                                                 No. 0-6694

                           MEXCO ENERGY CORPORATION

Incorporated in the State of Colorado                                 84-0627918
                                                                (I.R.S. Employer
                                                             Identification No.)

                214 W. Texas, Suite 1101, Midland, Texas  79701
                         (Principal Executive Office)
                       Telephone Number:  (915) 682-1119


       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class                   Name of Exchange on Which Registered
     -------------------                   ------------------------------------

Common Stock , $.50 par value                              None

Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

          Yes   [X]                    No
               -----                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter )is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.[X]

The aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,700,155 based upon the closing bid price of the Registrant's common stock as of June 2, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Item 601 of Regulation S-K with respect to this Form 10-K has either been included or omitted because of non-applicability.

     The index to the Exhibits is located on page 21 herein.

                                    PART I

Item No. 1.  Business
             --------

     Mexco Energy Corporation (the "Registrant"), a Colorado corporation, was organized in 1972, and maintains its principal office at 214 W. Texas, Suite 1101, Midland, Texas. Since its incorporation, the Registrant has been engaged in the acquisition, exploration and development of oil and gas properties located in the United States. The bulk of its activities are, and have been since its incorporation, conducted in the State of Texas.

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

     As of March 31, 1997, the Registrant held leasehold rights covering in excess of 193,555 gross acres (3,674 net acres), all of which have producing oil and gas wells located thereon. The Registrant is the operator of seven (7) of the producing wells in which it owns an interest and other companies operate one thousand five hundred six (1,506) of the remaining producing wells.

     Approximately 81% of the Registrant's present value discounted at ten percent per annum of future net revenues of total proved reserves is concentrated in three (3) principal fields, the Lazy JL, Viejos and Gomez fields. See Note K of the Notes to Financial Statements herein. The Registrant owns 3,964 gross (1,385 net) acres in the Lazy JL Field located in Garza County, Texas. The Registrant owns 2,594 gross (191 net) acres in the Viejos Field and

9,732 gross (26 net) acres in the Gomez Field both fields located in Pecos County, Texas.

     The Registrant's oil and gas activities involve oil and gas drilling, which carries high risk including the risk that no commercial oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, and shortage of pipe and equipment.

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

     Crude oil and condensate produced from the properties in which the Registrant owns an interest are sold to oil companies and pipeline companies at prices posted by the principal purchasers in the Registrant's producing area. As of March 31, 1997 the principal purchasers (percentage purchased) of the Registrant's crude oil production were Navajo Crude Oil Marketing Company (73%) and Sun Refining and Marketing Company (13%).

     Natural gas obtained from the properties in which the Registrant has an interest is sold pursuant to contracts negotiated between operators of producing wells and purchasers of natural gas (subject to the Natural Gas Policy Act). As of March 31, 1997 the principal purchasers (percentage purchased) of the Registrant's natural gas production were approximately: Aquila Southwest Pipeline Corporation (60%) and Energy Development Corporation ("EDC") (15%). The Registrant does not believe that the loss of any of these purchasers would have a material impact on Registrant's business because of the demand for oil, gas and casinghead gas production. Oil and gas production is transported by trucks and pipelines, respectively. The Registrant does not own any bulk storage facilities or pipelines.

     As of March 31, 1997, the Registrant employed one full-time and two part-time persons. The Registrant believes that relations with these employees are generally satisfactory. The Registrant's employees are not covered by collective bargaining arrangements.

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

Item No. 2.  Properties
             ----------

Office Facilities
-----------------

     The Registrant occupies its principal offices at 214 W. Texas, Suite 1101, Midland, Texas pursuant to a lease which terminates in less than one (1) year.

Oil and Gas Properties and Reserves
-----------------------------------

     Registrant owns 100% of five (5) producing oil wells which it operates and owns partial interests in an additional one thousand five hundred one (1,501) wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Alabama, Montana, North Dakota and Utah. Of the wells, one thousand five hundred two (1,502) are producing. The Registrant also operates one (1) water source well and one (1) injection well. Additional information concerning these properties and the oil and gas reserves of the Registrant is provided as follows.

Oil and Gas Properties
----------------------

     The following table indicates the net oil and gas production of the Registrant in each of the last five (5) years, all of which is located within the United States.

                Year         Oil (Bbls.)           Gas (MCF)

                1997            39,363              236,034
                1996            29,058              186,419
                1995            21,844              140,010
                1994            13,390               77,126
                1993            12,331               55,370

     The following table indicates the Registrant's total gross and net productive oil and gas wells and the total gross and net producing acreage as of March 31, 1997.

                           Wells                   Producing
                ---------------------------  --------------------
                     Oil            Gas           Acreage (a)
                -------------  ------------  --------------------
                Gross   Net    Gross   Net    Gross       Net
                -----  ------  -----  -----  -------  -----------

Texas           1,073  18.873     80  1.426   85,567       3,288
New Mexico         63    .329     41   .237   16,954         172
Oklahoma           12    .050     51   .171   36,358         126
Wyoming             5    .030     10   .020    3,470          11
Louisiana          48    .013     10   .010   20,469          25
Arkansas            1    .001      -      -      320           -
Kansas              3    .010     13   .040    9,160          27
Colorado            -       -      2   .010      240           -
Alabama             5    .010      -      -      800           2
Montana            21    .020      -      -    7,189           4
North Dakota       62    .070      -      -    9,262          10
Utah                6    .010      -      -    3,766           9
                -----  ------    ---  -----  -------       -----

TOTALS          1,299  19.416    207  1.914  193,555       3,674

(a) A gross well or acre is one in which an interest is owned. A net well or acre indicates the percentage of interest of the gross well or acre owned by the Registrant.


    The following table sets forth the results of the drilling activity by the Registrant for the years ended March 31, 1997, 1996 and 1995.

                Net             Net           Net         Net
      Gross  Productive       Dry/(1)/    Productive      Dry
Year  Wells  Exploratory    Exploratory  Development  Development
----  -----  -------------  -----------  -----------  -----------
1997   12         0          .167       2.550            0
1996    9         0          .063        .815            0
1995    6         0           0         1.125            0

-------------
/(1)/ One of the net dry exploratory wells accounted for .0625 was drilled in 1995, but not plugged and abandoned until 1996.

    The following table presents, for the periods indicated, the average sales price per unit and average production costs per unit attributable to the Registrant's interest in producing oil and gas properties.

                                                Year Ended March 31,
                                                --------------------
                                                1997    1996    1995
                                               ------  ------  ------
Average sales price
  per product:

    Oil (per bbl.)                             $22.09  $17.45  $16.40
    Gas (per MCF)                                2.47    1.57    1.32

Average production costs per
  barrel equivalent (gas con-
  verted to barrel equivalent
  to 6 MCF per barrel of oil)                    4.41    4.54    4.60

Production cost per dollar
  of sales                                        .24     .35     .38

Oil and Gas Reserves
--------------------

    See Note K of the Notes to Financial Statements herein for information regarding the estimated quantities of proved oil and gas reserves owned by the Registrant. The oil and gas reserves have been estimated in accordance with regulations promulgated by the Securities and Exchange Commission.

    The following table indicates estimates by the Registrant's Independent Petroleum Engineers, T. Scott Hickman & Associates, Inc., of Midland, Texas, of the availability to the Registrant of proved oil and gas reserves, all of which are located in the United States, for the years 1996 and 1997. The estimates for the year 1995 were prepared by the Registrant's consulting engineer, R.F. Bailey of Midland, Texas. For 1997, T. Scott Hickman & Associates, Inc. has estimated 436,289 barrels of oil and 2,956,219 MCF of gas for a combined $5,320,610 of future net revenue discounted at ten percent (10%) per annum. According to SEC guidelines no provisions were made for changes in product prices and costs; therefore, the Registrant does not believe that these estimates of reserves and future net revenues fully reflect potential future revenue values. Estimates of oil and gas reserves are projections based on engineering information and data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth below will be ultimately realized.

                    Proved Developed and Undeveloped Reserves
                    -----------------------------------------
                                                     Present Worth of
                                                    Future Net Revenues
                       Oil (bbls)      Gas (MCF)     Discounted at 10%
                       ----------      ---------    -------------------
March 31, 1997          436,289        2,956,219        $5,320,610
March 31, 1996          424,737        1,920,107        $4,627,526
March 31, 1995          207,065        1,566,720        $2,028,365

    No major discovery or other favorable or adverse event has caused a material change in the estimated proved reserves since March 31, 1997 except for the increase in the Registrant's proved oil and gas reserves as of March 31, 1997 due primarily to purchases and development of producing properties and except for normal production declines, price and related adjustments.

    The Registrant has not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign governmental authority or agency within the past twelve (12) months.

    The Registrant has no foreign operations and has no agreements with foreign governments.

    As of March 31, 1997, five (5) wells were to be drilled by the Registrant. There were no other operations of material importance to Registrant such as waterfloods and pressure maintenance projects being installed by the Registrant.

Title to Oil and Gas Properties
-------------------------------

    Substantially all of the Registrant's properties are currently mortgaged under a deed of trust to secure funding through a revolving line of credit. The Registrant's properties are generally subject to the customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions. The Registrant believes that none of such burdens materially detract from the value of such properties or materially interferes with their use in the operation of the Registrant's business.

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


Undeveloped Acreage
-------------------

    The Registrant currently does not own any material inventory of non-productive acreage in partially developed prospects except those located in the Viejos Devonian Field of Pecos County, Texas and the Lazy JL Spraberry Field of Garza County, Texas. The Registrant owns from 7.29% to 11.57% working interests (net revenue interests 5.47% to 8.67%) in the Viejos Field of Pecos County, Texas, consisting of 2,594 gross acres and fifteen (15) wells.

    The Registrant owns from 35% to 40% working interests (net revenue interests from 26.25% to 30%) in seventeen (17) wells in the Lazy JL (Lower Spraberry) Field of Garza County, Texas, consisting of 3,964 acres. The Registrant is unable to determine the extent of future development, if any, in these two (2) fields.

Item No. 3.  Legal Proceedings
             -----------------

    The Registrant is not involved in any pending or threatened legal proceedings except as set forth in Note H of the Notes to Financial Statements herein.

Item No. 4.  Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

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


"Common Stock"
--------------

    The Registrant's common stock is traded in the over-the-counter market. The high and low bid quotations for the calendar periods indicated are shown on the following table.


                                         Bid Price
                                      ----------------
                                      High        Low
                                      -----      -----
     1997    April - June 1996        $4.50      $3.50
             July - September 1996     4.25       3.50
             October - December 1996   4.50       4.50
             January - March 1997      5.50       5.50

     1996    April - June 1995        $3.00      $2.00
             July - September 1995     3.00       2.00
             October - December 1995   3.00       2.00
             January - March 1996      3.00       2.00

    Bid quotations representing prices between dealers do not include retail mark up, mark down or commissions, and do not necessarily represent actual transactions.


Number of Shareholders
----------------------

    As of March 31, 1997, there were approximately 1,460 shareholders of record of the Registrant's common stock.


Dividends
---------

    The Registrant has not paid any dividends on its common stock, and the payment of any dividends at a future date would be dependent upon the earnings, financial condition and capital needs of the Registrant at such time. Payment of dividends is currently restricted by the terms of the Registrant's bank loan agreement.

Item No. 6.  Selected Financial Data
             -----------------------
Revenues:

                        1997        1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------

Oil & gas
 income              $1,453,124  $  798,589  $  543,267  $  374,322  $  331,412
                     ==========  ==========  ==========  ==========  ==========

Proceeds from
  settlement of
  litigation                  -           -           -   1,160,933           -
                     ==========  ==========  ==========  ==========  ==========

Administrative
 service charges
 and reimburse-
 ments                    5,009       7,380      10,123      26,553      16,924
                     ==========  ==========  ==========  ==========  ==========

Other income              7,774      28,104      20,531      18,071       4,350
                     ==========  ==========  ==========  ==========  ==========

Net income (loss)       377,867     200,606     104,843   1,028,718      (8,975)
                     ==========  ==========  ==========  ==========  ==========
Net Income (loss)
 per share                  .27         .15         .09         .88        (.01)
                     ==========  ==========  ==========  ==========  ==========

Net Income (loss)
 from continuing
 operations             377,867     200,606     104,843   1,028,718      (8,975)
                     ==========  ==========  ==========  ==========  ==========

Net Income (loss)
 from continuing
 operations per
 share                      .27         .15         .09         .88        (.01)
                     ==========  ==========  ==========  ==========  ==========

Total Assets          5,109,199   2,612,039   1,951,896   1,868,369     817,805
                     ==========  ==========  ==========  ==========  ==========

Total Long-Term
  Debt                1,637,000           -           -           -           -
                     ==========  ==========  ==========  ==========  ==========

Weighted average
 shares
 outstanding          1,423,229   1,342,628   1,173,229   1,173,229   1,157,479
                     ==========  ==========  ==========  ==========  ==========

Dividends                     -           -           -           -           -
                     ==========  ==========  ==========  ==========  ==========

Item No. 7.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations
             -----------------------------------

Liquidity and Capital Resources and Commitments
-----------------------------------------------

     As indicated by the Statements of Cash Flows for the past three fiscal years, the Registrant has funded its operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.

     Effective February 25, 1997 the Registrant increased the borrowing base under its revolving line of credit to $1,750,000. As of March 31, 1997 the Registrant had outstanding borrowings thereunder of $1,637,000, leaving $113,000 available to borrow. The line of credit borrowing base reduces $36,500 per month beginning March 15, 1997, and is reviewed by the bank annually until maturity on July 15, 1998. The obligations under the loan agreement are secured by substantially all of the oil and gas properties of the Registrant and its subsidiary. The loan agreement contains certain covenants relating to the financial condition of the Registrant. The outstanding principal balance bears interest at the prime rate established by the bank.

     The Registrant also has a letter of credit with NationsBank of Texas, N.A., Midland, Texas, which provides for unsecured borrowings up to $50,000 in lieu of a plugging bond with the Railroad Commission covering properties operated by the Registrant.

     On May 23, 1997 the Registrant issued 200,000 shares of its common stock ($.50 par value) in a private placement to eleven individuals for $1,000,000. Of the funds received, $500,000 was used to reduce the principal on the Registrant's line of credit, $225,000 was used to purchase mineral and royalty interests in a Gomez Field gas property located in Pecos County, Texas and the remainder is to be used for the future acquisition and development of oil and gas properties.

     The Registrant believes that it will have sufficient capital available from borrowings along with cash flows from operations to fund any future capital expenditures and to meet its financial obligations.

     In past years, the oil and gas industry from time to time has suffered because of price decreases for oil. An oversupply of petroleum in both the domestic and international markets appeared to be the reason for the price decline. The Registrant is unable to predict price changes or the possible effects on the Registrant at this time. Past changes in tax laws and the decline in oil prices have had the effect industry-wide of limiting funds available for oil and gas exploration.

 Results of Operations
 ---------------------


     Business Segment
     ----------------

     The Registrant only has a single line of business which is oil and gas acquisition, exploration and production.


     Fiscal 1997 Compared to Fiscal 1996
     -----------------------------------

     Registrant participated in the drilling of twelve (12) gross (2.717 net) wells, of which nine (9) were productive oil wells in fiscal 1997 and one well which is currently shut-in pending plans to convert to a water injection well.

     A decrease in working capital of $124,050 for fiscal 1997, compared to an increase of $20,300 for fiscal 1996 was the result of increased acquisition, drilling and development costs.

     Gross revenue from oil and gas production increased in 1997 compared to 1996 by $654,535 (82%) and the Registrant reflected net earnings of $377,867 which is an increase of $177,261 (88%). Revenues increased due to the increase in oil and gas production from acquisition and development of oil and gas properties and the increase in oil and gas prices during the current year. The average 1997 price for crude oil is $22.09 per barrel compared to the 1996 price of $17.45. Average prices received per MCF of gas for 1997 and 1996 were $2.47 and $1.57, respectively.

     Administrative services income and reimbursement to the Registrant decreased $2,371 (32%) due to the plugging and abandonment of two operated wells during the prior year.

     Production costs increased $73,873 (27%) from 1996. Of this increase, $37,897 is attributable to increased production taxes relating to the increase in production and revenues as stated above with the remaining $35,976 being attributable to increased operating expenses due to the acquisition and development of new wells in 1997. Production costs per barrel equivalent actually declined by 3%.

     Interest income decreased $10,120 (59%) due to the reduced funds invested in a money market account.

     Other income of $608 in 1997 consisted of reimbursed expenses.

     Overall, costs and expenses increased in 1997 by $328,637
(53%). Depreciation, depletion and amortization increased in 1997 as compared to 1996 by $215,438 (82%) due to increased production, acquisition and development of oil and gas properties. General and administrative expenses increased $26,539 (31%) primarily due to increased salaries, legal fees, accounting fees and engineering costs.

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

     Gross revenue from oil and gas production increased in 1996 compared to 1995 by $255,322 (47%) and the Registrant reflected net earnings of $200,606. Revenues increased due to the increase in oil and gas production from acquisition and development of oil and gas properties. This increase was affected by increase in revenues from sales of crude oil and natural gas during the current period. The average 1996 price for crude oil was $17.45 per barrel compared to the 1995 price of $16.40. Average prices paid per MCF of gas for 1996 and 1995 were $1.57 and $1.32, respectively.

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

                                    PART III
                                    --------


Item No. 10.  Directors and Executive Officers of the Registrant
              --------------------------------------------------

     Name                      Age       Position
     ---------------------  -  ---  -------------------

     William G. Duncan, Jr.     54  Director
     Nicholas C. Taylor         59  Director, President
                                     and Treasurer
     Donna Gail Yanko           53  Director, Vice
                                     President and
                                     Secretary

     At the Annual Meeting held on November 27, 1996, the above persons were elected to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

     The following is a brief account of the business experience during the last five years of each director and executive officer:

     William G. Duncan, 54, since April 1995, has been the President of
     -----------------
Southeastern Financial Services, Louisville, Kentucky, prior to which he had served as Senior Vice President and Chief Investment Officer since October 1991. For the previous twenty-five (25) years, he held several positions at Liberty National Bank and Trust Company, Louisville, Kentucky, serving as Senior Vice President and Manager of the bank's Personal Trust Investment Section, member of Liberty's Trust Executive Committee, and several positions in Liberty's Commercial Banking Division. Mr. Duncan was appointed to the position of Director on July 22, 1994, after the resignation of Thomas Graham, Jr. to become a United States Ambassador, and was elected a Director in 1994.

     Nicholas C. Taylor, 59, was elected President, Treasurer and Director of
     ------------------
the Registrant in 1983 and serves in such capacities on a part time basis, as required. From 1974 to 1993, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. Since 1993 he has been engaged in the practice of law and investments, primarily in oil and gas. In 1995 he was appointed by the Governor of Texas to serve as a member of the State Securities Board.

     Donna Gail Yanko, 53, has worked as part-time administrative assistant to
     ----------------
the President and controlling shareholder for the past nine years. She served as Assistant Secretary of the Company from 1986 to 1992 and was elected a Director and appointed Vice President of the Company in 1990 and Secretary in 1992.

Item No. 11.  Executive Compensation
              ----------------------

     The following table sets forth all cash compensation received by the executive officers and directors of the Registrant as a group setting forth individually executive officers and directors who received in excess of $60,000, including cash bonuses.

                        Summary Compensation Table/(1)/
                        -------------------------------

Name and
Principal Position             Year             Salary
--------------------           ----             -------

    4 Officers &               1997             $52,381
     Directors                 1996             $38,400
     as a group                1995             $33,559

------------
/(1)/ Directors are paid $100 per meeting of which there were two (2) for the period.

Item No. 12.  Security Ownership of Certain Beneficial Owners
              -----------------------------------------------
              and Management
              --------------


     The following table sets forth as of March 31, 1997 the owners of five percent (5%) or more of its common stock:

(1) Title         (2) Name and         (3) Amount and   (4) Percent
of Class           Address of         Nature of Bene-     of Class
                Beneficial Owner      ficial Ownership
--------------------------------------------------------------------------------

Common       Nicholas C. Taylor/(1)/         1,062,770        74.67%
             214 West Texas
             Suite 1101
             Midland, TX  79701

Common       Howard E. Cox, Jr.                160,000        11.24%
             One Federal Street
             26th Floor
             Boston, MA  02110

-------------
/(1)/ Mr. Taylor, by virtue of his share of ownership, may be deemed to be a "parent" of the Company as defined under Rule 405 promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 as amended (the "Securities Act").

     The information set forth below shows as of June 1, 1997, all shares of the Registrant's common stock beneficially or indirectly owned by all directors, and all directors and officers as a group without naming them.

     The following table sets forth the ownership of executive officers and directors of the Registrant.

(1) Title       (2) Name and       (3) Amount and      (4) Percent
of class         Address of       Nature of Bene-      of Class
              Beneficial Owner    ficial Ownership
--------------------------------------------------------------------------------

Common       Nicholas C. Taylor     1,112,770/(1)/        68.55%

             Donna Gail Yanko                7,240          .45%

             All Directors and
             Officers as a Group         1,120,110        69.01%

------------

/(1)/ Includes 1,082,770 shares which are held by Mr. and Mrs. Taylor as community property and 30,000 shares held as custodian for their minor daughter. Mr. and Mrs. Taylor disclaim any beneficial ownership of 45,000 shares owned by each of their two adult children.

Item No. 13.  Certain Relationships and Related Transactions
              ----------------------------------------------

     Registrant's principal shareholder owns working interests varying from 93.75% to 100% in certain wells which it operates. Registrant operates these wells on a contract basis charging the same or greater administrative fees as the previous operator. See Note G of the Notes to Financial Statements.

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

               (10) Material Contract - See exhibit E-1.

               (11) Statement regarding computation of per share earnings - Not Applicable.

               (12) Statement regarding computation of ratios - Not Applicable.

               (13) Annual Report to security holders, Form 10-Q or quarterly report to security holders - Not Applicable.

               (18) Letter regarding change in accounting principles - No change during fiscal 1997.

               (19) Previously unfiled documents - No documents have been executed or in effect during the reporting period which should have been filed, consequently, this exhibit has been omitted.

               (22) Subsidiaries of the Registrant -
     Name of Subsidiary: Forman Energy Corporation
     Other Name Under Which Subsidiary Conducts Business: None
     Jurisdiction of Incorporation: New York

               (23) Published report regarding matters submitted to vote of security holders - None, consequently omitted.

               (24) Consent of experts - Not applicable.

               (25) Power of Attorney - There are no signatures contained within this report pursuant to a power of attorney, consequently, this exhibit has been omitted.

               (28)  Additional Exhibits - None.

     (b)  Reports on Form 8-K.

     Registrant filed Form 8-K on February 25, 1997 reporting the acquisition of Forman Energy Corporation with the subsequent filing of the related Form 8-KA on May 8, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                             MEXCO ENERGY CORPORATION



                                             By: /s/ Nicholas C. Taylor
                                             -----------------------------------
        Nicholas C. Taylor, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                      Title                 Date
     ----------                      -----                 ----



  /s/ Nicholas C. Taylor             President,            June 24, 1997
 -------------------------           Treasurer,
Nicholas C. Taylor                   Director


  /s/ Donna Gail Yanko               Vice President,       June 24, 1997
 -------------------------           Director
Donna Gail Yanko



  /s/ William G. Duncan              Director              June 24, 1997
 -------------------------
William G. Duncan



  /s/ Terry L. Cox                   Controller            June 24, 1997
 -------------------------
Terry L. Cox

                                  EXHIBIT INDEX
                                 -------------

Number                  Exhibit                                     Page
--------  -------------------------------------------------         ----

 (1)       *
 (2)       *
 (3)       Articles of Incorporation and Bylaws                       **
 (4)        Instruments defining the rights of security
            holders, including indentures                            Omit
 (5)       *
 (6)       *
 (7)       *
 (8)       *
 (9)       Voting Trust Agreement                                    Omit
 (10)      Material Contracts                                        E-1
 (11)      Statement regarding computation of per
            share earnings                                           Omit
 (12)      Statement regarding computation of ratios                 Omit
 (13)      Annual Report to security holders, Form 10-Q,
           or quarterly report to security holders                   Omit
 (14)      *
 (15)      *
 (16)      *
 (17)      *
 (18)      Letter regarding change in accounting
                 principles                                          Omit
 (19)      Previously unfiled documents                              Omit
 (20)      *
 (21)      *
 (22)      Subsidiaries of the Registrant                            Omit
 (23)      Published report regarding matters submitted
            to vote of security holders                              Omit
 (24)      Consent of experts                                        Omit
 (25)      Power of Attorney                                         Omit
 (26)      *
 (27)      *
 (28)  Additional Exhibits                                           Omit

 *    This exhibit is not required to be filed in accordance with
      Item 601 of Regulation S-K.

 ** Incorporated by reference to the Registrant's Annual Report to the Securities & Exchange Commission on Form 10-K, dated June 23, 1995.

                     MEXCO ENERGY CORPORATION & SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS



                             FINANCIAL STATEMENTS
                             --------------------

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND 1996                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  MARCH 31, 1997, 1996, AND 1995                                           F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  MARCH 31, 1997, 1996, AND 1995                                           F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  MARCH 31, 1997, 1996, AND 1995                                           F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary, as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexco Energy Corporation and Subsidiary, as of March 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 23, 1997

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                   March 31,

ASSETS                                                                                                      1997          1996
                                                                                                        ------------  -------------

  CURRENT ASSETS
    Cash and cash equivalents                                                                             $   40,813    $  172,112
    Accounts receivable, including $6,042 in 1997 and $12,297 in 1996 from a related party (note G)          291,254       108,583
                                                                                                          ----------    ----------

            Total current assets                                                                             332,067       280,695

  PROPERTY AND EQUIPMENT - AT COST
    Oil and gas properties, using the full cost method of accounting (notes F and K)                       7,819,986     4,900,230
    Other                                                                                                      6,293         2,431
                                                                                                          ----------    ----------
                                                                                                           7,826,279     4,902,661
      Less accumulated depreciation, depletion, and
        amortization                                                                                       3,049,147     2,571,317
                                                                                                          ----------    ----------
                                                                                                           4,777,132     2,331,344
                                                                                                          ----------    ----------

                                                                                                          $5,109,199    $2,612,039
                                                                                                          ==========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable - trade                                                                              $  167,913    $   32,584
    Income taxes payable                                                                                      40,093             -
                                                                                                          ----------    ----------

          Total current liabilities                                                                          208,006        32,584

  BANK LINE OF CREDIT (note C)                                                                             1,637,000             -

  DEFERRED INCOME TAXES (note D)                                                                             341,181        34,310
                                                                                                          ----------    ----------

            Total liabilities                                                                              2,186,187        66,894

  STOCKHOLDERS' EQUITY
    Common stock - $.50 par value; authorized, 5,000,000 shares; issued and outstanding, 1,423,229
     shares                                                                                                  711,614       711,614
    Additional paid-in capital                                                                             1,975,429     1,975,429
    Retained earnings (accumulated deficit)                                                                  235,969      (141,898)
                                                                                                          ----------    ----------
                                                                                                           2,923,012     2,545,145
                                                                                                          ----------    ----------

                                                                                                          $5,109,199    $2,612,039
                                                                                                          ==========    ==========

       The accompanying notes are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,

                                                                1997        1996        1995
                                                             ----------  ----------  ----------
  Revenues
    Oil and gas                                              $1,453,124  $  798,589  $  543,267
        Administrative service charges and reimbursements         5,009       7,380      10,123
    Interest                                                      7,166      17,285      15,334
    Other income                                                    608      10,819       5,197
                                                             ----------  ----------  ----------
                                                              1,465,907     834,073     573,921

  Costs and expenses
    Production                                                  346,765     272,892     207,629
    Depreciation, depletion, and amortization                   477,830     262,392     170,723
    General and administrative                                  113,023      86,484      80,744
    Interest                                                     12,787           -           -
                                                             ----------  ----------  ----------
                                                                950,405     621,768     459,096
                                                             ----------  ----------  ----------

    Earnings before income tax expense                          515,502     212,305     114,825

  Income tax expense (note D)                                   137,635      11,699       9,982
                                                             ----------  ----------  ----------

            NET EARNINGS                                     $  377,867  $  200,606  $  104,843
                                                             ==========  ==========  ==========

  Earnings per share                                               $.27        $.15        $.09
                                                             ==========  ==========  ==========

  Weighted average outstanding shares                         1,423,229   1,342,628   1,173,229
                                                             ==========  ==========  ==========

       The accompanying notes are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended March 31, 1997, 1996, and 1995

                                                                        Retained
                                    Common stock        Additional      earnings        Total
                               ----------------------    paid-in      (accumulated   stockholders'
                                  Shares      Amount     capital         deficit)       equity
                               ------------  --------  ------------  --------------  --------------

  Balance at April 1, 1994        1,173,229  $586,614    $1,600,429      $(447,347)  $1,739,696

  Net earnings                            -         -             -        104,843      104,843
                                  ---------  --------    ----------      ---------   ----------

  Balance at March 31, 1995       1,173,229   586,614     1,600,429       (342,504)   1,844,539

  Net earnings                            -         -             -        200,606      200,606

  Proceeds from issuance of
     common stock                   250,000   125,000       375,000              -      500,000
                                  ---------  --------    ----------      ---------   ----------

  Balance at March 31, 1996       1,423,229   711,614     1,975,429       (141,898)   2,545,145

  Net earnings                            -         -             -        377,867      377,867
                                  ---------  --------    ----------      ---------   ----------

  Balance at March 31, 1997       1,423,229  $711,614    $1,975,429      $ 235,969   $2,923,012
                                  =========  ========    ==========      =========   ==========

       The accompanying notes are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended March 31,

                                                              1997         1996        1995
                                                          ------------  ----------  ----------

  Increase (Decrease) in Cash and Cash Equivalents

  Cash flows from operating activities
    Cash received from oil and gas operations             $ 1,275,462   $ 769,367   $ 537,247
    Cash paid for oil and gas operating expenses             (293,332)   (276,430)   (252,259)
    Cash paid for general and administrative expenses        (113,023)    (86,484)    (80,744)
    Interest received                                           7,166      17,285      15,334
    Interest paid                                              (7,298)          -           -
    Income taxes refunded (paid)                               (2,652)    (38,148)     30,874
    Other receipts                                                608      10,819       5,197
                                                          -----------   ---------   ---------

            Net cash provided by operating activities         866,931     396,409     255,649

  Cash flows from investing activities
    Payments for purchase of oil and gas properties        (1,294,556)   (969,271)   (800,591)
    Proceeds from sale of assets                               32,449      24,000      26,463
    Payments for purchase of other property                    (3,791)          -           -
    Payments for purchase of Forman Energy Corporation     (1,369,332)          -           -
                                                          -----------   ---------   ---------

            Net cash used in investing activities          (2,635,230)   (945,271)   (774,128)

  Cash flows from financing activities
    Borrowings                                              1,637,000           -           -
    Proceeds from issuance of common stock                          -     500,000           -
                                                          -----------   ---------   ---------

            Net cash provided by financing activities       1,637,000     500,000           -
                                                          -----------   ---------   ---------

            NET DECREASE IN CASH AND
               CASH EQUIVALENTS                              (131,299)    (48,862)   (518,479)

  Cash and cash equivalents at beginning of year              172,112     220,974     739,453
                                                          -----------   ---------   ---------

  Cash and cash equivalents at end of year                $    40,813   $ 172,112   $ 220,974
                                                          ===========   =========   =========

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                              Year ended March 31,


                                                                                               1997        1996        1995
                                                                                            ----------  ----------  ----------

  Reconciliation of Net Earnings to Net Cash Provided by
    Operating Activities

    Net earnings                                                                            $ 377,867    $200,606    $104,843
      Adjustments to reconcile net earnings to net cash provided by operating activities
        Depreciation, depletion, and amortization                                             477,830     262,392     170,723
        Deferred income taxes                                                                  94,890       2,573      31,737
        (Increase) decrease in
         Accounts receivable                                                                 (182,671)    (36,602)    (16,143)
         Recoverable income taxes                                                                   -       9,126       9,906
         Prepaid expenses                                                                           -       1,350       7,636
        Increase (decrease) in
         Accounts payable                                                                      58,922      (4,888)    (52,266)
         Income taxes payable                                                                  40,093     (38,148)       (787)
                                                                                            ---------    --------    --------

            Net cash provided by operating activities                                       $ 866,931    $396,409    $255,649
                                                                                            =========    ========    ========

Noncash investing and financing activities:
------------------------------------------

Included in trade accounts payable at March 31, 1997 are purchases of oil and gas properties and a liability related to the Forman Energy Corporation acquisition totaling $76,407.

The purchase of Forman Energy Corporation on February 25, 1997 resulted in the assumption of a deferred tax liability and account payable as follows:

      Assets acquired                            $1,591,000
      Cash paid                                   1,369,000
                                                 ----------

      Liabilities assumed                        $  222,000
                                                 ==========

       The accompanying notes are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1997, 1996, and 1995


  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

       The major operations of Mexco Energy Corporation and subsidiary, (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in Texas.

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

        1.  Principles of Consolidation
            ---------------------------

        The Company consolidates the accounts of its wholly-owned subsidiary, Forman Energy Corporation ("Forman"), eliminating all intercompany balances and transactions.

        2.  Oil and Gas Properties
            ----------------------

       The full cost method of accounting is used to account for oil and gas properties. Under this method of accounting, all costs incident to the acquisition, exploration, and development of properties (both developed and undeveloped), including costs of abandoned leaseholds, lease rentals, unproductive wells, and well drilling and equipment costs, are capitalized. Costs are amortized using the units-of-production method based primarily on estimates of reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised significantly in the near term. If the Company's unamortized costs exceed the cost center ceiling (defined as the sum of the present value, discounted at 10%, of estimated unescalated future net revenues from proved reserves, less related income tax effects), the excess is charged to expense in the year in which the excess occurs. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

        3.  Depreciation
            ------------

       Depreciation of office furniture, fixtures, and equipment is provided on the straight-line method over estimated useful lives of three to ten years.

        4.  Production Costs and Administrative Service Arrangements
            --------------------------------------------------------

       Production costs include lease operating expenses and production taxes. Reimbursements related to administrative service arrangements are recorded as revenues.

        5.  Earnings Per Share
            ------------------

       Earnings per share is calculated using the weighted average number of shares outstanding during each year.

        6.  Cash and Cash Equivalents
            -------------------------

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

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1997, 1996, and 1995


  NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    7.  Income Taxes
        ------------

    The Company accounts for income taxes using the liability method. Under the liability method of accounting for income taxes, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future years to differences between the carrying amounts and the tax bases of existing assets and liabilities.

    8.  Use of Estimates
        ----------------

    In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates based on management's knowledge and experience. Due to their prospective nature, actual results could differ from those estimates.

  NOTE B - BUSINESS COMBINATION

    On February 25, 1997, Mexco acquired Forman who is engaged in the exploration, production and sale of crude oil and natural gas. The acquisition has been accounted for using the purchase method, and the operations of the acquired company are included subsequent to February 1, 1997. The purchase price of approximately $1,591,000 was allocated to the assets, primarily oil and gas properties, acquired on the basis of their estimated fair value.

    The following summarized pro forma, unaudited, information assumes the acquisition of Forman had occurred on April 1, 1995:

                                            Year ended March 31,
                                           ----------------------
                                              1997        1996
                                           ----------  ----------

      Revenues                             $1,831,031  $1,151,912
      Net earnings                            476,948     107,993
      Earnings per share                          .34         .08

  NOTE C - BANK LINE OF CREDIT

    The Company has a $1,750,000 revolving line of credit with NationsBank of Texas, N.A. at March 31, 1997. The borrowing base of the line is reduced by $36,500 each month throughout the term of the loan. At March 31, 1997, the borrowing base is $1,713,500. The line of credit may be drawn down through July 15, 1998. There are no required principal payments in the next fiscal year based on the current level of debt and a principal payment made subsequent to March 31, 1997. The subsequent principal payment was made from proceeds of a stock offering subsequent to March 31, 1997 (Note J) and therefore is not reflected as a current liability. Interest is payable monthly at prime rate as established by the bank. The line of credit is collateralized by the common stock of Forman and oil and gas properties.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1997, 1996, and 1995


  NOTE D - INCOME TAXES

       Income tax expense for years ended March 31 is as follows:

                                                                                   1997      1996       1995
                                                                                 --------  --------  ----------

      Current expense (benefit)
        Federal                                                                  $ 40,994   $ 9,126   $(21,755)
        State                                                                       1,751         -          -
                                                                                 --------   -------   --------
                                                                                   42,745     9,126    (21,755)

      Deferred expense, exclusive of benefits of operating loss carryforwards
          Federal                                                                  83,941     2,150     38,281
          State                                                                    10,949       423      5,217
                                                                                 --------   -------   --------
                                                                                   94,890     2,573     43,498

      Benefit of operating loss carryforward                                            -         -    (11,761)
                                                                                 --------   -------   --------

                                                                                 $137,635   $11,699   $  9,982
                                                                                 ========   =======   ========

       The income tax provision reconciled to the tax computed at the statutory federal rate for years ended March 31 is as follows:

                                                                                     1997         1996        1995
                                                                                 ------------  ----------  -----------

Tax expense at statutory rate                                                       $ 175,271    $ 72,184     $ 39,041
Decrease in valuation allowance                                                        (3,072)     (5,806)     (21,845)
State income taxes                                                                      8,215       1,461        3,410
Prior year underaccrual (overaccrual)                                                  (4,794)    (16,308)      11,823
Effect of graduated rates                                                             (41,241)    (34,194)     (13,420)
Other                                                                                   3,256      (5,638)      (9,027)
                                                                                    ---------    --------     --------

                                                                                    $ 137,635    $ 11,699     $  9,982
                                                                                    =========    ========     ========

 Amounts of deferred tax assets, valuation allowance, and liabilities at March 31 are as follows:

                                                                                                   1997             1996
                                                                                                ----------      ---------
Deferred tax assets
  Percentage depletion carryforwards                                                            $  97,794       $  66,791
   Less valuation allowance                                                                             -           3,072
                                                                                                ---------       ---------
                                                                                                   97,794          63,719
Deferred tax liability
  Excess financial accounting bases over tax bases
   of property and equipment                                                                     (438,975)        (98,029)
                                                                                                ---------        --------

    Net deferred tax liability                                                                  $(341,181)       $(34,310)
                                                                                                =========        ========

Decrease in valuation allowance for the year                                                    $   3,072        $  5,806
                                                                                                =========        ========


                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1997, 1996, and 1995


  NOTE D - INCOME TAXES - CONTINUED

       As of March 31, 1997, the Company has statutory depletion carryforwards of approximately $376,000 which do not expire.

  NOTE E - SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

   Customers which accounted for 10% or more of revenues are as follows:

                                                Year ended March 31,
                                               -----------------------
                                                1997     1996    1995
                                               -------  ------  ------

      Navajo Crude Oil Marketing Company         46%     40%     22%
      Sun Refining and Marketing Company         10%     13%      -
      Phillips Petroleum Company                  -       -      15%
      Aquila Southwest Pipeline Corporation      24%      -       -

    The Company does not believe the loss of any of the above customers would result in any material adverse effect on its business.

  NOTE F - OIL AND GAS COSTS

       The costs related to the oil and gas activities of the Company were incurred as follows:

                                        Year ended March 31,
                                    ----------------------------
                                      1997      1996      1995
                                    --------  --------  --------

      Property acquisition costs    $562,363  $650,496  $444,274
      Development costs             $808,600  $318,775  $356,317

       The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                              1997        1996        1995
                                           ----------  ----------  ----------

      Proved oil and gas properties        $7,698,866  $4,900,230  $3,954,959
      Unproved oil and gas properties         121,120           -           -
        Less accumulated depreciation,
          depletion, and amortization       3,046,602   2,569,291   2,306,899
                                           ----------  ----------  ----------

                                           $4,773,384  $2,330,939  $1,648,060
                                           ==========  ==========  ==========

      Depreciation, depletion, and amortization expense amounted to $6.02, $4.35 and $4.57 per equivalent barrel of production for the years ended March 31, 1997, 1996, and 1995, respectively.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1997, 1996, and 1995


  NOTE G - RELATED PARTY TRANSACTIONS

       The Company serves as operator of properties in which the majority stockholder has interests and, in that capacity, bills the majority stockholder for lease operating expenses on a monthly basis subject to usual trade terms. The billings totaled approximately $112,657, $106,198, and $152,597 for the years ended March 31, 1997, 1996, and 1995, respectively. Accounts receivable include $6,042 and $12,297 due from the majority stockholder at March 31, 1997 and 1996, respectively.

  NOTE H - LITIGATION

       The Company was one of several plaintiffs in a lawsuit for damages in connection with a gas contract. During 1997, the suit was settled without any effect on the Company.

       The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business which management believes will not result in any material liability.

  NOTE I - FINANCIAL INSTRUMENTS

       The following table includes estimated fair value information as of March 31, 1997 and 1996, as required by Financial Accounting Standards Board Statement No. 107. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. All of the financial instruments are held for purposes other than trading.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

       Cash and Cash Equivalents - The carrying amount approximates fair value
       -------------------------
   because of the contractual right to receive the deposits upon demand.

       Bank Line of Credit - The carrying amount approximates fair value because
       -------------------
  floating interest rates approximate current market rates.

    Financial instruments and the estimated fair values are as follows:

                                                 March 31, 1997
                               ----------------------------------------------
                                Carrying amount of    Estimated fair value of
                               assets (liabilities)     assets (liabilities)
                               --------------------   -----------------------
Cash and cash equivalents          $    40,813            $    40,813
Bank line of credit                 (1,637,000)            (1,637,000)

                                                 March 31, 1996
                               -----------------------------------------------
                                Carrying amount of    Estimated fair value of
                               assets (liabilities)     assets (liabilities)
                               --------------------   ------------------------

Cash and cash equivalents          $   172,112            $   172,112

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1997, 1996, and 1995


  NOTE J - SUBSEQUENT EVENT

    On May 23, 1997, the Company issued 200,000 shares of common stock for $5.00 per share through a private placement.

  NOTE K - OIL AND GAS RESERVE DATA (UNAUDITED)

       In accordance with Statement of Financial Accounting Standards No. 69 (SFAS 69) and Securities and Exchange Commission (SEC) rules and regulations, the following information is presented with regard to the Company's proved oil and gas reserves, all of which are located in the United States. Information for oil is presented in barrels (Bbls) and for gas in thousand cubic feet (Mcf).

       The SEC has adopted SFAS 69 disclosure guidelines for oil and gas producers. These rules require the Company to include as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

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

                     Summary of Changes in Proved Reserves
                                  (Unaudited)

                                                   1997                   1996                1995
                                          ---------------------  --------------------  --------------------
                                            Bbls        Mcf        Bbls       Mcf        Bbls       Mcf
                                          ---------  ----------  --------  ----------  --------  ----------

   Proved developed and undeveloped
      reserves
        Beginning of year                  425,000   1,920,000   207,000   1,567,000    80,000     671,000
        Revision of previous estimates    (113,000)    411,000    11,000      29,000   124,000     376,000
        Purchase of minerals in place       89,000     902,000   111,000     352,000     4,000     568,000
        Extensions and discoveries          75,000      83,000   126,000     217,000    24,000      95,000
        Production                         (40,000)   (236,000)  (29,000)   (188,000)  (22,000)   (140,000)
        Sales of minerals in place               -    (124,000)   (1,000)    (57,000)   (3,000)     (3,000)
                                          --------   ---------   -------   ---------   -------   ---------

        End of year                        436,000   2,956,000   425,000   1,920,000   207,000   1,567,000
                                          ========   =========   =======   =========   =======   =========

      Proved developed reserves
        Beginning of year                  209,000   1,593,000   183,000   1,472,000    80,000     671,000
        End of year                        281,000   2,400,000   209,000   1,593,000   183,000   1,472,000

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1997, 1996, and 1995


  NOTE K - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

            Standardized Measure of Discounted Future Net Cash Flows
                    Relating to Proved Oil and Gas Reserves
                                  (Unaudited)

                                                                                 March 31,
                                                                  ----------------------------------------
                                                                      1997          1996          1995
                                                                  ------------  ------------  ------------

      Future oil and gas revenues                                 $13,901,000   $12,239,000   $ 5,408,000
      Future production and development costs                      (5,678,000)   (4,576,000)   (2,042,000)
      Future income tax expense                                    (1,348,000)     (740,000)     (320,000)
                                                                  -----------   -----------   -----------
      Future net cash flows                                         6,875,000     6,923,000     3,046,000
      Discounted at 10% for estimated timing of cash flows         (2,427,000)   (2,742,000)   (1,210,000)
                                                                  -----------   -----------   -----------

      Standardized measure of discounted future net cash flows    $ 4,448,000   $ 4,181,000   $ 1,836,000
                                                                  ===========   ===========   ===========

      Changes in Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves
                                  (Unaudited)

                                                                             Year ended March 31,
                                                                    --------------------------------------
                                                                        1997         1996         1995
                                                                    ------------  -----------  -----------

      Sales and transfers of oil and gas produced,
        net of production costs                                     $(1,106,000)  $ (526,000)  $ (336,000)
      Net changes in prices and production costs                       (582,000)     734,000     (215,000)
      Extensions and discoveries, less related costs                    678,000      954,000      165,000
      Revisions of previous quantity estimates                         (237,000)      95,000      804,000
      Accretion of discount                                             463,000      203,000      101,000
      Net change due to purchases and sales of minerals in place      1,338,000    1,150,000      382,000
      Net change in income taxes                                       (425,000)    (254,000)    (133,000)
      Other                                                             138,000      (11,000)      56,000
                                                                    -----------   ----------   ----------

        Net increase                                                    267,000    2,345,000      824,000

      Balance at beginning of year                                    4,181,000    1,836,000    1,012,000
                                                                    -----------   ----------   ----------

      Balance at end of year                                        $ 4,448,000   $4,181,000   $1,836,000
                                                                    ===========   ==========   ==========