Form 10-Q
period 1997-06-30
MEXCO ENERGY CORP
filed 1997-08-14
CIK 66418

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              June 30, 1997
                           ---------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 0-6994
                    ------

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
 incorporation or organization)

  214 W. Texas, Suite 1101, Midland, TX                     79701
 ---------------------------------------                  ----------
 (Address of principal executive offices)                 (Zip Code)

                                (915) 682-1119
              --------------------------------------------------
              Registrant's telephone number, including area code

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

                     YES   X                      NO
                         -----                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at June 30, 1997
----------------------------            -------------------------------
Common stock, $.50 per value                      1,623,229

                           MEXCO ENERGY CORPORATION

                                     Index

                                                                            Page

Part I.   Financial information:

          Consolidated balance sheets as of
          June 30, 1997 and March 31, 1997                                   3

          Consolidated statements of operations
          for the three months ended
          June 30, 1997 and 1996                                             4

          Consolidated statements of cash flows
          for the three months ended June 30,
          1997 and 1996                                                      5

          Notes to consolidated financial statements                         6

          Management's discussion and analysis of
          financial condition and results of
          operations                                                         7

Part II.  Other information:  Not Applicable

                           MEXCO ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and March 31, 1997

                                     ASSETS
                                     ------

                                                                       June 30,     March 31,
                                                                         1997          1997
                                                                     ------------  ------------
                                                                      (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                           $   165,115   $    40,813
 Accounts receivable                                                     216,311       291,254
 Prepaid assets                                                            3,735             -
                                                                     -----------   -----------
               Total current assets                                      385,161       332,067

PROPERTY AND EQUIPMENT
 Oil and gas properties-accounted for
  under the full cost method                                           8,651,769     7,819,986
 Office furniture and fixtures                                             6,724         6,293
                                                                     -----------   -----------
                                                                       8,658,493     7,826,279
 Less accumulated depreciation,
  depletion and amortization                                          (3,240,519)   (3,049,147)
                                                                     -----------   -----------
    Net property and equipment                                         5,417,974     4,777,132
                                                                     -----------   -----------

               TOTAL ASSETS                                          $ 5,803,135   $ 5,109,199
                                                                     ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable-trade                                             $   346,993   $   167,913
  Income taxes payable                                                     9,717        40,093
                                                                     -----------   -----------
    Total current liabilities                                            356,710       208,006

BANK LINE OF CREDIT                                                    1,137,000     1,637,000

DEFERRED INCOME TAXES                                                    361,780       341,181
                                                                     -----------   -----------
               Total liabilities                                       1,855,490     2,186,187

STOCKHOLDERS' EQUITY
  Common Stock-$.50 par value, authorized
    5,000,000, issued and outstanding-
    1,623,229 at June 30 and
    1,423,229 at March 31                                                811,614       711,614
  Paid in capital                                                      2,875,429     1,975,429
  Retained earnings                                                      260,602       235,969
                                                                     -----------   -----------
               Total stockholders' equity                              3,947,645     2,923,012
                                                                     -----------   -----------

               TOTAL LIABILITIES & EQUITY                            $ 5,803,135   $ 5,109,199
                                                                     ===========   ===========


The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three months ended June 30
                                  (Unaudited)

                                                    1997        1996
                                                 ----------  ----------
Revenues
     Oil and gas                                 $  454,703  $  267,014
     Administrative service charges and
       reimbursements                                 1,278       1,252
     Interest income                                    271       2,171
     Other income                                       563           -
                                                 ----------  ----------
        Total revenues                              456,815     270,437

Costs and expenses
     Production costs                               127,901      70,856
     Depreciation, depletion and amortization       191,372      70,245
     General and administrative                      72,372      35,160
     Interest                                        31,565           -
                                                 ----------  ----------
        Total costs and expenses                    423,210     176,261

Income before income tax expense                     33,605      94,176

Income tax expense                                    8,972      24,376
                                                 ----------  ----------

NET INCOME                                       $   24,633  $   69,800
                                                 ==========  ==========

Net income per share                             $      .02  $      .05
                                                 ==========  ==========

Weighted average common shares
  outstanding                                     1,508,943   1,423,229
                                                 ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months ended June 30
                                  (Unaudited)

                                                     1997         1996
                                                  -----------  ----------
Cash flows from operating activities
------------------------------------
  Cash received from oil and gas operations       $  530,165    $281,883
  Cash paid for oil and gas operating expenses        51,938     (85,442)
  General and administrative expenses                (76,107)    (20,780)
  Interest paid                                      (31,565)          -
  Interest received                                      271       2,171
  Income taxes paid                                  (18,749)     (4,361)
  Other receipts                                         563           -
                                                  ----------    --------
    Net cash provided by operations                  456,516     173,471

Cash flows from investing activities
------------------------------------
  Capital expenditures                              (832,214)    (95,125)
                                                  ----------    --------
    Net cash used in investing activities           (832,214)    (95,125)

Cash flows from financing activities
------------------------------------
  Principal payments on debt                        (500,000)          -
  Proceeds from issuance of common stock           1,000,000           -
                                                  ----------    --------
    Net cash provided by financing activities        500,000           -

  Net increase (decrease) in cash and cash
    equivalents                                      124,302      78,346
  Cash and cash equivalents at the beginning
    of the period                                     40,813     172,112
                                                  ----------    --------
  Cash and cash equivalents at the end
    of the period                                 $  165,115    $250,458
                                                  ==========    ========

Reconciliation of net income to net
-----------------------------------
  cash provided by operating activities
  -------------------------------------

Net income                                        $   24,633    $ 69,800
                                                  ----------    --------

Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation, depletion and amortization         191,372      70,245
    Deferred income taxes                             20,599           -
    (Increase) Decrease in accounts receivable        74,943     (20,562)
    Increase in accounts payable                     179,080      30,962
    Increase in prepaid expenses                      (3,735)     (1,350)
    Increase (Decrease) in income taxes
       payable                                       (30,376)     24,376
                                                  ----------    --------

      Total adjustments                              431,883     103,671
                                                  ----------    --------

Net cash provided by operating activities         $  456,516    $173,471
                                                  ==========    ========


  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997 and 1996

NOTE A - BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and March 31, 1997, the results of its operations for the three months ended June 30, 1997 and 1996, and the cash flows for the three months ended June 30, 1997 and 1996. All adjustments are of a normal and recurring nature.

The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet as of March 31, 1997 has been prepared based upon the Company's audited balance sheet as of that date.


NOTE B - ACQUISITION OF OIL AND GAS PROPERTIES

During the quarter, the Company purchased approximately 1.5% in additional mineral and royalty interests in a producing gas well located in the Gomez Field, Pecos County, Texas. This well is currently producing at the rate of approximately six million cubic feet of gas per day.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

Results of Operations - 3 Months Ended June 30, 1997
----------------------------------------------------

Operating revenues increased $187,689 (70%) from the first quarter of fiscal 1996 due to increased oil and gas production from acquisitions and development of oil and gas properties. Gas revenues increased $86,519 (88%) and oil revenues increased $101,170 (60%). Oil and gas prices were lower for the quarter ending June 30, 1997 as compared to the quarter ending June 30, 1996 with average oil prices of $18.15 per barrel and $20.77 per barrel and average gas prices of $1.92 per MCF and $2.12 per MCF respectively.

Production costs increased $57,045 (81%) due to increased production taxes of $12,412 (82%) and increased lease operating expenses of $44,633 (80%) primarily as a result of increased production from the addition of oil and gas properties.

Depreciation, depletion and amortization increased $136,988 (195%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

General and administrative costs increased $37,212 (106%) due primarily to increased accounting, engineering and legal costs associated with property acquisitions.

Interest income decreased $1,900 (88%) due to decreased funds invested in money market accounts.

During the quarter, the Company participated in the successful drilling and completion of three (3) wells (42.60% working interest and 31.95% net revenue interest) in the Lazy JL (Lower Spraberry) Field of Garza County, Texas.

Liquidity and Capital Resources and Commitments
-----------------------------------------------

Although revenues increased substantially during the current quarter, working capital decreased by $107,237 (86%) as compared to March 31, 1997, due to cash expenditures for property acquisitions and drilling costs. In May, the Company increased capital by $1,000,000 from the issuance of 200,000 shares of common stock at $5.00 per share through a private placement. $500,000 of these proceeds were used to reduce the principal borrowings under the line of credit with the remaining proceeds being used for property acquisitions and drilling activity.

The Company has a $1,750,000 revolving line of credit with a maturity date of July 15, 1998. The borrowing base of the line is reduced by $36,500 each month throughout the term of the loan. At the current level of borrowings, no principal payments will be due during the current fiscal year.

The Company believes that it will have sufficient capital available from borrowings combined with cash flows from operations to fund future capital expenditures and to meet its financial obligations.

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

                                    MEXCO ENERGY CORPORATION
                                    (A Colorado Corporation)



                                    /s/ Nicholas C. Taylor
                                    ---------------------------
                                    Nicholas C. Taylor,
                                    President and Treasurer

Date:  August 12, 1997