Form 10-Q/A
period 1997-06-30
MEXCO ENERGY CORP
filed 1997-09-16
CIK 66418

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539
                                  FORM 10-Q/A

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

                           MEXCO ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months ended June 30
                                  (Unaudited)

                                                     1997         1996
                                                  -----------  ----------
Cash flows from operating activities
------------------------------------
  Cash received from oil and gas operations       $  530,165    $281,883
  Cash paid for oil and gas operating expenses      (178,028)    (85,442)
  General and administrative expenses                (83,585)    (20,780)
  Interest paid                                      (33,027)          -
  Interest received                                      271       2,171
  Income taxes paid                                  (18,749)     (4,361)
  Other receipts                                         563           -
                                                  ----------    --------
    Net cash provided by operations                  217,610     173,471

Cash flows from investing activities
------------------------------------
  Capital expenditures                              (593,308)    (95,125)
                                                  ----------    --------
    Net cash used in investing activities           (593,308)    (95,125)

Cash flows from financing activities
------------------------------------
  Principal payments on debt                        (500,000)          -
  Proceeds from issuance of common stock           1,000,000           -
                                                  ----------    --------
    Net cash provided by financing activities        500,000           -

  Net increase (decrease) in cash and cash
    equivalents                                      124,302      78,346
  Cash and cash equivalents at the beginning
    of the period                                     40,813     172,112
                                                  ----------    --------
  Cash and cash equivalents at the end
    of the period                                 $  165,115    $250,458
                                                  ==========    ========

Reconciliation of net income to net
-----------------------------------
  cash provided by operating activities
  -------------------------------------

Net income                                        $   24,633    $ 69,800
                                                  ----------    --------

Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation, depletion and amortization         191,372      70,245
    Deferred income taxes                             20,599           -
    (Increase) Decrease in accounts receivable        74,943     (20,562)
    Increase (Decrease) in accounts payable          (59,826)     30,962
    Increase in prepaid expenses                      (3,735)     (1,350)
    Increase (Decrease) in income taxes
       payable                                       (30,376)     24,376
                                                  ----------    --------

      Total adjustments                              192,977     103,671
                                                  ----------    --------

Net cash provided by operating activities         $  217,610    $173,471
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

Date:  September 16, 1997