Form 10-Q
period 1997-09-30
MEXCO ENERGY CORP
filed 1997-11-13
CIK 66418

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539
                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended            September 30, 1997
                           -------------------------------------------

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________  to ________________________

For Quarter Ended    September 30, 1997          Commission File No. 0-6994
                  -----------------------                            ------

                           MEXCO ENERGY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Colorado                                            84-0627918
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   214 W. Texas, Suite 1101, Midland, TX                               79701
--------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

                (915) 682-1119
--------------------------------------------------
Registrant's telephone number, including area code

                                     NONE
--------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES   X                          NO  ______
                 ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at September 30, 1997
-------------------------------               ---------------------------------
Common stock, $.50 par value                            1,623,229

                           MEXCO ENERGY CORPORATION

                                     Index

                                                                      Page
Part I.  Financial information:

               Consolidated Balance Sheets as of
               September 30, 1997 and March 31, 1997                    3

               Consolidated Statements of Operations
               for the three months ended
               September 30, 1997 and 1996                              4

               Consolidated Statements of Operations
               for the six months ended
               September 30, 1997 and 1996                              5

               Consolidated Statements of Cash Flows
               for the six months ended September 30,
               1997 and 1996                                            6

               Notes to consolidated Financial Statements               7

               Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                            8


Part II.  Other information: Not Applicable

                           MEXCO ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1997 and March 31, 1997

                                                                     September 30,        March 31,
     ASSETS                                                              1997               1997
     ------                                                          -------------        ----------
                                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $   134,065          $    40,813
  Accounts receivable                                                    219,977              291,254
  Prepaid assets                                                           2,490                    -
                                                                     -----------          -----------
    Total current assets                                                 356,532              332,067

PROPERTY AND EQUIPMENT
  Oil and gas properties-accounted for under the
    full cost method                                                   9,402,998            7,819,986
  Office furniture and fixtures                                           19,950                6,293
                                                                     -----------          -----------
                                                                       9,422,948            7,826,279
    Less accumulated depreciation, depletion and amortization         (3,451,177)          (3,049,147)
                                                                     -----------          -----------
        Net property and equipment                                     5,971,771            4,777,132
                                                                     -----------          -----------

        TOTAL ASSETS                                                 $ 6,328,303          $ 5,109,199
                                                                     ===========          ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
  Accounts payable-trade                                             $   140,990          $   167,913
  Income taxes payable                                                     1,935               40,093
                                                                     -----------          -----------
    Total current liabilities                                            142,925              208,006

BANK LINE OF CREDIT                                                    1,822,000            1,637,000

DEFERRED INCOME TAXES                                                    371,813              341,181
                                                                     -----------          -----------
    Total liabilities                                                  2,336,738            2,186,187

STOCKHOLDERS' EQUITY
  Common Stock-$.50 par value, authorized-40,000,000,
    issued and outstanding-1,623,229 at September 30, 1997
    and 1,423,229 at March 31, 1997                                      811,614              711,614
  Preferred Stock-$1.00 par value, authorized-10,000,000,
    none issued                                                                -                    -
  Paid in capital                                                      2,875,429            1,975,429
  Retained earnings                                                      304,522              235,969
                                                                     -----------          -----------
    Total stockholders' equity                                         3,991,565            2,923,012
                                                                     -----------          -----------

        TOTAL LIABILITIES & EQUITY                                   $ 6,328,303          $ 5,109,199
                                                                     ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three Months ended September 30
                                  (Unaudited)

                                                          1997        1996
                                                       ----------  ----------
Revenues
  Oil and gas                                          $  499,536  $  333,873
  Administrative service charges and reimbursements         1,278       1,253
  Interest Income                                             629       1,738
  Other Income                                                722         599
                                                       ----------  ----------
    Total revenues                                        502,165     337,463

Costs and expenses
  Production costs                                        166,469      74,475
  Depreciation, depletion and amortization                210,658      91,414
  General and administrative                               45,625      20,566
  Interest                                                 27,259           -
                                                       ----------  ----------
    Total costs and expenses                              450,011     186,455

Income before income tax expense                           52,154     151,008

Income tax expense                                          8,233      21,243
                                                       ----------  ----------

NET INCOME                                             $   43,921  $  129,765
                                                       ==========  ==========

Net income per share                                   $      .03  $      .09
                                                       ==========  ==========

Weighted average common shares outstanding              1,623,229   1,423,229
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Six Months ended September 30
                                  (Unaudited)

                                                          1997        1996
                                                       ----------  ----------
Revenues
  Oil and gas                                          $  954,239  $  600,887
  Administrative service charges and reimbursements         2,556       2,505
  Interest Income                                             900       3,909
  Other Income                                              1,285         607
                                                       ----------  ----------
    Total revenues                                        958,980     607,908

Costs and expenses
  Production costs                                        294,370     145,331
  Depreciation, depletion and amortization                402,030     161,659
  General and administrative                              117,997      55,734
  Interest                                                 58,824           -
                                                       ----------  ----------
    Total costs and expenses                              873,221     362,724

Income before income tax expense                           85,759     245,184

Income tax expense                                         17,205      45,619
                                                       ----------  ----------

NET INCOME                                             $   68,554  $  199,565
                                                       ==========  ==========

Net income per share                                   $      .04  $      .14
                                                       ==========  ==========

Weighted average common shares outstanding              1,566,398   1,423,229
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Six Months ended September 30
                                  (Unaudited)

                                                              1997            1996
                                                              ----            ----
Cash flows from operating activities:
------------------------------------
  Cash received from oil & gas operations                 $ 1,027,545      $ 568,010
  Cash paid for oil & gas operations                         (308,751)       (92,374)
  General & administrative expenses                          (136,953)       (52,273)
  Interest received                                               900          3,909
  Interest paid                                               (58,970)
  Other cash received                                           1,285            607
  Income taxes paid                                           (24,731)       ( 6,351)
                                                          -----------      ---------
    Net cash provided by operations                           500,325        421,528

Cash flows from investing activities:
------------------------------------
  Capital expenditures                                     (1,592,073)      (313,506)
                                                          -----------      ---------
    Net cash used in investing activities                  (1,592,073)      (313,506)

Cash flows from financing activities:
------------------------------------
  Borrowings                                                  685,000              -
  Principal payments on long-term debt                       (500,000)             -
  Proceeds from issuance of common stock                    1,000,000              -
                                                          -----------      ---------
    Net cash provided by financing activities               1,185,000              -

Net increase in cash & cash equivalents                        93,252        108,022

Cash & cash equivalents at the beginning of the period         40,813        172,112
                                                          -----------      ---------

Cash & cash equivalents at the end of the period          $   134,065      $ 280,134
                                                          ===========      =========

Reconciliation of net income to net cash
----------------------------------------
  provided by operating activities:
----------------------------------
Net income                                                $    68,554      $ 199,565
                                                          -----------      ---------
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization                  402,030        161,659
    Deferred income taxes                                      30,632              -
    (Increase) decrease in accounts receivable                 71,277        (38,900)
    Increase (decrease) in accounts payable                   (31,520)        56,475
    Increase in prepaid expenses                               (2,490)          (900)
    Increase (decrease) in income taxes payable               (38,158)        43,629
                                                          -----------      ---------
      Total adjustments                                       431,771        221,963
                                                          -----------      ---------
Net cash provided by operating activities                 $   500,325      $ 421,528
                                                          ===========      =========

  The accompanying notes are an integral part of these financial statements.

                           MEXCO ENERGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1997 and 1996


NOTE A - BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the three-month and six-month periods ended September 30, 1997 and 1996. All adjustments are of a normal and recurring nature.

The results of operations for the three-month and six-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheets as of March 31, 1997 have been prepared based upon the Company's audited balance sheets as of that date.


NOTE B - ACQUISITION OF OIL AND GAS PROPERTIES

During the first quarter, the Company purchased approximately 1.5% in additional mineral and royalty interests in a producing gas well located in the Gomez field, Pecos County, Texas. This well is currently producing at the rate of approximately six million cubic feet of gas per day.

During the second quarter, the Company purchased additional royalty interests in the Gomez Field, Pecos County, Texas and additional working interests in the Lazy JL Field, Garza County, Texas.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF THE CONSOLIDATED STATEMENTS OF OPERATIONS


Results of Operations - 3 Months Ended September 30, 1997
---------------------------------------------------------

Operating revenues increased $165,663 (50%) from the second quarter of fiscal 1996 due to increased oil and gas production from acquisitions and development of oil and gas properties. Oil revenues increased $85,177 (40%) and gas revenues increased $80,486 (65%). The average oil price for the second quarter of 1997 was $18.47 per barrel compared to $21.32 per barrel in the second quarter of 1996. The average gas price for the second quarter of 1997 was $2.09 per MCF compared to $2.17 per MCF in the second quarter of 1996.

Production costs increased $91,994 (124%) due to increased production taxes and lease operating expenses. Production taxes increased $13,292 (71%) in proportion to increased revenues and lease operating costs increased $78,702 (141%) due to acquisitions and development of working interests.

Depreciation, depletion and amortization increased $119,244 (130%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

General and administrative costs increased $25,059 (122%) primarily due to increased accounting, engineering and legal costs associated with property acquisitions and a private placement.

Interest income decreased $1,109 (64%) due to decreased funds invested in money market accounts.

Interest expense relates to principal borrowings against the Company's line of credit.

During the quarter, the Company participated in the successful drilling and completion of two (2) producing wells (each with approximately 43% working interest and 32% net revenue interest) in the Lazy JL Field, Garza County, Texas. The Company also participated in the drilling of one (1) well in the same field which will be used as a water injection well.

Results of Operations - 6 Months Ended September 30, 1997
---------------------------------------------------------

Operating revenues increased $353,352 (59%) from the first six months of fiscal 1996 due to increased oil and gas production. Oil and gas revenues increased $186,218 (49%) and $167,134 (75%) respectively due to increased numbers of wells from acquisitions and development of properties. The average oil price for the first six months of 1997 was $18.31 per barrel compared to $21.09 per barrel in the first six months of 1996. The average gas price for the first six months of 1997 was $2.00 per MCF compared to $2.15 per MCF in the first six months of 1996.

Production costs increased $149,039 (103%) due to increased production taxes and lease operating expenses. Production taxes increased $25,704 (76%) in proportion to increased revenues and lease operating costs increased $123,335 (111%) due to acquisitions and development of working interests.

Depreciation, depletion and amortization increased $240,371 (149%) due to the addition of oil and gas properties.

General and administrative costs increased $62,263 (112%) due primarily to increased accounting, engineering and legal costs associated with property acquisitions and a private placement.

Interest income decreased $3,009 (77%) due to decreased funds invested in money market accounts.

Interest expense relates to principal borrowings against the Company's line of credit.

During the six months, the Company participated in the successful drilling and completion of six (6) producing wells (each with approximately 43% working interest and 32% net revenue interest) in the Lazy JL Field, Garza County, Texas. The Company also participated in the drilling of one (1) well which will be used as a water injection well and one (1) well which is currently shut in pending evaluation.

Liquidity and Capital Resources and Commitments
-----------------------------------------------

Working capital increased $89,546 from March 31, 1997 primarily due to increased revenues. During the first quarter, the Company increased capital by $1,000,000 from the issuance of 200,000 shares of common stock at $5.00 per share through a private placement. $500,000 of these proceeds were used to reduce the principal borrowings under the line of credit and the remaining proceeds were used for property acquisitions and drilling activity.

The Company has a $3,000,000 revolving line of credit with a borrowing base of $2,200,000 which is reduced by $50,000 each month throughout the term of the loan. The loan is reviewed by the bank annually and matures on August 15, 1999. The Company currently has outstanding borrowings of $1,822,000 against the line. At the current level of borrowing no principal payments will be due during the current fiscal year. The obligations under the loan agreement are secured by substantially all of the oil and gas properties of the Company and its subsidiary. The loan agreement contains certain covenants relating to the financial condition of the Company. Interest is payable monthly at the prime rate as established by the bank.

The Company also has a letter of credit with the same bank which provides for unsecured borrowings up to $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering properties operated by the Company.

The Company believes that it will have sufficient capital available from borrowings combined with cash flows from operations to fund future capital expenditures and to meet its financial obligations for the next twelve months.

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


                               MEXCO ENERGY CORPORATION
                               (A Colorado Corporation)


                               /s/ Nicholas C. Taylor
                               --------------------------------------------
                               Nicholas C. Taylor,
                               President and Treasurer

Date: November 13, 1997