Form 10-Q
period 1997-12-31
MEXCO ENERGY CORP
filed 1998-02-12
CIK 66418

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20539
                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended            December 31, 1997
                           ------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________  to  ____________________

For Quarter Ended    December 31, 1997          Commission File No. 0-6994
                  ----------------------                            ------

                           MEXCO ENERGY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Colorado                                    84-0627918
---------------------------------        --------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

  214 W. Texas, Suite 1101, Midland, TX                                79701
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

             YES   X                          NO
                 ------                           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at December 31, 1997
--------------------------------------         --------------------------------
        Common stock, $.50 par value                        1,623,229

                           MEXCO ENERGY CORPORATION

                                     Index

                                                                Page

Part I.  Financial information:

            Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1997                   3

            Consolidated Statements of Operations
            for the three months ended
            December 31, 1997 and 1996                             4

            Consolidated Statements of Operations
            for the nine months ended
            December 31, 1997 and 1996                             5

            Consolidated Statements of Cash Flows
            for the nine months ended December 31,
            1997 and 1996                                          6

            Notes to consolidated Financial Statements             7

            Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                          8

Part II.  Other information: Not Applicable

                           MEXCO ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      December 31, 1997 and March 31, 1997

                                                                 December 30,    March 31,
                           ASSETS                                    1997          1997
                           ------                                ------------  ------------
                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $   146,391   $    40,813
  Accounts receivable                                                313,541       291,254
  Prepaid assets                                                       1,245             -
                                                                 -----------   -----------
    Total current assets                                             461,177       332,067

PROPERTY AND EQUIPMENT
  Oil and gas properties-accounted for under the
    full cost method                                               9,671,878     7,819,986
  Other                                                               20,252         6,293
                                                                 -----------   -----------
                                                                   9,692,130     7,826,279
    Less accumulated depreciation, depletion and amortization     (3,719,229)   (3,049,147)
                                                                 -----------   -----------
        Net property and equipment                                 5,972,901     4,777,132
                                                                 -----------   -----------

        TOTAL ASSETS                                             $ 6,434,078   $ 5,109,199
                                                                 ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
  Accounts payable-trade                                         $    77,416   $   167,913
  Income taxes payable                                                16,283        40,093
                                                                 -----------   -----------
    Total current liabilities                                         93,699       208,006

BANK LINE OF CREDIT                                                1,822,000     1,637,000

DEFERRED INCOME TAXES                                                415,844       341,181
                                                                 -----------   -----------
    Total liabilities                                              2,331,543     2,186,187

STOCKHOLDERS' EQUITY
  Common Stock-$.50 par value, authorized-40,000,000,
    issued and outstanding-1,623,229 at December 31, 1997
    and 1,423,229 at March 31, 1997                                  811,614       711,614
  Preferred Stock-$1.00 par value, authorized-10,000,000,
    none issued                                                            -             -
  Paid in capital                                                  2,875,429     1,975,429
  Retained earnings                                                  415,492       235,969
                                                                 -----------   -----------
    Total stockholders' equity                                     4,102,535     2,923,012
                                                                 -----------   -----------

        TOTAL LIABILITIES & EQUITY                               $ 6,434,078   $ 5,109,199
                                                                 ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months ended December 31
                                  (Unaudited)

                                                          1997        1996
                                                       ----------  ----------
Revenues
  Oil and gas                                          $  733,812  $  287,979
  Administrative service charges and reimbursements         1,278       1,252
  Interest Income                                              42       2,151
  Other Income                                              9,819           -
                                                       ----------  ----------
    Total revenues                                        744,951     291,382

Costs and expenses
  Production costs                                        226,649      93,451
  Depreciation, depletion and amortization                268,052      84,974
  General and administrative                               41,434      30,079
  Interest                                                 39,468           -
                                                       ----------  ----------
    Total costs and expenses                              575,603     208,504

Earnings before income tax expense                        169,348      82,878

Income tax expense                                         58,379      21,890
                                                       ----------  ----------

NET EARNINGS                                           $  110,969  $   60,988
                                                       ==========  ==========

Basic earnings per share                                     $.07        $.04
                                                       ==========  ==========

Weighted average common shares outstanding              1,623,229   1,423,229
                                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Nine Months ended December 31
                                  (Unaudited)

                                                          1997         1996
                                                       -----------  ----------
Revenues
  Oil and gas                                           $1,688,051  $  888,866
  Administrative service charges and reimbursements          3,834       3,757
  Interest Income                                              942       6,060
  Other Income                                              11,104         607
                                                        ----------  ----------
    Total revenues                                       1,703,931     899,290

Costs and expenses
  Production costs                                         521,019     238,782
  Depreciation, depletion and amortization                 670,082     246,633
  General and administrative                               159,431      85,813
  Interest                                                  98,292           -
                                                        ----------  ----------
    Total costs and expenses                             1,448,824     571,228

Earnings before income tax expense                         255,107     328,062

Income tax expense                                          75,584      67,509
                                                        ----------  ----------

NET EARNINGS                                            $  179,523  $  260,553
                                                        ==========  ==========

Basic earnings per share                                $      .11  $      .18
                                                        ==========  ==========

Weighted average common shares outstanding               1,585,411   1,423,229
                                                        ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Nine Months ended December 31
                                  (Unaudited)

                                                              1997         1996
                                                          ------------  ----------

Cash flows from operating activities:
-------------------------------------
  Cash received from oil & gas operations                 $ 1,668,501   $ 845,697
  Cash paid for oil & gas operations                         (570,452)   (224,395)
  General & administrative expenses                          (176,488)    (86,263)
  Interest received                                               942       6,060
  Interest paid                                               (97,897)          -
  Other cash received                                          11,104         607
  Income taxes paid                                           (24,731)       (996)
                                                          -----------   ---------
    Net cash provided by operations                           810,979     540,710

Cash flows from investing activities:
-------------------------------------
  Capital expenditures                                     (1,890,401)   (607,212)
  Sales of assets                                                   -      43,260
                                                          -----------   ---------
    Net cash used in investing activities                  (1,890,401)   (563,952)
Cash flows from financing activities:
-----------------------------------------
  Borrowings                                                  685,000           -
  Principal payments on long-term debt                       (500,000)          -
  Proceeds from issuance of common stock                    1,000,000           -
                                                          -----------   ---------
    Net cash provided by financing activities               1,185,000           -

Net increase (decrease) in cash & cash equivalents            105,578     (23,242)

Cash & cash equivalents at the beginning of the period         40,813     172,112
                                                          -----------   ---------

Cash & cash equivalents at the end of the period          $   146,391   $ 148,870
                                                          ===========   =========

Reconciliation of net earnings to net cash
------------------------------------------
  provided by operating activities:
-----------------------------------
Net earnings                                              $   179,523   $ 260,553
                                                          -----------   ---------
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation, depletion and amortization                  670,082     246,633
    Deferred income taxes                                      74,663           -
    Increase in accounts receivable                           (22,287)    (34,457)
    Increase (decrease) in accounts payable                   (65,947)      1,918
    Increase in prepaid expenses                               (1,245)       (450)
    Increase (decrease) in income taxes payable               (23,810)     66,513
                                                          -----------   ---------
      Total adjustments                                       631,456     280,157
                                                          -----------   ---------
Net cash provided by operating activities                 $   810,979   $ 540,710
                                                          ===========   =========

  The accompanying notes are an integral part of these financial statements.

                            MEXCO ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE A - BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1997, the results of its operations for the three-month and nine-month periods ended December 31, 1997 and 1996. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to the December 31, 1996 statement of cash flows to conform to the December 31, 1997 presentation.

The results of operations for the three-month and nine-month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

During the third quarter, the Company purchased additional royalty interests in the Viejos Field, Pecos County, Texas.

NOTE C - ADOPTION OF ACCOUNTING PRONOUNCEMENT

The Company adopted the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share, during the quarter ended December 31, 1997. Since the Company has only Common Stock outstanding the adoption had no effect on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF THE CONSOLIDATED STATEMENTS OF OPERATIONS


Results of Operations - 3 Months Ended December 31, 1997
--------------------------------------------------------

Operating revenues increased $445,833 (155%) from the third quarter of fiscal 1996 due to increased oil and gas production from acquisitions and development of oil and gas properties. Oil revenues increased $169,966 (90%) and gas revenues increased $275,867 (273%). The average oil price for the third quarter of 1997 was $18.54 per barrel compared to $24.88 per barrel in the third quarter of 1996. The average gas price for the third quarter of 1997 was $2.98 per MCF compared to $2.18 per MCF in the third quarter of 1996. Of total oil and gas revenues $357,794 (49%) was attributable to oil sales and $376,018 (51%) was attributable to gas sales in the third quarter of 1997 as compared to $187,378 (65%) from oil sales and $100,601 (35%) from gas sales in the third quarter of 1996.

Production costs increased $133,198 (143%) due to increased production taxes and lease operating expenses. Production taxes increased $27,405 (167%) in proportion to increased revenues and lease operating costs increased $105,793 (137%) due to acquisitions and development of working interests.

Depreciation, depletion and amortization increased $183,078 (215%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

General and administrative costs increased $11,355 (38%) primarily due to increased engineering and legal costs associated with property acquisitions and financing arrangements.

Interest income decreased $2,109 (98%) due to decreased funds invested in money market accounts.

Other income during the third quarter of 1997 consists of the recovery of a bad debt.

Interest expense relates to principal borrowings against the Company's line of credit.

During the quarter, the Company participated in the successful drilling and completion of one (1) producing well (approximately 43% working interest and 32% net revenue interest) in the Lazy JL Field, Garza County, Texas.

Results of Operations - 9 Months Ended December 31, 1997
--------------------------------------------------------

Operating revenues increased $799,185 (90%) from the first nine months of fiscal 1996 due to increased oil and gas production. Oil and gas revenues increased $356,184 (63%) and $443,001 (137%) respectively due to increased numbers of wells from acquisitions and development of properties. The average oil price for the first nine months of 1997 was $18.40 per barrel compared to $22.21 per barrel in the first nine months of 1996. The average gas price for the first nine months of 1997 was $2.98 per MCF compared to $2.16 per MCF in the first nine months of 1996. Of total oil and gas revenues $923,180 (55%) was attributable to oil sales and $764,871 (45%) was attributable to gas sales during 1997 as compared to $566,605 (64%) from oil sales and $322,261 (36%) from gas sales during 1996.

Production costs increased $282,237 (118%) due to increased production taxes and lease operating expenses. Production taxes increased $53,109 (106%) in proportion to increased revenues and lease operating costs increased $229,128 (122%) due to acquisitions and development of working interests.

Depreciation, depletion and amortization increased $423,449 (172%) due to the addition of oil and gas properties.

General and administrative costs increased $73,618 (86%) due primarily to increased accounting, engineering and legal costs associated with property acquisitions, a private placement of the Company's stock and bank financing arrangements.

Interest income decreased $5,118 (84%) due to decreased funds invested in money market accounts.

The increase in other income is primarily due to the recovery of a bad debt.

Interest expense relates to principal borrowings against the Company's line of credit.

During the nine months, the Company participated in the successful drilling and completion of six (6) producing wells (each with approximately 43% working interest and 32% net revenue interest) in the Lazy JL Field, Garza County, Texas. The Company also participated in the drilling of one (1) well which has been converted to a water injection well and one (1) well which is currently shut in pending possible conversion to a water injection well or a salt water disposal well.

Liquidity and Capital Resources and Commitments
-----------------------------------------------

Working capital increased $243,417 from March 31, 1997 primarily due to increased revenues. During the first quarter, the Company increased capital by $1,000,000 from the issuance of 200,000 shares of common stock at $5.00 per share through a private placement. $500,000 of these proceeds were used to reduce the principal borrowings under the line of credit and the remaining proceeds were used for property acquisitions and drilling activity.

The Company has a $3,000,000 revolving line of credit with a borrowing base of $2,200,000 which is reduced by $50,000 each month throughout the term of the loan. The loan is reviewed by the bank annually and matures on August 15, 1999. The Company currently has outstanding borrowings of $1,822,000 against the line. At the current level of borrowing no principal payments will be due during the current fiscal year. The obligations under the loan agreement are secured by substantially all of the oil and gas properties of the Company and the stock of its subsidiary. The loan agreement contains certain covenants relating to the financial condition of the Company. Interest is payable monthly at the prime rate as established by the bank.

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


                               MEXCO ENERGY CORPORATION
                               (A Colorado Corporation)




                               /s/ Nicholas C. Taylor
                               ---------------------------------------------
                               Nicholas C. Taylor,
                               President and Treasurer

Date: February 12, 1998