Form 10-K
period 1998-03-31
MEXCO ENERGY CORP
filed 1998-06-25
CIK 66418

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1998              Commission File No. 0-6694

                           MEXCO ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

           COLORADO                                             84-0627918
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

   214 W. TEXAS AVENUE, SUITE 1101                                79701
            MIDLAND, TEXAS                                      (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code: (915) 682-1119
       Securities registered pursuant to Section 12(b) of the Act:  None

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

                    Yes    X                    No
                         ------                     --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [_]

The aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $1,646,573 based upon the closing bid price of the registrant's common stock as of June 3, 1998.

As of June 3, 1998 the registrant had outstanding 1,623,289 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Item 601 of Regulation S-K with respect to this Form 10-K has either been included or omitted because of non-applicability.

     The index to the Exhibits is located on page 22 herein.

                                    PART I

ITEM NO. 1.  BUSINESS
             --------

     Mexco Energy Corporation (the "Company"), a Colorado corporation, was organized in 1972, and maintains its principal office at 214 W. Texas, Suite 1101, Midland, Texas. Since its incorporation, the Company has been engaged in the acquisition, exploration and development of oil and gas properties located in the United States. The bulk of its activities are, and have been since its incorporation, conducted in the State of Texas.

     The Company's corporate name was formerly Miller Oil Company. In 1980 the shareholders of the Company amended the Articles of Incorporation ("Articles") of the Company to change the corporate name to Mexco Energy Corporation. Also at that time, the shareholders of the Company approved amendments to the Articles resulting in a one-for-fifty reverse stock split of the Company's common stock ($0.50 par value). The corporate name change and reverse stock split became effective April 30, 1980.

     The Company's operations are not divided into industry segments. Since its inception, the Company's entire business has been acquiring, and developing oil and gas properties and producing oil and gas within the oil and gas industry. All sales of oil and gas are to unaffiliated customers. See the Company's financial statements and notes thereto for an account of the Company's past operating results attributable to its oil and gas operations.

     The Company acquires interests in producing and non-producing oil and gas leases purchased from landowners and leaseholders in areas considered favorable for oil and gas exploration and production by the Company. In addition, oil and gas prospects are acquired by joining with other oil and gas operators in drilling prospects which such third parties have generated. The Company employs a combination of the above methods of obtaining producing acreage and related prospects. In recent years, the Company has placed primary emphasis on evaluation and purchase of producing oil and gas properties.

     As of March 31, 1998, the Company held leasehold rights covering in excess of 214,112 gross acres (3,871 net acres), all of which have producing oil and gas wells located thereon. The Company is the operator of five (5) of the producing wells in which it owns an interest and other companies operate one thousand five hundred thirty-six (1,536) of the remaining producing wells.

     Approximately 74% of the Company's present value discounted at ten percent per annum of future net revenues of total proved reserves is concentrated in three (3) principal fields, the Lazy JL, Viejos and Gomez fields. See Note L of
the Notes to Financial Statements herein.   The Company owns 3,964 gross (1,512
net) acres in the Lazy JL Field located in Garza County, Texas. The Company owns 2,594 gross (197 net) acres in the Viejos Field and 14,476 gross (72 net) acres in the Gomez Field both fields located in Pecos County, Texas.

     The Company's oil and gas activities involve oil and gas drilling, which carries high risk including the risk that no commercial oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, and shortage of pipe and equipment.

     The Company is subject to all the risks inherent in the exploration for, and development and production of, oil and gas, including blowouts, fires, and other casualties. The Company maintains insurance coverage but losses can occur from uninsured risks or in amounts in excess of existing insurance coverage.
The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Company.

     The oil and gas industry in which the Company is engaged is a highly competitive and speculative business. Competitors include well-capitalized oil and gas companies and other companies having financial and other resources greater than those of the Company. The Company's ability to locate and produce oil and gas reserves is essential to the ultimate realization of income and value from the Company's properties and, therefore, may be considered to be a raw material essential to the Company's business. The availability of drilling rigs, fuel, tubular goods and other drilling and production equipment is also essential to the Company's business. The Company relies on the acquisition of leases and other oil and gas interests on which to explore for, develop and/or produce oil and gas. The availability of such property is essential to the Company's continuing business.

     Crude oil and condensate produced from the properties in which the Company owns an interest are sold to oil companies and pipeline companies at prices posted by the principal purchasers in the Company's producing area. As of March 31, 1998 the principal purchasers (percentage purchased) of the Company's crude oil production were Navajo Crude Oil Marketing Company (62%) and Sun Refining and Marketing Company (12%).

     Natural gas obtained from the properties in which the Company has an interest is sold pursuant to contracts negotiated between operators of producing wells and purchasers of natural gas (subject to the Natural Gas Policy Act). As of March 31, 1998 the principal purchasers (percentage purchased) of the Company's natural gas production were approximately: Aquila Southwest Pipeline Corporation (32%) and Chevron USA Production Company (12%). The Company does not believe that the loss of any of these purchasers would have a material impact on Company's business because of the demand for oil, gas and casinghead gas production. Oil and gas production is transported by trucks and pipelines, respectively. The Company does not own any bulk storage facilities or pipelines.

     As of March 31, 1998, the Company employed two full-time and one part-time persons. The Company believes that relations with these employees are generally satisfactory. The Company's employees are not covered by collective bargaining arrangements.

     The Company, by nature of its oil and gas operations, is subject to compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. At the present time, however, such compliance does not require any substantial capital expenditures, does not materially affect the Company's earnings and in the Company's opinion will not materially affect future operations.

     The Company is not engaged in operations in foreign countries, and no portion of sales or revenues is derived from customers in foreign countries.

ITEM NO. 2.  PROPERTIES
             ----------

Office Facilities
-----------------

     The Company occupies its principal offices at 214 W. Texas, Suite 1101, Midland, Texas pursuant to a lease which terminates in less than one (1) year.

Oil and Gas Properties and Reserves
-----------------------------------

     The Company owns and operates 100% of four (4) producing oil wells and one
(1) well which is currently shut-in. The Company also owns partial interests in an additional one thousand five hundred forty-two (1,542) wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Alabama, Montana, North Dakota and Utah. Of the wells, one thousand five hundred thirty-seven (1,537) are producing. The Company operates one (1) water injection well and owns partial interests in two additional injection wells. Additional information concerning these properties and the oil and gas reserves of the Company is provided as follows.

Oil and Gas Properties
----------------------

     The following table indicates the net oil and gas production of the Company in each of the last five (5) years, all of which is located within the United States.

                Year    Oil (Bbls)     Gas (MCF)
                ----    ----------     ---------
                1998       63,800       432,343
                1997       39,363       236,034
                1996       29,058       186,419
                1995       21,844       140,010
                1994       13,390        77,126

    The following table indicates the Company's total gross and net productive oil and gas wells and the total gross and net producing acreage as of March 31, 1998.

                           Wells               Producing
                ---------------------------  --------------
                     Oil           Gas         Acreage (a)
                -------------  ------------  --------------
                Gross   Net    Gross   Net    Gross    Net
                -----  ------  -----  -----  -------  -----

Texas           1,086  22.078     81  1.472   89,642  3,469
New Mexico         64    .331     41   .237   16,954    172
Oklahoma           12    .050     51   .171   36,358    126
Wyoming             7    .040     10   .020    4,750     21
Louisiana          48    .013     10   .010   20,469     25
Arkansas            1    .001      -      -      320      -
Kansas              3    .010     13   .040    9,160     27
Colorado            -       -      2   .010      240      -
Alabama             5    .010      -      -      800      2
Montana            21    .020      -      -    7,189      4
North Dakota       86    .080      -      -   24,464     16
Utah                6    .010      -      -    3,766      9
                -----  ------    ---  -----  -------  -----
TOTALS          1,339  22.643    208  1.960  214,112  3,871

(a) A gross well or acre is one in which an interest is owned. A net well or acre indicates the percentage of interest of the gross well or acre owned by the Company.

(b) Of these wells, one is shut in pending evaluation and two are shut in pending possible conversion to water injection wells.

    The following table sets forth the results of the drilling activity by the Company for the years ended March 31, 1998, 1997 and 1996.

                          Net           Net          Net          Net
              Gross    Productive       Dry      Productive    Dry/(1)/
Year          Wells    Exploratory  Exploratory  Development  Development
----          -----    -----------  -----------  -----------  -----------

1998             8          0              0        2.560         .881
1997            12          0           .167        2.550            0
1996             9          0           .063         .815            0
-------------

/(1)/ Of the net dry development wells, 2 gross wells (.776 net) were converted to injection wells.

     The following table presents, for the periods indicated, the average sales price per unit and average production costs per unit attributable to the Company's interest in producing oil and gas properties.

                                  Year Ended March 31,
                                 ----------------------
                                  1998    1997    1996
                                 ------  ------  ------
Average sales price
  per product:

       Oil (per bbl.)            $17.70  $22.09  $17.45
       Gas (per MCF)               2.22    2.47    1.57

Average production costs per
  barrel equivalent (gas con-
  verted to barrel equivalent
  to 6 MCF per barrel of oil)      4.88    4.41    4.54

Production cost per dollar
  of sales                          .32     .24     .35

Oil and Gas Reserves
--------------------

    See Note L of the Notes to Financial Statements herein for information regarding the estimated quantities of proved oil and gas reserves owned by the Company. The oil and gas reserves have been estimated in accordance with regulations promulgated by the Securities and Exchange Commission.

    The following table indicates estimates by the Company's Independent Petroleum Engineers, T. Scott Hickman & Associates, Inc., of Midland, Texas, of the availability to the

Company of proved oil and gas reserves, all of which are located in the United States. For 1998, T. Scott Hickman & Associates, Inc. has estimated 245,860 barrels of oil and 3,196,594 MCF of gas for a combined $3,892,533 of future net revenue discounted at ten percent (10%) per annum. According to SEC guidelines no provisions were made for changes in product prices and costs; therefore, the Company does not believe that these estimates of reserves and future net revenues fully reflect potential future revenue values. Estimates of oil and gas reserves are projections based on engineering information and data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the reserves set forth below will be ultimately realized.


                   Proved Developed and Undeveloped Reserves
                   -----------------------------------------

                                              Present Worth of
                                             Future Net Revenues
                 Oil (bbls)     Gas (MCF)     Discounted at 10%
                 ----------     ---------    -------------------
March 31, 1998    245,860       3,196,594       $3,892,533
March 31, 1997    436,289       2,956,219       $5,320,610
March 31, 1996    424,737       1,920,107       $4,627,526

    Except for a sharp decline in crude oil prices, no major discovery or other favorable or adverse event has caused a material change in the estimated proved reserves since March 31, 1998 except for the increase in the Company's proved oil and gas reserves as of March 31, 1998 due primarily to purchases and development of producing properties and except for normal production declines, price and related adjustments.

    The Company has not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign governmental authority or agency within the past twelve (12) months.

    The Company has no foreign operations and has no agreements with foreign governments.

    As of March 31, 1998, the Company was participating in the drilling of five
(5) wells, four (4) of which have subsequently been successfully completed. There were no other operations of material importance to Company such as waterfloods and pressure maintenance projects being installed by the Company, except a pilot two injection well water flood projection in the Lazy JL Field, Garza County, Texas and commencement of planning for a gas recycling operation in the Viejos Field, Pecos County, Texas.

Title to Oil and Gas Properties
-------------------------------

    Substantially all of the Company's properties are currently mortgaged under a deed of trust to secure funding through a revolving line of credit. The Company's properties are generally subject to the customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions. The Company believes that none of such burdens materially detract from the value of such properties or materially interferes with their use in the operation of the Company's business.

    As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than preliminary review of local mineral records. Title investigations, in most cases including obtaining a title opinion of local counsel, are made before commencement of drilling operations. The Company believes that its methods of investigating title to its properties are consistent with practices customary in the oil and gas industry in connection with the acquisition of such properties, and that such practices are adequately designed to enable it to acquire good title to such properties.

Undeveloped Acreage
-------------------

    The Company currently does not own any material inventory of non-productive acreage in partially developed prospects except those located in the Viejos Devonian Field of Pecos County, Texas and the Lazy JL Spraberry Field of Garza County, Texas. The Company owns from 8.31% to 12.02% working and royalty interests (net revenue interests 6.42% to 9.01%) in the Viejos Field of Pecos County, Texas, consisting of 2,594 gross acres and twenty (20) wells.

    The Company owns from 35% to 45% working interests (net revenue interests from 26.25% to 33.84%) in twenty-three (23) wells in the Lazy JL (Lower Spraberry) Field of Garza County, Texas, consisting of 3,964 gross acres. The Company is unable to determine the extent of future development, if any, in these two (2) fields.


ITEM NO. 3.  LEGAL PROCEEDINGS
             -----------------

    The Company is not involved in any pending or threatened legal proceedings.

ITEM NO. 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

    No matter has been submitted to a vote of security holders during the fourth quarter of the fiscal year being reported upon.

                                    PART II
                                    -------


ITEM NO. 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             -------------------------------------------------------------
           MATTERS.
           -------


"Common Stock"
--------------

    The Company's common stock is traded in the over-the-counter market. The high and low bid quotations for the calendar periods indicated are shown on the following table.


                                                 Bid Price
                                              ----------------
                                              High         Low
                                              ----         ---

             1998    April - June 1997        $5.50      $5.50
                     July - September 1997     7.50       5.50
                     October - December 1997   7.75       7.50
                     January - March 1998      7.75       7.50

             1997    April - June 1996        $4.50      $3.50
                     July - September 1996     4.25       3.50
                     October - December 1996   4.50       4.50
                     January - March 1997      5.50       5.50

    Bid quotations representing prices between dealers do not include retail mark up, mark down or commissions, and do not necessarily represent actual transactions.


Number of Shareholders
----------------------

    As of March 31, 1998, there were approximately 1,443 shareholders of record of the Company's common stock.


Dividends
---------

    The Company has not paid any dividends on its common stock, and the payment of any dividends at a future date would be dependent upon the earnings, financial condition and capital needs of the Company at such time. Payment of dividends is currently restricted by the terms of the Company's bank loan agreement.

ITEM NO. 6.  SELECTED FINANCIAL DATA
             -----------------------

                                                               Years Ended March 31,
                                         ------------------------------------------------------------
                                             1998         1997         1996       1995        1994
                                         -----------   ----------  ----------  ----------  ----------
Oil & gas income                         $ 2,090,117   $1,453,124  $  798,589  $  543,267  $  374,322

Proceeds from settlement of
   litigation                                      -            -           -           -   1,160,933

Administrative service charges and
  reimbursements                               5,112        5,009       7,380      10,123      26,553

Other income                                  13,230        7,774      28,104      20,531      18,071

Net income (loss)                         (1,323,657)     377,867     200,606     104,843   1,028,718

Net Income (loss) per share - basic            ( .83)         .27         .15         .09         .88

Net Income (loss) per share - diluted          ( .83)         .27         .15         .09         .88

Net Income (loss) from continuing
 operations                               (1,323,657)     377,867     200,606     104,843   1,028,718

Net Income (loss) from continuing
 operations per share                          ( .83)         .27         .15         .09         .88

EBITDA/(1)/                              $ 1,252,539    1,006,119     474,697     285,548   1,308,300

Operating Cash flow/(1)/                   1,118,566      866,931     396,409     255,649   1,302,760

Total Assets                             $ 4,542,486    5,109,199   2,612,039   1,951,896   1,868,369

Total Long-Term Debt                       1,822,000    1,637,000           -           -           -

Weighted average shares
 outstanding                               1,594,752    1,423,229   1,342,628   1,173,229   1,173,229

Dividends                                          -            -           -           -           -

    /(1)/ EBITDA represents earnings before interest expense, income taxes, depreciation, depletion and amortization. Management of the Company believes that EBITDA and operating cash flow may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA and operating cash flow are financial measures commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

ITEM NO. 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

Liquidity and Capital Resources and Commitments
-----------------------------------------------

     As indicated by the Statements of Cash Flows for the past three fiscal years, the Company has funded its operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.

     The Company has a $3,000,000 revolving line of credit with a borrowing base of $2,200,000 which is reduced by $50,000 each month throughout the term of the loan. The loan is reviewed by the bank annually and matures on August 15, 1999. The Company currently has outstanding borrowings of $1,822,000 against the line. At the current level of borrowing principal payments will be due beginning September 5, 1998. The obligations under the loan agreement are secured by substantially all of the oil and gas properties of the Company and the stock of its subsidiary. The loan agreement contains certain covenants relating to the financial condition of the Company. Interest is payable monthly at the prime rate as established by the bank.

     The Company also has a letter of credit with NationsBank of Texas, N.A., Midland, Texas, which provides for unsecured borrowings up to $25,000 in lieu of a plugging bond with the Railroad Commission covering properties operated by the Company.

     During the first quarter, the Company increased capital by $1,000,000 from the issuance of 200,000 shares of common stock at $5.00 per share through a private placement. $500,000 of these proceeds were used to reduce the principal borrowings under the line of credit and the remaining proceeds were used for property acquisitions and drilling activity.

     The Company believes that it will have sufficient capital available from borrowings along with cash flows from operations to fund any future capital expenditures and to meet its financial obligations.

     In past years, the oil and gas industry from time to time has suffered because of price decreases for oil. An oversupply of petroleum in both the domestic and international markets appeared to be the reason for the price decline. The Company is unable to predict price changes or the possible effects on the Company at this time. Past changes in tax laws and the decline in oil prices have had the effect industry-wide of limiting funds available for oil and gas exploration.


Results of Operations
---------------------

     Business Segment
     ----------------

     The Company only has a single line of business which is oil and gas acquisition, exploration and production.

     Fiscal 1998 Compared to Fiscal 1997
     -----------------------------------

     During the year the Company participated in the successful drilling and completion of six (6) producing wells (each with approximately 43% working interest and 32% net revenue interest) in the Lazy JL Field, Garza County, Texas. The Company also participated in the drilling of one (1) well which has been converted to a water injection well and one (1) well which is currently shut in pending possible conversion to a water injection well or a salt water disposal well.

     A decrease in working capital of $124,061 for fiscal 1998, compared to a decrease of $124,050 for fiscal 1997 was the result of increased acquisition, drilling and development costs.

     Gross revenue from oil and gas production increased in 1998 compared to 1997 by $636,993 (44%). Revenues increased due to the increase in oil and gas production from acquisition and development of oil and gas properties. The average 1998 price for crude oil is $17.70 per barrel compared to the 1997 price of $22.09. Average prices received per MCF of gas for 1998 and 1997 were $2.22 and $2.47, respectively.

     Production costs increased $316,760 (91%) from 1997. Of this increase, $43,920 is attributable to increased production taxes relating to the increase in production and revenues as stated above with the remaining $272,840 being attributable to increased operating expenses due to the acquisition and development of new wells in 1998.

     Interest income decreased $5,045 (70%) due to the reduced funds invested in a money market account.

     Other income increased $10,501 primarily due to the recovery of a bad debt.

     Overall, costs and expenses increased in 1998 by $2,851,280 (300%). Depreciation, depletion and amortization increased in 1998 as compared to 1997 by $2,330,923 (488%) primarily due to an impairment of oil and gas properties which resulted from significantly lower oil prices and the related downward adjustment of estimated reserves. General and administrative expenses increased $79,372 (70%) primarily due to increased salaries, legal fees, accounting fees and engineering costs.

     Fiscal 1997 Compared to Fiscal 1996
     -----------------------------------

     The Company participated in the drilling of twelve (12) gross (2.717 net) wells, of which nine (9) were productive oil wells in fiscal 1997 and one well which has been converted to a water injection well.

     A decrease in working capital of $124,050 for fiscal 1997, compared to an increase of $20,300 for fiscal 1996 was the result of increased acquisition, drilling and development costs.

     Gross revenue from oil and gas production increased in 1997 compared to 1996 by $654,535 (82%) and the Company reflected net earnings of $377,867 which is an increase of $177,261 (88%). Revenues increased due to the increase in oil and gas production from acquisition and development of oil and gas properties and the increase in oil and gas prices during the current year. The average 1997 price for crude oil is $22.09 per barrel compared to the 1996 price of $17.45. Average prices received per MCF of gas for 1997 and 1996 were $2.47 and $1.57, respectively.

     Administrative services income and reimbursement to the Company decreased $2,371 (32%) due to the plugging and abandonment of two operated wells during the prior year.

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


Other Matters
-------------

     Forwarding-Looking Statements
     -----------------------------

     Certain statements in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. These statements are based on certain assumptions and analysis made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, prices of oil and gas, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company.

     Recently Issued Accounting Standards
     ------------------------------------

     The Company adopted the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share, during the quarter ended December 31, 1997. Since the Company has only Common Stock outstanding the adoption had no effect on the Company's financial statements at March 31, 1998.

     Year 2000 Issue
     ---------------

     The Company's third-party software vendor is currently modifying the system to accurately handle the year 2000 issue with all necessary changes scheduled to be completed by December 31, 1998. There will be no additional costs to the Company for these modifications as the updates are included in the monthly support contract. Therefore, the Company has determined that the year 2000 issues directly related to its information systems will not have a material impact on its business, operations, nor its financial position. The Company cannot determine the effect, if any, that the year 2000 issues will have on its vendors, customers, other businesses and governmental entities.

ITEM NO. 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
             -----------------------------------------------------------

     The Company is not subject to market risk as to currency exchange since the Company does not deal in foreign currency. The Company also has not dealt in derivatives. However, the Company is subject to significant changes in connection with sales of crude oil and natural gas.

ITEM NO. 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------

     See Index to Financial Statements elsewhere herein.

ITEM NO. 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
           FINANCIAL DISCLOSURES
           --------------------

     There were no changes or disagreements.

                                    PART III
                                    --------


Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Ownership of and transactions in Company stock by executive officers and Directors of the Company are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. On June 24, 1998, Terry L. Cox and Donna Gail Yanko each filed a Form 4 to report stock options which were granted on April 2, 1998. Also on June 24, 1998 Thomas R. Craddick, Thomas Graham, Jr., Jack D. Ladd and Gerald Martin each filed a Form 3 to report the initial number of shares owned upon their election as directors. Thomas Graham, Jr. also reported stock options which were granted on April 2, 1998 on his Form 3.

ITEM NO. 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

     Name                       Age   Position
     ----                       ---   --------
     Thomas R. Craddick         54    Director
     William G. Duncan, Jr.     55    Director
     Thomas Graham, Jr.         64    Chairman of the Board of Directors
     Jack D. Ladd               48    Director
     Gerald R. Martin           52    Director
     Nicholas C. Taylor         60    Director, President and Treasurer
     Donna Gail Yanko           54    Director, Vice President and Secretary

     On March 2, 1998, the above persons were elected to serve on the Board of Directors for a term of one year and until their successors are duly elected and qualified.

     The following is a brief account of the business experience during the last five years of each director and executive officer:

     Thomas R. Craddick, 54, was elected to the Board of Directors of the
     ------------------
Company in 1997 and is a member of the Compensation Committee. Since 1968 to the present, Mr. Craddick has served as State Representative for the State of Texas. Throughout his tenure of the past 15 sessions of the Legislature, Representative Craddick has served on various committees and conferences, most recently serving on the Legislative Budget Board, Legislative Audit Committee, the State Affairs Committee and the Revenue & Public Education Funding, Select Committee, along with serving as Chairman of the House Ways and Means Committee and Chairman of the Republican Legislative Caucus. For more than the past five years Mr. Craddick has been Sales Representative for Mustang Mud, Inc., as well as the owner of Craddick Properties and Owner and President of Craddick, Inc. both of which invest in oil and gas properties and real estate.

     William G. Duncan, 55, since April 1995, has been the President of
     -----------------
Southeastern Financial Services, Louisville, Kentucky, prior to which he had served as Senior Vice President and Chief Investment Officer since October 1991. For the previous twenty-five (25) years, he held several positions at Liberty National Bank and Trust Company, Louisville, Kentucky, serving as Senior Vice President and Manager of the bank's Personal Trust Investment Section, member of Liberty's Trust Executive Committee, and several positions in Liberty's Commercial Banking Division. Mr. Duncan was appointed to the position of Director on July 22, 1994, after the resignation of Thomas Graham, Jr. to become a United States Ambassador, and was elected a Director in 1994.

     Thomas Graham, Jr., 64, was appointed Chairman of the Board of Directors by
     ------------------
the Directors of the Company, effective July 1997, having served as a director from 1990 through 1994. From 1994 through May 1997, Mr. Graham served as a United States Ambassador. For more than five years prior thereto, Mr. Graham served as the General Counsel, United States Arms Control and Disarmament Agency, as well as Acting Director and as Acting Deputy Director of such agency successively, in 1993 and 1994. He has served as President of the Lawyers Alliance for World Security since mid 1997.

     Jack D. Ladd, 48, was elected to the Board of Directors of the Company in
     ------------
1997 and is a member of the Compensation Committee. Mr. Ladd is currently a shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc. Mr. Ladd is also a partner in various real estate partnerships, an arbitrator for the National Association of Securities Dealers, and a mediator certified by the Attorney Mediation Institute. Mr. Ladd has served as a director and advisory director of other oil and gas corporations.

     Gerald R. Martin, 52, co-founded River Hill Capital, LLC in June 1996.  The
     ----------------
prior twenty-three (23) years, Mr. Martin had worked for J.J.B. Hilliard, W. L. Lyons, Inc., seventeen (17) years were spent as Senior Vice President of Investment Banking. Mr. Martin has experience as a financial consultant or advisor to several local government agencies and non-profit organizations including Louisville Water Company and Louisville's Municipal Transit System.
In December 1996, he completed fifteen years of volunteer service as Vice Chairman of the Board of Commissioners of the Housing Assistance Corporation
(LHAC). Mr. Martin is a director of Orr Safety Corporation and National Healthcare Services, Inc., both in Louisville. He was elected to the Board of Directors of the Company in 1997 and is a member of the Compensation Committee.

     Nicholas C. Taylor, 60, was elected President, Treasurer and Director of
     ------------------
the Company in 1983 and serves in such capacities on a part time basis, as required. From 1974 to 1993, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. Since 1993 he has been engaged in the practice of law and investments, primarily in oil and gas. In 1995 he was appointed by the Governor of Texas to serve as a member and currently serves as Chairman of the State Securities Board.

     Donna Gail Yanko, 54, has worked as part-time administrative assistant to
     ----------------
the President and controlling shareholder for the past nine years. She served as Assistant Secretary of the Company from 1986 to 1992 and was elected a Director and appointed Vice President of the Company in 1990 and Secretary in 1992.

ITEM NO. 11.  EXECUTIVE COMPENSATION
              ----------------------

     The following table sets forth all cash compensation received by the executive officers and directors of the Company as a group setting forth individually executive officers and directors who received in excess of $60,000, including cash bonuses.


                        Summary Compensation Table/(1)/
                        -------------------------------

     Name and
     Principal Position    Year  Salary
     --------------------  ----  -------

          5 Officers &     1998  $44,825
          Directors        1997  $52,381
          as a group       1996  $38,400

------------

/(1)/ Directors are paid $100 per meeting of which there were five (5) for the period.

ITEM NO. 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

     The following table sets forth as of March 31, 1998 the owners of five percent (5%) or more of its common stock:

(1) Title    (2) Name and                (3) Amount and          (4) Percent
of Class     Address of                   Nature of Beneficial      of Class
             Beneficial Owner             Ownership
----------------------------------------------------------------------------

Common       Nicholas C. Taylor/(1)/        1,110,770/(2)/            68.43%
             214 West Texas
             Suite 1101
             Midland, TX  79701

Common       Howard E. Cox, Jr.               194,000                 11.95%
             One Federal Street
             26th Floor
             Boston, MA  02110

-------------

/(1)/ Mr. Taylor, by virtue of his share of ownership, may be deemed to be a "parent" of the Company as defined under Rule 405 promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 as amended (the "Securities Act").

/(2)/ Includes 1,079,770 shares which are held by Mr. and Mrs. Taylor as community property and 31,000 shares held as custodian for their minor daughter. Mr. and Mrs. Taylor disclaim any beneficial ownership of 46,000 shares owned by each of their two adult children.

     The information set forth below shows as of June 1, 1998, all shares of the Company's common stock beneficially or indirectly owned by all directors, and all directors and officers as a group.

     The following table sets forth the ownership of executive officers and directors of the Company.

(1) Title      (2) Name and            (3) Amount and     (4) Percent
of class       Address of              Nature of Bene-       of Class
               Beneficial Owner        ficial Ownership
---------------------------------------------------------------------
Common         Nicholas C. Taylor        1,110,770/(1)/        68.43%

               Thomas Graham, Jr.           77,000              4.74%

               Gerald R. Martin             15,040               .93%

               Donna Gail Yanko              7,340               .45%

               Thomas R. Craddick            5,000               .31%

               Jack D. Ladd                  1,478               .09%

               Terry L. Cox                    200               .01%

               All Directors and
                Officers as a Group      1,215,828             74.90%

------------

/(1)/ Includes 1,079,770 shares which are held by Mr. and Mrs. Taylor as community property and 31,000 shares held as custodian for their minor daughter. Mr. and Mrs. Taylor disclaim any beneficial ownership of 46,000 shares owned by each of their two adult children.

ITEM NO. 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

     The Company's principal shareholder owns working interests varying from 93.75% to 100% in certain wells which it operates. The Company operates these wells on a contract basis charging the same or greater administrative fees as the previous operator. See Note I of the Notes to Financial Statements.

                                    PART IV
                                    -------


ITEM NO. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

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

          3.   Exhibits

               The exhibits and financial statement schedules filed as a part of this report are listed below according to the number assigned to it in the exhibit table of Item 601 of Regulation S-K:

               (3)(i) Articles of Incorporation - See exhibit E-1.

                 (ii) Bylaws - incorporated by reference to the Company's Annual
                      Report to the Securities and Exchange Commission on Form 10K dated June 23, 1995.

               (4) Instruments defining the rights of security holders, including indentures - None.

               (9)    Voting Trust Agreement - None, consequently, omitted.

               (10)   Material Contracts:

                        Stock Option Plan - incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1997.

                        Bank Line of Credit - See Exhibit E-2.

               (11) Statement regarding computation of per share earnings -Not Applicable.

               (12)   Statement regarding computation of ratios - Not
                      Applicable.

               (13) Annual Report to security holders, Form 10-Q or quarterly report to security holders - Not Applicable.

               (18) Letter regarding change in accounting principles - No change during fiscal 1998.

               (19) Previously unfiled documents - No documents have been executed or in effect during the reporting period which should have been filed, consequently, this exhibit has been omitted.

               (22)   Subsidiaries of the Company -
                      Name of Subsidiary: Forman Energy Corporation
                      Other Name Under Which Subsidiary Conducts Business: None Jurisdiction of Incorporation: New York

               (23) Published report regarding matters submitted to vote of security holders - None, consequently omitted.

               (24)   Consent of experts - Not applicable.

               (25) Power of Attorney - There are no signatures contained within this report pursuant to a power of attorney, consequently, this exhibit has been omitted.

               (28)  Additional Exhibits - None.

     (b)  Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                    MEXCO ENERGY CORPORATION

                                    By: /s/ Nicholas C. Taylor
                                       -----------------------------
                                     Nicholas C. Taylor, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


      Signatures                Title                           Date
      ----------                -----                           ----

 /s/ Nicholas C. Taylor    President,                   June 24, 1998
-------------------------  Treasurer,
Nicholas C. Taylor         Director


 /s/ Donna Gail Yanko      Vice President,              June 24, 1998
-------------------------  Director
Donna Gail Yanko


 /s/ Jack D. Ladd          Director                     June 24, 1998
-------------------------
Jack D. Ladd


 /s/ Thomas R. Craddick    Director                     June 24, 1998
-------------------------
Thomas R. Craddick


/s/ Terry L. Cox          Controller                    June 24, 1998
------------------------
Terry L. Cox

                                 EXHIBIT INDEX
                                 -------------


Number     Exhibit                                               Page
------     -------                                               ----

(1)        *
(2)        *
(3)(i)     Articles of Incorporation                              E-1
   (ii)    Bylaws                                                  **
(4)        Instruments defining the rights of security
              holders, including indentures                      Omit
(5)        *
(6)        *
(7)        *
(8)        *
(9)        Voting Trust Agreement                                Omit
(10)       Material Contracts
           (a)  Stock Option Plan                                 ***
           (b)  Bank Line of Credit                               E-2
(11)       Statement regarding computation of per
              share earnings                                     Omit
(12)       Statement regarding computation of ratios             Omit
(13)       Annual Report to security holders, Form 10-Q,
              or quarterly report to security holders            Omit
(14)       *
(15)       *
(16)       *
(17)       *
(18)       Letter regarding change in accounting
              principles                                         Omit
(19)       Previously unfiled documents                          Omit
(20)       *
(21)       *
(22)       Subsidiaries of the Company                           Omit
(23)       Published report regarding matters submitted
              to vote of security holders                        Omit
(24)       Consent of experts                                    Omit
(25)       Power of Attorney                                     Omit
(26)       *
(27)       *
(28)       Additional Exhibits                                   Omit

* This exhibit is not required to be filed in accordance with Item 601 of Regulation S-K.

** Incorporated by reference to the Company's Annual Report to the Securities & Exchange Commission on Form 10-K, dated June 23, 1995.

*** Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.

                     MEXCO ENERGY CORPORATION & SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS



                              FINANCIAL STATEMENTS
                              --------------------

                                                                Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND 1997        F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
 MARCH 31, 1998, 1997, AND 1996                                  F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS
 ENDED MARCH 31, 1998, 1997, AND 1996                            F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
 MARCH 31, 1998, 1997, AND 1996                                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary, as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexco Energy Corporation and Subsidiary, as of March 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 15, 1998

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                   March 31,

ASSETS                                                                         1998               1997
                                                                          -------------     -------------
CURRENT ASSETS
 Cash and cash equivalents                                                 $   241,348         $   40,813
  Accounts receivable, including $8,473 in 1998 and $6,042 in 1997
   from a related party (note I)                                               207,900            291,254
  Prepaid expenses                                                              15,185                  -
                                                                           -----------         ----------
          Total current assets                                                 464,433            332,067

PROPERTY AND EQUIPMENT - AT COST (notes F and L)
 Oil and gas properties, using the full cost method of
  accounting                                                                 9,915,701          7,819,986
 Other                                                                          20,252              6,293
                                                                           -----------         ----------
                                                                             9,935,953          7,826,279
   Less accumulated depreciation, depletion, and amortization                5,857,900          3,049,147
                                                                           -----------         ----------
                                                                             4,078,053          4,777,132
                                                                           -----------         ----------
                                                                           $ 4,542,486         $5,109,199
                                                                           ===========         ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                                                  $   121,131         $  167,913
 Income taxes payable                                                                -             40,093
 Current maturities of bank line of credit (note C)                            322,000                  -
                                                                           -----------         ----------
        Total current liabilities                                              443,131            208,006

BANK LINE OF CREDIT, less current maturities (note C)                        1,500,000          1,637,000

DEFERRED INCOME TAXES (note D)                                                       -            341,181
                                                                           -----------         ----------
          Total liabilities                                                  1,943,131          2,186,187

STOCKHOLDERS' EQUITY
  Common stock - $.50 par value; authorized, 40,000,000
   shares in 1998 and 5,000,000 shares in 1997; issued and outstanding,
   1,623,289 shares in 1998 and 1,423,229 shares in 1997 (note G)              811,644            711,614
  Preferred stock - $1.00 par value; authorized, 10,000,000 shares in
   1998 (note G)                                                                     -                  -
 Additional paid-in capital                                                  2,875,399          1,975,429
 Retained earnings (accumulated deficit)                                    (1,087,688)           235,969
                                                                           -----------         ----------
                                                                             2,599,355          2,923,012
                                                                           -----------         ----------
                                                                           $ 4,542,486         $5,109,199
                                                                           ===========         ==========

       The accompanying notes are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,

                                                              1998         1997        1996
                                                          ------------  ----------  ----------
Revenues
 Oil and gas                                              $ 2,090,117   $1,453,124  $  798,589
 Administrative service charges and reimbursements              5,112        5,009       7,380
 Interest                                                       2,121        7,166      17,285
 Other income                                                  11,109          608      10,819
                                                          -----------   ----------  ----------
                                                            2,108,459    1,465,907     834,073

Costs and expenses
 Production                                                   663,525      346,765     272,892
 Depreciation, depletion, and amortization (note F)         2,808,753      477,830     262,392
 General and administrative                                   192,395      113,023      86,484
 Interest                                                     137,012       12,787           -
                                                          -----------   ----------  ----------
                                                            3,801,685      950,405     621,768
                                                          -----------   ----------  ----------

  Earnings (loss) before income taxes                      (1,693,226)     515,502     212,305

Income tax expense (benefit) (note D)                        (369,569)     137,635      11,699
                                                          -----------   ----------  ----------

  NET EARNINGS (LOSS)                                     $(1,323,657)  $  377,867  $  200,606
                                                          ===========   ==========  ==========

Basic and diluted earnings (loss) per share                     $(.83)        $.27        $.15
                                                          ===========   ==========  ==========

Weighted average outstanding shares, basic and diluted      1,594,752    1,423,229   1,342,628
                                                          ===========   ==========  ==========

       The accompanying notes are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended March 31, 1998, 1997, and 1996


                                                                              Retained
                                          Common stock        Additional      earnings         Total
                                     ----------------------    paid-in      (accumulated   stockholders'
                                        Shares      Amount     capital        deficit)        equity
                                     ------------  --------  ------------  --------------  ------------
Balance at April 1, 1995                1,173,229  $586,614    $1,600,429    $  (342,504)  $ 1,844,539

Net earnings                                    -         -             -        200,606       200,606

Issuance of common stock                  250,000   125,000       375,000              -       500,000
                                        ---------  --------    ----------    -----------   -----------

Balance at March 31, 1996               1,423,229   711,614     1,975,429       (141,898)    2,545,145

Net earnings                                    -         -             -        377,867       377,867
                                        ---------  --------    ----------    -----------   -----------

Balance at March 31, 1997               1,423,229   711,614     1,975,429        235,969     2,923,012

Net loss                                        -         -             -     (1,323,657)   (1,323,657)

Issuance of common stock (note G)         200,060   100,030       899,970              -     1,000,000
                                        ---------  --------    ----------    -----------   -----------

Balance at March 31, 1998               1,623,289  $811,644    $2,875,399    $(1,087,688)  $ 2,599,355
                                        =========  ========    ==========    ===========   ===========

        The accompanying notes are an integral part of this statement.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended March 31,

                                                           1998          1997         1996
                                                       ------------  ------------  ----------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Cash received from oil and gas operations             $ 2,178,583   $ 1,275,462   $ 769,367
 Cash paid for oil and gas operating expenses             (713,690)     (293,332)   (276,430)
 Cash paid for general and administrative expenses        (194,554)     (113,023)    (86,484)
 Interest received                                           2,121         7,166      17,285
 Interest paid                                            (140,272)       (7,298)          -
 Income taxes paid                                         (24,731)       (2,652)    (38,148)
 Other receipts                                             11,109           608      10,819
                                                       -----------   -----------   ---------

         Net cash provided by operating activities       1,118,566       866,931     396,409

Cash flows from investing activities
 Capital expenditures for oil and gas properties        (2,089,136)   (1,294,556)   (969,271)
 Proceeds from sale of assets                                   64        32,449      24,000
 Payments for purchase of other property                   (13,959)       (3,791)          -
 Payments for purchase of Forman Energy Corporation              -    (1,369,332)          -
                                                       -----------   -----------   ---------

         Net cash used in investing activities          (2,103,031)   (2,635,230)   (945,271)

Cash flows from financing activities
 Borrowings                                                685,000     1,637,000           -
 Payments on debt                                         (500,000)            -           -
 Proceeds from issuance of common stock                  1,000,000             -     500,000
                                                       -----------   -----------   ---------

         Net cash provided by financing activities       1,185,000     1,637,000     500,000
                                                       -----------   -----------   ---------

         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                          200,535      (131,299)    (48,862)

Cash and cash equivalents at beginning of year              40,813       172,112     220,974
                                                       -----------   -----------   ---------

Cash and cash equivalents at end of year               $   241,348   $    40,813   $ 172,112
                                                       ===========   ===========   =========

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                              Year ended March 31,


                                                                1998         1997        1996
                                                            ------------  ----------  ----------

Reconciliation of Net Earnings (Loss) to Net Cash
 Provided by Operating Activities

Net earnings (loss)                                         $(1,323,657)  $ 377,867    $200,606
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities
   Depreciation, depletion, and amortization                  2,808,753     477,830     262,392
   Deferred income taxes                                       (341,181)     94,890       2,573
   (Increase) decrease in
     Accounts receivable                                         83,354    (182,671)    (36,602)
     Recoverable income taxes                                         -           -       9,126
     Prepaid expenses                                           (15,185)          -       1,350
   Increase (decrease) in
     Accounts payable                                           (53,425)     58,922      (4,888)
     Income taxes payable                                       (40,093)     40,093     (38,148)
                                                            -----------   ---------    --------

         Net cash provided by operating activities          $ 1,118,566   $ 866,931    $396,409
                                                            ===========   =========    ========

Noncash investing and financing activities:
------------------------------------------

Included in trade accounts payable at March 31, 1998 are purchases of oil and gas properties totaling $83,050.

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

                         March 31, 1998, 1997, and 1996


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

        The major operations of Mexco Energy Corporation and Subsidiary (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in Texas.

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

        1.  Principles of Consolidation
            ---------------------------

        The Company consolidates the accounts of its wholly-owned subsidiary Forman Energy Corporation ("Forman"), eliminating all intercompany balances and transactions.

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

        3.  Depreciation
            ------------

        Depreciation of office furniture, fixtures, and equipment is provided on the straight-line method over estimated useful lives of five to ten years.

        4.  Production Costs and Administrative Service Arrangements
            --------------------------------------------------------

        Production costs include lease operating expenses and production taxes. Reimbursements related to administrative service arrangements are recorded as revenues.

        5.  Earnings (Loss) Per Share
            -------------------------

        Basic and diluted earnings (loss) per share are calculated using the weighted average number of shares outstanding during each year. Basic and diluted earnings (loss) per share are the same for all periods presented.

        6.  Cash and Cash Equivalents
            -------------------------

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1998, 1997, and 1996


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

        6.  Cash and Cash Equivalents - Continued
            -------------------------------------

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

NOTE B - BUSINESS COMBINATION

        On February 25, 1997, Mexco acquired Forman who is engaged in the exploration, production, and sale of crude oil and natural gas. The acquisition has been accounted for using the purchase method, and the operations of the acquired company are included subsequent to February 1, 1997. The purchase price of approximately $1,591,000 was allocated to the assets, primarily oil and gas properties, acquired on the basis of their estimated fair value.

        The following summarized pro forma, unaudited, information assumes the acquisition of Forman had occurred on April 1, 1995:

                                            Year ended March 31,
                                           ----------------------
                                              1997        1996
                                           ----------  ----------

   Revenues                                $1,831,031  $1,151,912
   Net earnings                               476,948     107,993
   Basic and diluted earnings per share           .34         .08

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1998, 1997, and 1996


NOTE C - BANK LINE OF CREDIT

        The Company has a $3,000,000 revolving line of credit with NationsBank of Texas, N.A. at March 31, 1998. The borrowing base of the line is reduced by $50,000 each month beginning in February 1998 and continuing throughout the term of the loan. At March 31, 1998, the borrowing base is $2,100,000. The line of credit may be drawn down through August 15, 1999. Required principal payments will begin in September 1998 based on the current level of debt. The required payments for the year ended March 31, 1999 are reflected as a current liability in the financial statements. Interest is payable monthly at prime rate (8.5% at March 31, 1998) as established by the bank. The line of credit is collateralized by the common stock of Forman and oil and gas properties.

NOTE D - INCOME TAXES

        Income tax expense (benefit) for years ended March 31 is as follows:

                                   1998       1997      1996
                                ----------  --------  --------

   Current expense (benefit)
      Federal                   $ (28,388)  $ 40,994   $ 9,126
      State                             -      1,751         -
                                ---------   --------  --------
                                  (28,388)    42,745     9,126

   Deferred expense (benefit)
        Federal                  (301,814)    83,941     2,150
        State                     (39,367)    10,949       423
                                ---------   --------  --------

                                 (341,181)    94,890     2,573
                                ---------   --------  --------

                                $(369,569)  $137,635   $11,699
                                =========   ========  ========

        The income tax provision reconciled to the tax computed at the statutory federal rate for years ended March 31 is as follows:


                                                    1998       1997       1996
                                                 ----------  ---------  ---------

   Tax expense (benefit) at statutory rate       $(575,697)  $175,271   $ 72,184
   Increase (decrease) in valuation allowance      135,890     (3,072)    (5,806)
   State income taxes                                    -      8,215      1,461
   Prior year overaccrual                          (28,388)    (4,794)   (16,308)
   Effect of graduated rates                       130,450    (41,241)   (34,194)
   Other                                           (31,824)     3,256     (5,638)
                                                 ---------   --------   --------

                                                 $(369,569)  $137,635   $ 11,699
                                                 =========   ========   ========

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1998, 1997, and 1996


NOTE D - INCOME TAXES - CONTINUED

        Amounts of deferred tax assets, valuation allowance, and liabilities at March 31 are as follows:

                                                                        1998        1997
                                                                     ----------  ----------
   Deferred tax assets
     Percentage depletion carryforwards                              $ 142,218   $  97,794
     Net operating loss carryforwards                                  101,780           -
      Valuation allowance                                             (135,890)          -
                                                                     ---------   ---------
                                                                       108,108      97,794

   Deferred tax liabilities
     Excess financial accounting bases over tax bases of property
        and equipment                                                 (108,108)   (438,975)
                                                                     ---------   ---------

             Net deferred tax assets (liabilities)                   $       -   $(341,181)
                                                                     =========   =========

   Increase (decrease) in valuation allowance for the year           $ 135,890   $  (3,072)
                                                                     =========   =========

        As of March 31, 1998, the Company has statutory depletion carryforwards of approximately $547,000 which do not expire and operating loss carryforwards of approximately $391,000 that expire in 2018.

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

        Customers which accounted for 10% or more of revenues are as follows:

                                             Year ended March 31,
                                            -----------------------
                                             1998     1997    1996
                                            -------  ------  ------

   Navajo Crude Oil Marketing Company           33%     46%     40%
   Sun Refining and Marketing Company            -      10%     13%
   Aquila Southwest Pipeline Corporation        15%     24%      -

        The Company does not believe the loss of any of the above customers would result in any material adverse effect on its business.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1998, 1997, and 1996


NOTE F - OIL AND GAS COSTS

        The costs related to the oil and gas activities of the Company were incurred as follows:

                                                            Year ended March 31,
                                                       ------------------------------
                                                          1998       1997      1996
                                                       ----------  --------  --------

   Property acquisition costs                          $  751,160  $562,363  $650,496
   Development costs                                   $1,261,569  $808,600  $318,775


        The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:


                                                          1998        1997        1996
                                                       ----------  ----------  ----------

   Proved oil and gas properties                       $9,854,099  $7,698,866  $4,900,230
   Unproved oil and gas properties                         61,602     121,120           -
      Less accumulated depreciation, depletion, and
        amortization                                    5,853,458   3,046,602   2,569,291
                                                       ----------  ----------  ----------

                                                       $4,062,243  $4,773,384  $2,330,939
                                                       ==========  ==========  ==========

        Depreciation, depletion, and amortization expense, which included a full cost ceiling write-down of approximately $1,742,000 recorded in the fourth quarter of the year ended March 31, 1998 due to declines in oil and gas prices. Depreciation, depletion, and amortization amounted to $20.66, $6.02, and $4.35 per equivalent barrel of production for the years ended March 31, 1998, 1997, and 1996, respectively.

NOTE G - STOCKHOLDERS' EQUITY

        In May 1997, the Company completed a private placement consisting of 200,000 shares of common stock at $5.00 per share. The proceeds of $1,000,000 were used to pay down debt and finance property acquisitions.

        In September 1997, the shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares from 5,000,000 shares of common stock to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. The common stockholders maintain the exclusive right to vote for the election of directors and for all other purposes. The preferred stock may be issued in a series with certain rights as determined by the Board of Directors.

NOTE H - EMPLOYEE BENEFIT PLAN

        The Company adopted an employee incentive stock plan effective September 15, 1997. Under the plan, 350,000 shares are available for distribution. Awards, granted at the discretion of a committee of the Board, include stock options or restricted stock. Stock options may be an incentive stock option or a nonqualified stock option. The exercise price of each option will not be less than the market price of the Company's stock on the date of grant. The maximum term of the options is ten years. Restricted stock may be granted with a condition to attain a specified goal. The purchase price will be at least $5.00 per share of restricted stock. The awards of restricted stock must be accepted within sixty days and will vest as determined by agreement. Holders of restricted stock have all rights of a shareholder of the Company. At March 31, 1998, no stock or stock options had been granted under the plan.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1998, 1997, and 1996


NOTE I - RELATED PARTY TRANSACTIONS

        The Company serves as operator of properties in which the majority stockholder has interests and, in that capacity, bills the majority stockholder for lease operating expenses on a monthly basis subject to usual trade terms. The billings totaled approximately $50,097, $112,657, and $106,198 for the years ended March 31, 1998, 1997, and 1996, respectively. Accounts receivable include $8,473 and $6,042 due from the majority stockholder at March 31, 1998 and 1997, respectively.

NOTE J - FINANCIAL INSTRUMENTS

        The following table includes estimated fair value information as of March 31, 1998 and 1997, as required by Statement of Financial Accounting Standards ("SFAS") No. 107. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. All of the financial instruments are held for purposes other than trading.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

        Cash and Cash Equivalents - The carrying amount approximates fair value
        -------------------------
        because of the contractual right to receive the deposits upon demand.

        Bank Line of Credit - The carrying amount approximates fair value
        -------------------
        because floating interest rates approximate current market rates.

        Financial instruments and the estimated fair values are as follows:

                                                     March 31, 1998
                                      --------------------------------------------
                                      Carrying amount of   Estimated fair value of
                                      assets (liabilities)   assets (liabilities)
                                      -------------------- -----------------------
   Cash and cash equivalents               $   241,348            $   241,348
   Bank line of credit                       1,822,000              1,822,000

                                                      March 31, 1997
                                      --------------------------------------------
                                      Carrying amount of   Estimated fair value of
                                      assets (liabilities)   assets (liabilities)
                                      -------------------- -----------------------
   Cash and cash equivalents              $      40,813          $      40,813
   Bank line of credit                       (1,637,000)            (1,637,000)

NOTE K - SUBSEQUENT EVENT

        On April 2, 1998, the Board of Directors granted stock options for 40,000 shares of common stock at $7.75 per share which vest at 25% on each annual anniversary date and expire ten years from date of grant. The Company will account for the options under the intrinsic value method pursuant to APB Opinion 25.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1998, 1997, and 1996


NOTE L - OIL AND GAS RESERVE DATA (UNAUDITED)

        In accordance with SFAS No. 69 and Securities and Exchange Commission ("SEC") rules and regulations, the following information is presented with regard to the Company's proved oil and gas reserves, all of which are located in the United States. Information for oil is presented in barrels ("Bbls") and for gas in thousand cubic feet ("Mcf").

        The SEC has adopted SFAS No. 69 disclosure guidelines for oil and gas producers. These rules require the Company to include as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

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

                     Summary of Changes in Proved Reserves
                                  (Unaudited)

                                                1998                   1997                   1996
                                        ---------------------  ---------------------  --------------------
                                          Bbls        Mcf        Bbls        Mcf        Bbls       Mcf
                                        ---------  ----------  ---------  ----------  --------  ----------

   Proved developed and undeveloped
     reserves
      Beginning of year                  436,000   2,956,000    425,000   1,920,000   207,000   1,567,000
      Revision of previous estimates    (132,000)    268,000   (113,000)    411,000    11,000      29,000
      Purchase of minerals in place        6,000     405,000     89,000     902,000   111,000     352,000
      Extensions and discoveries               -           -     75,000      83,000   126,000     217,000
      Production                         (64,000)   (432,000)   (40,000)   (236,000)  (29,000)   (188,000)
      Sales of minerals in place               -           -          -    (124,000)   (1,000)    (57,000)
                                        --------   ---------   --------   ---------   -------   ---------

      End of year                        246,000   3,197,000    436,000   2,956,000   425,000   1,920,000
                                        ========   =========   ========   =========   =======   =========

   Proved developed reserves
      Beginning of year                  281,000   2,400,000    209,000   1,593,000   183,000   1,472,000
      End of year                        219,000   2,941,000    281,000   2,400,000   209,000   1,593,000

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY

                         March 31, 1998, 1997, and 1996


NOTE L - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

            Standardized Measure of Discounted Future Net Cash Flows
                    Relating to Proved Oil and Gas Reserves
                                  (Unaudited)

                                                                              March 31,
                                                               ----------------------------------------
                                                                   1998          1997          1996
                                                               ------------  ------------  ------------

   Future oil and gas revenues                                 $ 9,794,000   $13,901,000   $12,239,000
   Future production and development costs                      (3,791,000)   (5,678,000)   (4,576,000)
   Future income tax expense                                      (612,000)   (1,348,000)     (740,000)
                                                               -----------   -----------   -----------
   Future net cash flows                                         5,391,000     6,875,000     6,923,000
   Discounted at 10% for estimated timing of cash flows         (1,896,000)   (2,427,000)   (2,742,000)
                                                               -----------   -----------   -----------

   Standardized measure of discounted future net cash flows    $ 3,495,000   $ 4,448,000   $ 4,181,000
                                                               ===========   ===========   ===========

      Changes in Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves
                                  (Unaudited)

                                                                             Year ended March 31,
                                                                 --------------------------------------------
                                                                       1998          1997           1996
                                                                 -------------  -------------  --------------
   Sales and transfers of oil and gas produced, net of
    production costs                                               $(1,427,000)  $(1,106,000)    $(526,000)
   Net changes in prices and production costs                         (519,000)     (582,000)      734,000
   Extensions and discoveries, less related costs                            -       678,000       954,000
   Revisions of previous quantity estimates                           (428,000)     (237,000)       95,000
   Accretion of discount                                               532,000       463,000       203,000
   Net change due to purchases and sales of minerals in place          456,000     1,338,000     1,150,000
   Net change in income taxes                                          475,000      (425,000)     (254,000)
   Other                                                               (42,000)      138,000       (11,000)
                                                                    ----------    ----------   -----------

          Net increase (decrease)                                     (953,000)      267,000     2,345,000

   Balance at beginning of year                                      4,448,000     4,181,000     1,836,000
                                                                    ----------    ----------   -----------

   Balance at end of year                                           $3,495,000    $4,448,000   $ 4,181,000
                                                                    ==========    ==========   ===========