Form 10-Q
period 1998-06-30
MEXCO ENERGY CORP
filed 1998-08-11
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20539
                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended June 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ________________

                           Commission File No. 0-6994

                            MEXCO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

          Colorado                                         84-0627918
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                   214 W. Texas, Suite 1101, Midland, TX 79701
               (Address of principal executive offices) (Zip Code)

                                 (915) 682-1119
               Registrant's telephone number, including area code

                                      NONE
(Former Name, Former Address & Former Fiscal Year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [ X ]                         NO  [  ]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

            Class                               Outstanding at June 30, 1998
Common stock, $.50 par value                              1,623,289


                            MEXCO ENERGY CORPORATION

                                      Index

                                                                     Page

        Part I. Financial information:

                        Consolidated Balance Sheets as of
                        June 30, 1998 and March 31, 1998               3

                        Consolidated Statements of Operations
                        for the three months ended
                        June 30, 1998 and 1997                         4

                        Consolidated Statements of Cash Flows
                        for the three months ended June 30,
                        1998 and 1997                                  5

                        Notes to consolidated Financial Statements     6

                        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                  7


       Part II.  Other information: Not Applicable


                            MEXCO ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        June 30, 1998 and March 31, 1998

                                                    June 30,         March 31,
          ASSETS                                      1998             1998
                                                 ------------      ------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents ................     $    124,942      $    241,348
  Accounts receivable ......................          212,312           207,900
  Prepaid assets ...........................           28,155            15,185
                                                 ------------      ------------
    Total current assets ...................          365,409           464,433

PROPERTY AND EQUIPMENT
  Oil and gas properties-accounted
    for under the full cost method .........       10,120,958         9,915,701
  Other ....................................           20,252            20,252
                                                 ------------      ------------
                                                   10,141,210         9,935,953
    Less accumulated depreciation,
     depletion and amortization ............       (6,354,244)       (5,857,900)
                                                 ------------      ------------
        Net property and equipment .........        3,786,966         4,078,053
                                                 ------------      ------------
       TOTAL ASSETS ........................     $  4,152,375      $  4,542,486
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade ...................     $     56,547      $    121,131
  Current maturities of bank line
     of credit .............................          472,000           322,000
                                                 ------------      ------------
    Total current liabilities ..............          528,547           443,131

BANK LINE OF CREDIT ........................        1,350,000         1,500,000
                                                 ------------      ------------
    Total liabilities ......................        1,878,547         1,943,131

STOCKHOLDERS' EQUITY
  Common Stock-$.50 par value,
    authorized-40,000,000, issued
    and outstanding-1,623,289 ..............          811,644           811,644
  Preferred Stock-$1.00 par value,
    authorized-10,000,000,
    none issued ............................             --                --
  Paid in capital ..........................        2,875,399         2,875,399
  Retained earnings ........................       (1,413,215)       (1,087,688)
                                                 ------------      ------------
    Total stockholders' equity .............        2,273,828         2,599,355
                                                 ------------      ------------
        TOTAL LIABILITIES & EQUITY .........     $  4,152,375      $  4,542,486
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.



                            MEXCO ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three Months ended June 30
                                   (Unaudited)

                                                      1998              1997
                                                  -----------       ------------
Revenues
  Oil and gas .............................       $   449,495        $   454,703
  Administrative service
    charges and reimbursements ............             1,043              1,278
  Interest Income .........................             1,298                271
  Other Income ............................               928                563
                                                  -----------        -----------
    Total revenues ........................           452,764            456,815

Costs and expenses
  Production costs ........................           176,383            127,901
  Depreciation, depletion and
    amortization ..........................           496,345            191,372
  General and administrative ..............            66,415             72,372
  Interest ................................            39,148             31,565
                                                  -----------        -----------
    Total costs and expenses ..............           778,291            423,210
                                                  -----------        -----------
Earnings (loss) before
  income tax expense ......................          (325,527)            33,605

Income tax expense ........................              --                8,972
                                                  -----------        -----------
NET EARNINGS (LOSS) .......................       $  (325,527)       $    24,633
                                                  ===========        ===========
Basic and diluted earnings
  (loss) per share ........................       $      (.20)       $       .02
                                                  ===========        ===========
Weighted average common shares
  outstanding, basic and diluted ..........         1,623,289          1,508,943
                                                  ===========        ===========

The accompanying notes are an integral part of these financial statements.


                            MEXCO ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Three Months ended June 30
                                   (Unaudited)

                                                       1998             1997
                                                   -----------      -----------
 Cash flows from operating activities:
  Cash received from oil & gas
    operations ...............................     $   432,436      $   530,165
  Cash paid for oil & gas operations .........        (155,258)        (178,028)
  General & administrative expenses ..........         (77,262)         (83,585)
  Interest received ..........................           1,298              271
  Interest paid ..............................         (39,148)         (33,027)
  Other cash received ........................             928              563
  Income taxes paid ..........................            --            (18,749)
                                                   -----------      -----------

   Net cash provided by operations ..........         162,994          217,610

Cash flows from investing activities:
  Capital expenditures .......................        (279,400)        (593,308)
                                                   -----------      -----------
    Net cash used in investing
     activities ..............................        (279,400)        (593,308)

Cash flows from financing
  activities:
    Principal payments on
      long-term debt .........................            --           (500,000)
  Proceeds from issuance
      of common stock ........................            --          1,000,000
                                                   -----------      -----------
    Net cash provided by
      financing activities ...................            --            500,000
                                                   -----------      -----------
 Net increase (decrease) in
  cash & cash equivalents ....................        (116,406)         124,302

Cash & cash equivalents at
  the beginning of the period ................         241,348           40,813
                                                   -----------      -----------
 Cash & cash equivalents at the
  end of the period ..........................     $   124,942      $   165,115
                                                   ===========      ===========
Reconciliation of net earnings
  (loss) to net cash provided
   by operating activities:
Net earnings (loss) ..........................     $  (325,527)     $    24,633
Adjustments to reconcile net
  earnings to net cash provided
    by operating activities:
      Depreciation, depletion
        and amortization .....................         496,345          191,372
      Deferred income taxes ..................            --             20,599
      (Increase) decrease in
        accounts receivable ..................          (4,412)          79,943
      Increase (decrease) in
        accounts payable .....................           9,558          (59,826)
      Increase in prepaid expenses ...........         (12,970)          (3,735)
      Decrease in income taxes
        payable ..............................            --            (30,376)
                                                   -----------      -----------
       Total adjustments .....................         488,521          192,977
                                                   -----------      -----------
 Net cash provided by operating
  activities .................................     $   162,994      $   217,610
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.



                            MEXCO ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


NOTE A - BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the three-month periods ended June 30, 1998 and 1997.

The results of operations for the three-months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheets as of March 31, 1998 have been prepared based upon the Company's audited balance sheets as of that date.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF THE CONSOLIDATED STATEMENTS OF OPERATIONS


Results of Operations for the Quarter Ended June 30, 1998

For the quarter ended June 30, 1998, revenues from the sale of oil and gas were $183,462 and $266,033, respectively. The Company's production for the first quarter was 14,206 bbls and 126,734 mcf. Average oil and gas prices were $12.91 and $2.10, respectively. For quarter ended June 30, 1997, revenues from the sale of oil and gas were $269,441 and $185,262, respectively. The Company's production was 14,849 bbls and 96,658 mcf. Average oil and gas prices were $18.15 and $1.92, respectively. Oil revenues decreased $85,979 or 32% for the first quarter of fiscal 1998 as compared to the same period of fiscal 1997, due to price and production decreases. Production decreases were primarily due to normal declines, offset in part by the acquisition and development of producing properties. Gas revenues increased $80,771 or 44% for the first quarter of fiscal 1998 as compared to the same period of fiscal 1997 due to price and production increases. Production increases were primarily due to the acquisition and development of producing properties.

Production costs increased from $127,901 for the first quarter of fiscal 1997 to $176,383 for the quarter ended June 30, 1998. This increase of $48,482 or 38% was primarily attributable to additional operating costs from the acquisition and development of producing proper ties.

Depreciation, depletion and amortization increased, by $304,973 or 159%, to $496,345 for the quarter ended June 30, 1998, as compared to the same period of fiscal 1997. This increase is primarily attributable to an impairment of oil and gas properties of $288,393 resulting from lower oil prices and the related downward adjustment of estimated reserves.

General and administrative expenses decreased from $72,372 for the three months ended June 30, 1997 to $66,415 for the same period of fiscal 1998. The decrease of $5,957 or 8% is due primarily to accounting and legal costs associated with property acquisitions in fiscal 1997.

Interest income increased $1,027 due to increased funds invested in a money market account.

Interest expense increased $7,583 or 24% due to additional principal borrowings against the Company's line of credit.

During the first quarter, the Company participated in the successful drilling and completion of four producing wells (approximately 10% working interest and 8% net revenue interest) in the Viejos Field, Pecos County, Texas.

Liquidity and Capital Resources and Commitments

Working capital decreased $284,440 from March 31, 1998 primarily due to current maturities of long term debt.

The Company has a $3,000,000 revolving line of credit with a borrowing base of $2,200,000 which is reduced by $50,000 each month throughout the term of the loan. The loan is reviewed by the bank annually and matures on August 15, 2000. The Company currently has outstanding borrowings of $1,822,000 against the line. The obligations under the loan agreement are secured by substantially all of the oil and gas properties of the Company and the stock of its subsidiary. The loan agreement contains certain covenants relating to the financial condition of the Company. Interest is payable monthly at the prime rate (8.5% at June 30, 1998) as established by the bank.

The Company also has a letter of credit with the same bank which provides for unsecured borrowings of up to $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering properties operated by the Company.

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


                                                     MEXCO ENERGY CORPORATION
                                                     (A Colorado Corporation)


                                                     Nicholas C. Taylor
                                                     -----------------------
                                                     Nicholas C. Taylor,
                                                     President and Treasurer

Date: August 10, 1998