Form 10-Q
period 1998-09-30
MEXCO ENERGY CORP
filed 1998-11-13
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                          Commission file number 0-6994


                            MEXCO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


             Colorado                             84-0627918
   (State or other jurisdiction                  (IRS Employer
         of incorporation)                   Identification Number)


             214 West Texas Avenue, Suite 1101, Midland, Texas 79701
                    (Address of principal executive offices)


                                 (915) 682-1119
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $0.50 par value: 1,623,289 shares outstanding at October 30, 1998

                            MEXCO ENERGY CORPORATION

                                TABLE OF CONTENTS
                                                                          Page
PART I.  FINANCIAL INFORMATION

 Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
 and March 31, 1998                                                         3

 Consolidated Statements of Operations (Unaudited) for the three and
 six month periods ended September 30, 1998 and September 30, 1997          4

 Consolidated Statements of Cash Flows (Unaudited) for the six month
 periods ended September 30, 1998 and September 30, 1997                    6

 Note to Unaudited Financial Statements                                     7

 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                  8

PART II.  OTHER INFORMATION                                                11

SIGNATURES                                                                 12

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,     March 31,
                                                       1998            1998
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ....................   $    135,204    $    241,348
  Accounts receivable:
    Oil and gas sales ..........................        197,973         199,427
    Related parties ............................          2,958           8,473
  Prepaid Expenses .............................         21,191          15,185
                                                   ------------    ------------
    Total current assets .......................        357,326         464,433

Property and equipment, at cost:
  Oil and gas properties and equipment,
    using full cost method, pledged ............     10,278,534       9,915,701
  Office and computer equipment and software ...         21,874          20,252
                                                   ------------    ------------
                                                     10,300,408       9,935,953
  Less accumulated depreciation, depletion
    and amortization ...........................      6,522,710       5,857,900
                                                   ------------    ------------
    Property and equipment, net ................      3,777,698       4,078,053
                                                   ------------    ------------
Total assets ...................................   $  4,135,024    $  4,542,486
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ............   $    296,000    $    322,000
  Accounts payable and accrued expenses ........        118,627         121,131
                                                   ------------    ------------
    Total current liabilities ..................        414,627         443,131

Long-term debt .................................      1,526,000       1,500,000

Stockholders' equity:
  Preferred stock, par value $1 per share;
    10,000,000 shares authorized; none issued ..           --              --
  Common stock, par value $0.50 per share;
    40,000,000 shares authorized;
    1,623,289 shares issued and outstanding ....        811,644         811,644
  Additional paid in capital ...................      2,875,399       2,875,399
  Retained earnings (deficit) ..................     (1,492,646)     (1,087,688)
                                                   ------------    ------------
    Total stockholders' equity .................      2,194,397       2,599,355
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $  4,135,024    $  4,542,486
                                                   ============    ============

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                           1998          1997
                                                        ---------     ---------
Operating revenue:
      Oil and gas sales ............................    $ 376,602     $ 499,536
      Property operator fees .......................        1,044         1,278
      Other ........................................        1,268           722
                                                        ---------     ---------

           Total operating revenue .................      378,914       501,536

Operating costs and expenses:
      Oil and gas production .......................      192,059       166,469
      Depreciation, depletion and amortization .....      168,464       210,658
      General and administrative ...................       59,793        45,625
                                                        ---------     ---------

           Total operating costs and expenses ......      420,316       422,752

Other income and (expenses):
      Interest income ..............................        1,842           629
      Interest expense .............................      (39,871)      (27,259)
                                                        ---------     ---------

           Net other income and expenses ...........      (38,029)      (26,630)
                                                        ---------     ---------

Income before income taxes .........................      (79,431)       52,154

Income tax expense .................................         --           8,233
                                                        ---------     ---------

Net income .........................................    $ (79,431)    $  43,921
                                                        =========     =========

Net income per share:
      Basic .................................           $   (0.05)    $    0.03
      Diluted ...............................           $   (0.05)    $    0.03

Weighted average shares outstanding:
      Basic ....................................        1,623,289     1,623,229
      Diluted ..................................        1,623,289     1,623,229


                   The accompanying note is an integral part
                    of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                         1998           1997
                                                     -----------    -----------
Operating revenue:
      Oil and gas sales ..........................   $   826,097    $   954,239
      Property operator fees .....................         2,087          2,556
      Other ......................................         2,196          1,285
                                                     -----------    -----------

           Total operating revenue ...............       830,380        958,080

Operating costs and expenses:
      Oil and gas production .....................       368,442        294,370
      Depreciation, depletion and amortization ...       664,809        402,030
      General and administrative .................       126,208        117,997
                                                     -----------    -----------

           Total operating costs and expenses ....     1,159,459        814,397

Other income and (expenses):
      Interest income ............................         3,140            900
      Interest expense ...........................       (79,019)       (58,824)
                                                     -----------    -----------

           Net other income and expenses .........       (75,879)       (57,924)
                                                     -----------    -----------

Income before income tax expense .................      (404,958)        85,759

Income tax expense ...............................          --           17,205
                                                     -----------    -----------

Net income .......................................   $  (404,958)   $    68,554
                                                     ===========    ===========

Net income per share:
      Basic .................................        $     (0.25)    $     0.04
      Diluted ...............................        $     (0.25)    $     0.04

Weighted average shares outstanding:
      Basic ....................................       1,623,289      1,566,398
      Diluted ..................................       1,623,289      1,566,398


                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss) ..............................   $  (404,958)   $    68,554
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Deferred income taxes ......................          --           30,632
      Depreciation, depletion and amortization ...       664,809        402,030
      Decrease in accounts receivable ............         6,969         71,277
      Increase (decrease) in accounts payable ....        39,570        (31,520)
      Increase in prepaid assets .................        (6,006)        (2,490)
      Decrease in income taxes payable ...........          --          (38,158)
                                                     -----------    -----------

      Net cash provided by operating activities ..       300,384        500,325

Cash flows from investing activities:
  Additions to property and equipment ............      (406,528)    (1,592,073)
                                                     -----------    -----------

      Net cash used in investing activities ......      (406,528)    (1,592,073)

Cash flows from financing activities:
  Proceeds from issuance of common stock .........          --        1,000,000
  Long-term borrowings ...........................          --          685,000
  Principal payments on long-term debt ...........          --         (500,000)
                                                     -----------    -----------

      Net cash provided by financing activities ..          --        1,185,000

Net increase (decrease) in cash ..................      (106,144)        93,252
Cash, beginning of the period ....................       241,348         40,813
                                                     -----------    -----------

Cash, end of period ..............................   $   135,204    $   134,065
                                                     ===========    ===========

Interest paid ....................................   $    65,820    $    58,970
Income taxes paid ................................   $      --      $    24,731


Non-cash investing and financing activities:
Included in trade accounts payable at September 30, 1998 are capital costs attributable to oil and gas properties of $40,976. Included in trade accounts payable at March 31, 1998 are purchases of oil and gas properties totaling $83,050.

                   The accompanying note is an integral part
                    of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     Mexco Energy Corporation (the "Company"), a Colorado corporation, was organized in 1972 and maintains its principal office in Midland, Texas. The Company and Forman Energy Corporation ("Forman"), its wholly owned subsidiary, are engaged in the acquisition, exploration, development and production of oil and gas. While the Company owns producing properties and undeveloped acreage in twelve states, the majority of its activities are centered in the Permian Basin of West Texas.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of September 30, 1998, and the results of its operations and cash flows for the interim periods ended September 30, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is based on the weighted average number of shares outstanding during the periods presented. There were no common stock equivalents outstanding as of September 30, 1997. Common stock equivalents (options) are excluded at September 30, 1998, since their inclusion would have an antidilutive effect on loss per share.

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" which requires changes in the computation and reporting of earnings per share. This pronouncement, which becomes effective for periods ending after December 15, 1997, provides for the presentation of basic earnings per share, computed without regard to options, warrants, and other stock equivalents, and diluted earnings per share, which gives effect to these potential dilutive common shares when they have a dilutive effect on earnings per share.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and acquisitions are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's sources of funding have been from operating activities, bank financing and the issuance of common stock.

In the first half of fiscal 1999, net cash flow was a negative $106,144. Cash flow from operations was $300,384, which included the positive effects of an increase of $39,570 in accounts payable and a decrease of $6,969 in accounts receivable. Cash flow of $406,528 was used for additions to property and equipment.

During the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company participated in the drilling and completion of four wells with an approximate 10% working and 8% net revenue interest in the Viejos Field, Pecos County, Texas at a total cost of approximately $280,000. Expenditures attributable to these wells were approximately $180,000 during fiscal 1999. In September 1998, one of these wells was proposed as a water injection well and is being converted at an estimated cost to the Company of $10,000.

In September 1998, the Company, as operator, successfully re-entered a gas well in Pecos County, Texas at a cost of approximately $104,000. Additional capital costs associated with this well of approximately $15,000 are anticipated during the third quarter of fiscal 1999. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection is expected to be available by the middle of December 1998. The Company owns a 100% working interest and an approximate 75% net revenue interest in this well.
Although there have been favorable initial potential tests of the well, the Company will be unable to determine the production capacity of this gas well until production history is available.

The Company is reviewing several other re-entry projects in which it may participate. The estimated cost of these projects to the Company is approximately $200,000, part of which the Company may fund through borrowings on its bank credit facility discussed below. The remainder would be funded by cash flow from operations.

At September 30, 1998, the Company had negative working capital of $57,301 compared to working capital of $21,302 at March 31, 1998, a net decrease of $78,603. This is due primarily to the adverse impact on revenue of lower oil prices during the first half of fiscal 1999.

The Company has a revolving credit agreement with NationsBank of Texas, N.A. ("Bank") which provides for a credit facility of $3,000,000. The credit facility was amended on August 15, 1998 to increase the borrowing base to $2,085,000, with scheduled monthly reductions of $43,000 per month beginning September 5, 1998 and to extend the maturity date to August 15, 2000. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (8.25% at September 30, 1998). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends. As of September 30, 1998, the balance outstanding under this agreement was $1,822,000.

The prices of natural gas and crude oil have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide for its working capital requirements and capital expenditures for the foreseeable future.

YEAR 2000 ISSUE

The Company is in the process of conducting an assessment of the business risks associated with the new century. These risks relate to the problem present in certain software and embedded logic control devices to recognize the change in the century. If not corrected, the year 2000 could cause such devices and software to fail or create erroneous results.

The Company's accounting software vendor is currently modifying its software to accurately handle the new century, with all necessary changes scheduled to be completed by the end of 1998, at no additional cost to the Company. Therefore, the Company does not expect to incur any material expense associated with its own information systems.

With respect to the risks related to the Company's customers, suppliers and financial institutions, the Company has initiated formal communications to mitigate or prevent the potential impact on the Company's operations and financial condition. The assessment of the extent of risk, related to the Company's operations and financial condition, should be substantially complete by the end of 1998. Until the assessment is complete, the Company can not reasonably conclude that the exposure related to the Year 2000 will not materially affect the future financial results, condition or reporting of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income decreased from $43,921 for the three months ended September 30, 1997, to a net loss of $79,431 for the same period in fiscal 1999. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $499,536 for the second quarter of fiscal 1998 to $376,602 for the same period of fiscal 1999. This decrease of $122,934 or 25% resulted from decreased oil and gas prices and decreased oil production due to normal production declines, offset in part by increased gas production attributable to wells discussed above. Oil and gas production quantities were 12,204 bbls and 117,438 mcf for the second quarter of fiscal 1999 and 16,024 bbls and 97,561 mcf for fiscal 1998, a decrease of 3,820 bbls or 24% and an increase of 19,877 mcf, or 20%. Average gas prices decreased from $2.09 per mcf for the second quarter of fiscal 1998 to $1.94 per mcf for fiscal 1999, while average oil prices decreased from $18.47 per bbl for fiscal 1998 to $12.20 per bbl for fiscal 1999.

Production costs increased from $166,469 for the second quarter of fiscal 1998 to $192,059 for the same period of fiscal 1999, an increase of $25,590, or 15%. This increase was primarily due to additional operating expenses attributable to wells drilled and remedial work done on existing properties.

General and administrative expenses were $59,793 for the second quarter of fiscal 1999 and $45,625 for the second quarter of fiscal 1998, an increase of $14,168, or 31%. This increase was primarily due to increased salary and benefit costs of $18,412, offset in part by a reduction in accounting fees of $6,725.

Depreciation, depletion and amortization based on production and other methods decreased from $210,658 for the second quarter of fiscal 1998 to $168,464 for the same period of fiscal 1999, a decrease of $42,194 or 20%. This decrease was due primarily to prior full cost ceiling write-downs of oil and gas properties, which resulted from lower reserve estimates. Lower product prices have had a significant impact on the determination of reserve quantity estimates.

Interest expense increased from $27,259 for the second quarter of fiscal 1998 to $39,871 for the same period of fiscal 1999, an increase of $12,612 or 46%, due to increased borrowings outstanding under the loan agreement.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income decreased from $68,554 for the six months ended September 30, 1997 to a net loss of $404,958 for the first half of fiscal 1999. Individual categories of income and expenses are discussed below.

Oil and gas sales decreased from $954,239 for the first six months of fiscal 1998 to $826,097 for the same period of fiscal 1999. This decrease of $128,142 or 13% resulted from lower oil prices and decreased oil production due to normal production declines, offset in part by increased gas production from wells drilled. Average gas prices remained relatively stable when comparing these interim periods. Oil and gas production quantities were 30,873 bbls and 194,219 mcf for the first six months of fiscal 1998 and 26,404 bbls and 243,823 mcf for fiscal 1999, a decrease of 4,469 bbls or 14% and an increase of 49,604 mcf or 26%. Average gas prices were $2.00 per mcf for the first six months of fiscal 1998 and $2.03 per mcf for fiscal 1999, while average oil prices decreased from $18.31 per bbl for fiscal 1998 to $12.59 per bbl for fiscal 1999.

Production costs increased from $294,370 for the first six months of fiscal 1998 to $368,442 for the same period of fiscal 1999, an increase of $74,072 or 25%. This increase was primarily due to additional operating expenses attributable to new wells drilled and remedial work done on existing properties.

General and administrative expenses increased from $117,997 for the first six months of fiscal 1998 to $126,208 for the same period of fiscal 1999, an increase of $8,211 or 7%. This increase was primarily due to increased salary and benefit costs of $21,122, offset in part by a reduction in accounting fees of $15,525.

Depreciation, depletion and amortization based on production and other methods increased from $402,030 for the first six months of fiscal 1998 to $664,809 for the same period of fiscal 1999, an increase of $262,779 or 65%, due primarily to a full cost ceiling write-down of $288,393. Lower product prices have had a significant impact on the determination of reserve quantity estimates.

Interest expense increased from $58,824 for the first six months of fiscal 1998 to $79,019 for the same period of fiscal 1999, an increase of $20,195 or 34%, due to additional borrowings outstanding under the loan agreement.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings

                  None.

Item 2  .Changes in securities

                  None.

Item 3.  Defaults upon senior securities

                  None.

Item 4.  Submission of matters to a vote of security holders

On September 15, 1998, the Annual Meeting of the Shareholders of the Company was held in Midland, Texas, for the purpose of electing a Board of Directors.

Each of the seven directors nominated by the Board of Directors was elected with 1,194,150 votes for and none against out of a total of 1,623,289 shares of common stock of the Company issued and outstanding. William G. Duncan, Jr., Thomas Graham, Jr., Nicholas C. Taylor, Thomas R. Craddick, Jack D. Ladd, Gerald
R. Martin, and Donna Gail Yanko were duly elected to serve as directors until the next annual meeting and until the election of their respective successors.

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

                  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       MEXCO ENERGY CORPORATION
                                                       (Registrant)



Dated: November 11, 1998                               Nicholas C. Taylor
                                                       -----------------------
                                                       Nicholas C. Taylor,
                                                       President and Treasurer