Form 10-Q
period 1998-12-31
MEXCO ENERGY CORP
filed 1999-02-11
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

Common Stock, $0.50 par value: 1,623,289 shares outstanding at February 1, 1999

                            MEXCO ENERGY CORPORATION




                                Table of Contents

                                                                            Page


PART I.  FINANCIAL INFORMATION


Consolidated Balance Sheets as of December 31, 1998 (Unaudited)
and March 31, 1998 ........................................................    3

Consolidated Statements of Operations (Unaudited) for the three and nine
month periods ended December 31, 1998 and December 31, 1997 ...............    4

Consolidated Statements of Cash Flows (Unaudited) for the nine month
periods ended December 31, 1998 and December 31, 1997 .....................    6

Note to Unaudited Consolidated Financial Statements .......................    7

Management's Discussion and Analysis of Financial Condition
and Results of Operations .................................................    8



PART II.  OTHER INFORMATION ...............................................   11



SIGNATURES ................................................................   12

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       1998            1998
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ....................   $    129,085    $    241,348
  Accounts receivable:
    Oil and gas sales ..........................        153,571         199,427
    Related parties ............................          2,575           8,473
  Prepaid Expenses .............................         17,625          15,185
                                                   ------------    ------------
    Total current assets .......................        302,856         464,433

Property and equipment, at cost:
  Oil and gas properties and equipment,
    using full cost method, pledged ............     10,348,231       9,915,701
  Office and computer equipment and software ...         21,874          20,252
                                                   ------------    ------------
                                                     10,370,105       9,935,953
  Less accumulated depreciation, depletion
    and amortization ...........................      6,697,137       5,857,900
                                                   ------------    ------------
    Property and equipment, net ................      3,672,968       4,078,053
                                                   ------------    ------------
Total assets ...................................   $  3,975,824    $  4,542,486
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ............   $    425,000    $    322,000
  Accounts payable and accrued expenses ........         40,675         121,131
                                                   ------------    ------------
    Total current liabilities ..................        465,675         443,131

Long-term debt .................................      1,397,000       1,500,000

Stockholders' equity:
  Preferred stock, par value $1 per share;
    10,000,000 shares authorized; none issued ..           --              --
  Common stock, par value $0.50 per share;
    40,000,000 shares authorized;
    1,623,289 shares issued and outstanding ....        811,644         811,644
  Additional paid in capital ...................      2,875,399       2,875,399
  Retained earnings (deficit) ..................     (1,573,894)     (1,087,688)
                                                   ------------    ------------
    Total stockholders' equity .................      2,113,149       2,599,355
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $  3,975,824    $  4,542,486
                                                   ============    ============

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                        1998            1997
                                                    -----------     -----------
Operating revenue:
  Oil and gas sales ............................    $   329,541     $   733,812
  Property operator fees .......................          1,043           1,278
  Other ........................................             77           9,819
                                                    -----------     -----------
    Total operating revenue ....................        330,661         744,909

Operating costs and expenses:
  Oil and gas production .......................        154,809         226,649
  Depreciation, depletion and amortization .....        174,428         268,052
  General and administrative ...................         47,451          41,434
                                                    -----------     -----------
    Total operating costs and expenses .........        376,688         536,135

Other income and (expenses):
  Interest income ..............................          1,740              42
  Interest expense .............................        (36,961)        (39,468)
                                                    -----------     -----------
    Net other income and expenses ..............        (35,221)        (39,426)
                                                    -----------     -----------
Income before income taxes .....................        (81,248)        169,348

Income tax expense .............................           --            58,379
                                                    -----------     -----------
Net income .....................................    $   (81,248)    $   110,969
                                                    ===========     ===========

Net income per share:
  Basic ........................................    $     (0.05)    $      0.07
  Diluted ......................................    $     (0.05)    $      0.07

Weighted average shares outstanding:
  Basic ........................................      1,623,289       1,623,229
  Diluted ......................................      1,623,289       1,623,229

                    The accompanying note is an integral part of the consolidated financial statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                        1998            1997
                                                    -----------     -----------
Operating revenue:
  Oil and gas sales ............................    $ 1,155,638     $ 1,688,051
  Property operator fees .......................          3,130           3,834
  Other ........................................          2,273          11,104
                                                    -----------     -----------
    Total operating revenue ....................      1,161,041       1,702,989

Operating costs and expenses:
  Oil and gas production .......................        523,251         521,019
  Depreciation, depletion and amortization .....        839,237         670,082
  General and administrative ...................        173,659         159,431
                                                    -----------     -----------
    Total operating costs and expenses .........      1,536,147       1,350,532

Other income and (expenses):
  Interest income ..............................          4,880             942
  Interest expense .............................       (115,980)        (98,292)
                                                    -----------     -----------
    Net other income and expenses ..............       (111,100)        (97,350)
                                                    -----------     -----------
Income before income tax expense ...............       (486,206)        255,107

Income tax expense .............................           --            75,584
                                                    -----------     -----------
Net income .....................................    $  (486,206)    $   179,523
                                                    ===========     ===========

Net income per share:
  Basic ........................................    $     (0.30)    $      0.11
  Diluted ......................................    $     (0.30)    $      0.11

Weighted average shares outstanding:
  Basic ........................................      1,623,289       1,585,411
  Diluted ......................................      1,623,289       1,585,411

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss) ..............................   $  (486,206)   $   179,523
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Deferred income taxes ......................          --           74,663
      Depreciation, depletion and amortization ...       839,237        670,082
      (Increase) decrease in accounts receivable .        51,754        (22,287)
      Decrease in accounts payable ...............        (1,657)       (65,947)
      Increase in prepaid assets .................        (2,440)        (1,245)
      Decrease in income taxes payable ...........          --          (23,810)
                                                     -----------    -----------
        Net cash provided by operating activities        400,688        810,979

Cash flows from investing activities:
  Additions to property and equipment ............      (512,951)    (1,890,401)
                                                     -----------    -----------
        Net cash used in investing activities ....      (512,951)    (1,890,401)

Cash flows from financing activities:
  Proceeds from issuance of common stock .........          --        1,000,000
  Long-term borrowings ...........................          --          685,000
  Principal payments on long-term debt ...........          --         (500,000)
                                                     -----------    -----------
        Net cash provided by financing activities           --        1,185,000

Net increase (decrease) in cash ..................      (112,263)       105,578
Cash, beginning of the period ....................       241,348         40,813
                                                     -----------    -----------
Cash, end of period ..............................   $   129,085    $   146,391
                                                     ===========    ===========

Interest paid ....................................   $   103,285    $    97,897
Income taxes paid ................................   $      --      $    24,731

Non-cash investing and financing activities:
Included in trade accounts payable at December 31, 1998 are capital costs attributable to oil and gas properties of $4,251. Included in trade accounts payable at March 31, 1998 are purchases of oil and gas properties totaling $83,050.

                    The accompanying note is an integral part of the consolidated financial statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A.    Organization and Significant Accounting Policies
-------    ------------------------------------------------

Organization and Basis of Presentation
--------------------------------------

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

Principles of Consolidation
---------------------------

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of December 31, 1998, and the results of its operations and cash flows for the interim periods ended December 31, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Income (loss) Per Common Share
------------------------------

     Net income (loss) per common share is based on the weighted average number of shares outstanding during the periods presented. There were no common stock equivalents outstanding as of December 31, 1997. Common stock equivalents (options) are excluded at December 31, 1998, since their inclusion would have an antidilutive effect on loss per share.

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

Forward-Looking Statements
--------------------------

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

Liquidity and Capital Resources
-------------------------------

Historically, the Company's sources of funding have been from operating activities, bank financing and the issuance of common stock.

For the first nine months of fiscal 1999, cash flow from operations was $400,688, which included the positive effect of a decrease of $51,754 in accounts receivable, and net cash flow was a negative $112,263. Cash of $512,951 was used for additions to property and equipment.

During the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company participated in the drilling and completion of five wells in the Viejos Field, Pecos County, Texas at a total cost to the Company of approximately $280,000, with an approximate 10% working and 8% net revenue interest. Expenditures attributable to these wells were approximately $180,000 during fiscal 1999. In September 1998, one of the producing wells was proposed as a water injection well at an estimated future cost to the Company of $10,000.

In September 1998, the Company, as operator, successfully re-entered a gas well in Pecos County, Texas at a cost to the Company of approximately $109,000. Additional capital costs associated with this well of approximately $3,000 are anticipated during the fourth quarter of fiscal 1999. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on January 29, 1999. The Company owns a 100% working interest and an approximate 75% net revenue interest in this well. Although there have been favorable initial production tests of the well, the Company will be unable to determine the production capacity of this gas well until further production history is available.

Due to costly downhole mechanical problems and low oil prices, a marginal well, in which the Company owns a 100 percent working interest and is the operator, will be plugged in the fourth quarter of fiscal 1999. The cost to the Company is estimated at $10,000, net of equipment salvage. This well was producing approximately 4 bbls of oil per day before it was shut in.

The Company is reviewing several other re-entry projects in which it may participate. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on its bank credit facility discussed below.

At December 31, 1998, the Company had negative working capital of $162,819 compared to working capital of $21,302 at March 31, 1998, a net decrease of $184,121. This is due primarily to additional current maturities of bank debt as well as decreased revenue from lower oil and gas prices during fiscal 1999.

The Company has a revolving credit agreement with NationsBank of Texas, N.A. ("Bank") which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1998 to increase the borrowing base to $2,085,000, with scheduled monthly reductions of $43,000 per month beginning September 5, 1998 and to extend the maturity date to August 15, 2000. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (7.75% at December 31, 1998). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends. As of December 31, 1998, the balance outstanding under this agreement was $1,822,000.

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

Year 2000 Issue
---------------

The Company is in the process of conducting an assessment of the business risks associated with the new century. These risks relate to the inability of certain software and embedded logic control devices to distinguish between the year 1900 and the year 2000. If not corrected, the year 2000 could cause such devices and software to fail or create erroneous results.

The Company's accounting software vendor has modified its software to accurately handle the new century, at no additional cost to the Company. Therefore, the Company does not expect to incur any material expense associated with its own information systems.

To mitigate or prevent the risk related to the Company's customers and suppliers, formal communications have been initiated with key third parties in an attempt to ascertain their ability to continue to meet their obligations to the Company and the potential impact on the Company's operations and financial condition. The responses received are being evaluated, and the Company may choose to use alternative sources of supply, markets or develop other contingency plans. The process of evaluating third party Year 2000 readiness began in November 1998, is approximately 35 percent complete, and is scheduled for completion by September 30, 1999.

The failure to correct, on a timely basis, a material Year 2000 problem could result in an interruption in the Company's operations or business activities. Such interruptions could have a material adverse affect on Company's results of operations, liquidity and financial condition. Due to the inherent uncertainty associated with the Year 2000 issue, particularly as it relates to third party Year 2000 readiness, the Company cannot ascertain at this time whether the consequences of Year 2000 failures will have a material impact on the Company's future financial results, liquidity, condition or reporting.

Results of Operations - Three Months Ended December 31, 1998 and 1997
---------------------------------------------------------------------

Net income decreased from $110,969 for the three months ended December 31, 1997, to a net loss of $81,248 for the same period in fiscal 1999. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $733,812 for the third quarter of fiscal 1998 to $329,541 for the same period of fiscal 1999. This decrease of $404,271 or 55% resulted from decreased prices and decreased production due primarily to normal production declines. Oil and gas production quantities were 12,367 bbls and 106,762 mcf for the third quarter of fiscal 1999 and 19,296 bbls and 126,186 mcf for fiscal 1998, a decrease of 6,929 bbls, or 36%, and a decrease of 19,424 mcf, or 15%. Average gas prices decreased from $2.98 per mcf for the third quarter of fiscal 1998 to $1.74 per mcf for fiscal 1999, while average oil prices decreased from $18.54 per bbl for fiscal 1998 to $11.60 per bbl for fiscal 1999.

Production costs decreased from $226,649 for the third quarter of fiscal 1998 to $154,809 for the same period of fiscal 1999, a decrease of $71,840, or 32%. This decrease was primarily due to the decline in production taxes and remedial work done.

General and administrative expenses were $47,451 for the third quarter of fiscal 1999 and $41,434 for the third quarter of fiscal 1998, an increase of $6,017, or 15%. This increase was primarily due to increased salary and benefit costs of $21,283, offset in part by a reduction in contract services of $6,349 and legal fees of $8,663.

Depreciation, depletion and amortization based on production and other methods decreased from $268,052 for the third quarter of fiscal 1998 to $174,428 for the same period of fiscal 1999, a decrease of $93,624 or 35%. This decrease was due to prior full cost ceiling write-downs of oil and gas properties, which resulted from lower reserve estimates, and lower production quantities. Lower product prices have had a significant impact on the determination of reserve quantity estimates.

Interest expense decreased from $39,468 for the third quarter of fiscal 1998 to $36,961 for the same period of fiscal 1999, a decrease of $2,507 or 6%, due to lower interest rates.

Results of Operations-Nine Months Ended December 31, 1998 and 1997
------------------------------------------------------------------

Net income decreased from $179,523 for the nine months ended December 31, 1997 to a net loss of $486,206 for the same period of fiscal 1999. Individual categories of income and expenses are discussed below.

Oil and gas sales decreased from $1,688,051 for the first nine months of fiscal 1998 to $1,155,638 for the same period of fiscal 1999. This decrease of $532,413 or 32% resulted from lower oil and gas prices and decreased oil production due to normal production declines, offset in part by increased gas production from wells drilled. Oil and gas production quantities were 50,169 bbls and 320,405 mcf for the first nine months of fiscal 1998 and 38,778 bbls and 350,578 mcf for fiscal 1999, a decrease of 11,391 bbls or 23% and an increase of 30,173 mcf or 9%. Average gas prices decreased from $2.39 per mcf for the first nine months of fiscal 1998 to $1.94 per mcf for fiscal 1999, while average oil prices decreased from $18.40 per bbl for fiscal 1998 to $12.27 per bbl for fiscal 1999.

Production costs remained relatively stable for these interim periods, with $521,019 for the first nine months of fiscal 1998 and $523,251 for the same period of fiscal 1999.

General and administrative expenses increased from $159,431 for the first nine months of fiscal 1998 to $173,659 for the same period of fiscal 1999, an increase of $14,228 or 9%. This increase was primarily due to increased salary and benefit costs of $42,405, franchise taxes of $13,354, and director fees of $6,100, offset in part by a reduction in accounting fees of $16,100, contract services of $12,080 and legal fees of $21,204.

Depreciation, depletion and amortization based on production and other methods increased from $670,082 for the first nine months of fiscal 1998 to $839,237 for the same period of fiscal 1999, an increase of $169,155 or 25%, due primarily to a full cost ceiling write-down of $288,393. Lower product prices have had a significant impact on the determination of reserve quantity estimates.

Interest expense increased from $98,292 for the first nine months of fiscal 1998 to $115,980 for the same period of fiscal 1999, an increase of $17,688 or 18%, due to additional borrowings outstanding under the loan agreement.



PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal proceedings

                  None.

Item 2  .Changes in securities

                  None.

Item 3.  Defaults upon senior securities

                  None.

Item 4.  Submission of matters to a vote of security holders

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEXCO ENERGY CORPORATION
                                     (Registrant)



Dated: February 11, 1999             Nicholas C. Taylor
                                     -------------------------------------------
                                     Nicholas C. Taylor, President and Treasurer