Form 10-K
period 1999-03-31
MEXCO ENERGY CORP
filed 1999-06-17
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1999             Commission File No. 0-6694

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

    Title of Each Class                 Name of Exchange on Which Registered
 Common Stock, $0.50 par value                         None

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past ninety (90) days.   Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.[ ]

     As of May 27, 1999, the aggregate market value of the registrant's common stock held by non-affiliates (using the closing bid price of $7.625) was approximately $1,851,098.

     The number of shares outstanding of the registrant's common stock as of May 27, 1999 was 1,623,289.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Report is incorporated by reference from the Registrant's Information Statement relating to its Annual Meeting of Stockholders to be held on September 15, 1999. Such Information Statement will be filed with the Commission not later than July 29, 1999.

                               TABLE OF CONTENTS


                                     PART 1

Item 1.  Business .........................................................    3
Item 2.  Properties .......................................................    7
Item 3.  Legal Proceedings ................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders ..............   10

                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and
         Related  Stockholder Matters .....................................   10
Item 6.  Selected Financial Data ..........................................   11
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   12
Item 8.  Financial Statements and Supplementary Data ......................   16
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures .............................   31

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   31
Item 11. Executive Compensation ...........................................   31
Item 12. Security Ownership of Certain Beneficial Owners
         and Management ...................................................   31
Item 13. Certain Relationships and Related Transactions ...................   31

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K ......................................................   31
Signatures ................................................................   33

                                     PART I

Item 1.  Business

     Mexco Energy Corporation, a Colorado corporation, (the "Company", which reference shall include the Company's wholly-owned subsidiary) is an independent oil and gas company engaged in the acquisition, exploration and development of oil and gas properties located in the United States. Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980. At the same time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company's common stock.

     On February 25, 1997 Mexco Energy Corporation acquired all of the issued and outstanding stock of Forman Energy Corporation, a New York corporation also engaged in the oil and gas industry.

     Since its inception, the Company has been engaged in acquiring and developing oil and gas properties and the exploration for and production of oil and gas within the United States. The Company continues to focus on the exploration for and development of natural gas and crude oil resources, as well as increased profit margins through reductions in operating costs. The Company's long-term strategy is to increase production and profits, while increasing its concentration of gas reserves.

     While the Company owns oil and gas properties in other states, the majority of its activities are centered in West Texas. The Company acquires interests in producing and non-producing oil and gas leases from landowners and leaseholders in areas considered favorable for oil and gas exploration, development and production. In addition, the Company may acquire oil and gas interests by joining in third party generated oil and gas drilling prospects. The Company may employ a combination of the above methods of obtaining producing acreage and related prospects. In recent years, the Company has placed primary emphasis on the evaluation and purchase of producing oil and gas properties and re-entry prospects.

OIL AND GAS OPERATIONS

     As of March 31, 1999, gas reserves constituted approximately 78% of the Company's total proved reserves and approximately 60% of the Company's oil and gas revenues for fiscal 1999. With the sale of the Lazy JL field discussed below, gas reserves constitute approximately 83% of the Company's proved reserves. Revenues from oil and gas royalty interests accounted for approximately 16% of the Company's oil and gas revenues for fiscal 1999.

     LAZY JL OIL FIELD properties, encompassing 3,964 gross and 1,512 net acres in Garza County, Texas, account for approximately 5% of the Company's discounted future net cash flows from proved reserves as of March 31, 1999, and for fiscal 1999, approximately 23% of oil and gas revenues and 39% of production costs. As part of the Company's focus on increasing profit margins and concentrating on gas reserves with low cost operations, the Company closed the sale of these properties in April 1999. With an effective date of February 1, 1999, the sales price was $600,000. The sales proceeds were used to reduce the Company's bank debt.

     GOMEZ GAS FIELD properties, encompassing 14,476 gross and 72 net acres in Pecos County, Texas, account for approximately 22% of the Company's discounted future net cash flows from proved reserves as of March 31, 1999, and for fiscal 1999, approximately 12% of oil and gas revenues and 5% of production costs.

     VIEJOS GAS FIELD properties, encompassing 2,594 gross and 197 net acres in Pecos County, Texas, account for approximately 20% of the Company's discounted future net cash flows from proved reserves as of March 31, 1999, and for fiscal 1999, approximately 30% of oil and gas revenues and 19% of production costs.

     In September 1998, the Company, as operator, successfully re-entered a gas well in Pecos County, Texas at a cost to the Company of approximately $112,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on January 29, 1999. The Company owns a 100% working interest and a 75.375% net revenue interest in this well.

     In March 1999, the Company, as operator, successfully re-entered a second gas well in Pecos County, Texas at a cost to the Company of approximately $67,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on April 20, 1999. The Company owns a 97% working interest and a 70.325% net revenue interest in this well.

     The Company owns interests in and operates seven producing wells and one well that is shut in. The Company also owns partial interests in an additional 1,592 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Alabama, Montana, North Dakota and Utah. The Company operates one water injection well and owns partial interests in three additional injection wells. Additional information concerning these properties and the oil and gas reserves of the Company is provided below.

     The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per mcf of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 1999, 1998 and 1997.

                        PRODUCTION, PRICE AND COST DATA

                                                     Year Ended March 31,
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------
Oil (a):
Production (Bbls) .......................       49,573       63,800       39,363
Revenue .................................   $  600,285   $1,129,331   $  869,337
Average Bbls per day ....................          136          175          108
Average sales price per Bbl .............   $    12.11   $    17.70   $    22.09
Gas (b):
Production (Mcf) ........................      482,948      432,343      236,034
Revenue .................................   $  903,338   $  960,786   $  583,787
Average Mcf per day .....................        1,323        1,185          647
Average sales price per Mcf .............   $     1.87   $     2.22   $     2.47
Production cost:
Production cost .........................   $  644,563   $  663,525   $  346,765
Equivalent Bbls (c) .....................      130,064      135,857       78,702
Production cost per equivalent Bbl ......   $     4.96   $     4.88   $     4.41
Production cost per sales dollar ........   $     0.43   $     0.32   $     0.24
Total oil and gas revenues ..............   $1,503,623   $2,090,117   $1,453,124

(a) Includes condensate.
(b) Includes natural gas products.
(c) Gas production is converted to equivalent bbls at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

COMPETITION

     The oil and gas industry is a highly competitive business. Competition for oil and gas reserve acquisitions is significant. The Company may compete with major oil and gas companies, other independent oil and gas companies and individual producers and operators with significantly larger financial and other resources. Competitive factors include price, contract terms, and types and quality of service, including pipeline distribution. The price for oil and gas is widely followed and is generally subject to worldwide market factors.

MAJOR CUSTOMERS

     The Company had sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

                                                       1999    1998    1997
                                                       ----    ----    ----
     Koch Midstream Services Company ..............     30%     --      --
     Navajo Crude Oil Marketing Company ...........     25%     33%     46%
     Aquila Southwest Pipeline Corporation ........     --      15%     24%
     Sun Refining and Marketing Company ...........     --      --      10%

REGULATION

     The Company's exploration, development, production and marketing operations are subject to extensive rules and regulations by federal, state and local authorities. Numerous federal, state and local departments and agencies have issued rules and regulations, binding on the oil and gas industry, some of which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, bonds and reports concerning operations. Most states also have statutes and regulations governing conservation and safety matters, including the unitization and pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing of such wells. Such statutes and regulations may limit the rate at which oil and gas otherwise could be produced from the
Company's properties. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability.

     Currently there are no laws that regulate the price for sales of production by the Company. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain of its intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). The construction of pipelines and hubs are, to a limited extent, also subject to regulation under the Natural Gas Act of 1938 ("NGA"). The NGA also establishes comprehensive controls over interstate pipelines, including the transportation and resale of gas in interstate commerce. While these NGA controls do not apply directly to the Company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. The Federal Energy Regulatory Commission ("FERC") administers the NGA and NGPA.

     FERC has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC's regulatory programs generally allow more accurate and timely price signals from the consumer to the producer. Nonetheless, the ability to respond to market forces can and does add to price volatility, inter-fuel competition and pressure on the value of transportation and other services.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. Several proposals that might affect the natural gas industry are pending before Congress and the FERC. The Company cannot predict when or if any such proposals will become effective and their effect, if any, on the Company's operations. Historically, the natural gas industry has been heavily regulated and there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

ENVIRONMENTAL

     The Company, by nature of its oil and gas operations, is subject extensive federal, state and local environmental laws and regulations governing the protection of the environment. The Company is in compliance, in all material respects, with applicable environmental requirements. Although future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur material environmental costs.

INSURANCE

     The Company is subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. The Company maintains insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

EMPLOYEES

     As of March 31, 1999, the Company had two full-time and three part-time employees. The Company believes that relations with these employees are generally satisfactory. The Company's employees are not covered by collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

OFFICE FACILITIES

     The Company maintains its principal offices at 214 W. Texas, Suite 1101, Midland, Texas pursuant to a month to month lease.

     The following table sets forth certain information concerning the executive officers of the Company as of March 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Name              Age           Position
      ----              ---           --------
Nicholas C. Taylor       61   President and Chief Executive Officer
Donna Gail Yanko         55   Vice President, Operations and Corporate Secretary
Linda J. Crass           44   Treasurer, Controller and Assistant Secretary

     Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

     Nicholas C. Taylor was elected President, Treasurer and Director of the Company in April 1983 and continues to serve as President and Director on a part time basis, as required. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995 he was appointed by the Governor of Texas and serves as Chairman of the three member State Securities Board.

     Donna Gail Yanko has worked as part-time administrative assistant to the Chief Executive Officer and as Assistant Secretary of the Company until June 1992 when she was appointed Corporate Secretary. Mrs. Yanko was appointed to the position of Vice President and elected to the Board of Directors of the Company in 1990.

     Linda J. Crass has been Controller for the Company since July 1998 and was appointed Assistant Secretary in August 1998. In March 1999, Ms. Crass was appointed Treasurer of the Company and continues to serve as Assistant Secretary. From 1996 to 1998, Ms. Crass was employed in various accounting positions by Titan Exploration, Inc.. From 1989 to 1996, Ms. Crass served as Controller for Midland Resources, Inc.

Item No. 2.  Properties

TITLE TO OIL AND GAS PROPERTIES

     The Company believes that its methods of investigating title to its properties are consistent with practices customary in the oil and gas industry, and that such practices are adequately designed to enable it to acquire good title to such properties. The Company's properties may be subject to one or more royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the industry. Substantially all of the Company's properties are currently mortgaged under a deed of trust to secure funding through a revolving line of credit.

     The following table indicates the net oil and gas production of the Company in each of the last five years, all of which is located within the United States.

                             OIL AND GAS PRODUCTION

                 Year          Oil (Bbls)          Gas (MCF)
                 ----          ----------          ---------
                 1999            49,573             482,948
                 1998            63,800             432,343
                 1997            39,363             236,034
                 1996            29,058             186,419
                 1995            21,844             140,010

     The following table indicates the Company's total gross and net productive oil and gas wells and the total gross and net producing acreage as of March 31, 1999.
                       ACREAGE AND PRODUCING WELL SUMMARY

                                       Wells
                         --------------------------------           Producing
                               Oil               Gas                 Acreage
                         ---------------   --------------      -----------------
                         Gross     Net     Gross     Net        Gross       Net
                         -----    ------   -----    -----      -------     -----
Texas .................  1,108    16.946     80     2.092       88,581     2,439
New Mexico ............     59      .292     42      .190       15,834       128
Oklahoma ..............     13      .050     54      .177       37,622       126
Wyoming ...............      7      .041     17      .026        7,270        26
Louisiana .............     49      .015     13      .023       21,789        34
Arkansas ..............      1      .001     --        --          320        --
Kansas ................      3      .005     13      .039        9,160        27
Colorado ..............     --        --      7      .007        1,040         1
Alabama ...............      4      .008     --        --          640         1
Montana ...............     21      .018     --        --        7,189         4
North Dakota ..........     95      .083     --        --       25,744        16
Utah ..................      6      .012     --        --        3,806         9
                         -----    ------    ---     -----      -------     -----
TOTALS ................  1,366    17.471    226     2.554      218,995     2,811
                         =====    ======    ===     =====      =======     =====

(a) A gross well or acre is one in which an interest is owned. A net well or acre indicates the percentage of interest of a gross well or acre owned by the Company.
(b) Of these wells, one was shut in pending a pipeline connection. A pipeline connection was made on April 20, 1999.

     The following table sets forth the results of the drilling activity by the Company for the years ended March 31, 1999, 1998 and 1997.

                               DRILLING ACTIVITY

                         Net              Net             Net           Net
             Gross    Productive          Dry         Productive        Dry
Year         Wells    Exploratory     Exploratory     Development    Development
----         -----    -----------     -----------     -----------    -----------
1999           8           0               0              1.86            0
1998           8           0               0              2.56          .88
1997          12           0             .17              2.55            0

PROVED RESERVES

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 1999 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. The estimates as of March 31, 1998 and 1997 are based on evaluations prepared by T. Scott Hickman and Associates, Inc., Petroleum Engineers. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements. The Company emphasizes that reserve estimates are inherently imprecise and there can be no assurance that the reserves set forth below will be ultimately realized.

     In estimating reserves as of March 31, 1999, average prices of $14.36 per barrel for oil and $1.48 per mcf for gas were used, which were the average actual prices in effect for the Company's production.

     The Company has not filed any oil or gas reserve estimates or included any such estimates in reports to any other federal or foreign governmental authority or agency within the past twelve months.

     The estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves for the Company in the periods ended March 31 are summarized below.

                                 PROVED RESERVES

                                                           March 31,
                                             -----------------------------------
                                                1999         1998         1997
                                             ---------    ---------    ---------
Oil (Bbls):
Proved developed - Producing ............      193,970      213,939      280,894
Proved developed - Non-producing ........         --          5,176         --
Proved undeveloped ......................         --         26,745      155,395
                                             ---------    ---------    ---------
       Total ............................      193,970      245,860      436,289
                                             =========    =========    =========
Natural gas (Mcf):
Proved developed - Producing ............    3,182,342    2,769,794    2,399,539
Proved developed - Non-producing ........    1,011,971      170,738         --
Proved undeveloped ......................         --        256,062      556,680
                                             ---------    ---------    ---------
       Total ............................    4,194,313    3,196,594    2,956,219
                                             =========    =========    =========
Present value of estimated future
  net revenues before income taxes ......   $3,485,196   $3,892,533   $5,320,610
                                            ==========   ==========   ==========

     The preceding tables should be read in connection with the following definitions:

PROVED RESERVES

     Estimated quantities of oil and gas, based on geologic and engineering data, appear with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions.

PROVED DEVELOPED RESERVES

     Proved oil and gas reserves expected to be recovered through existing wells with existing equipment and operating methods. Developed reserves include both producing and non-producing reserves. Producing reserves are those reserves expected to be recovered from existing completion intervals producing as of the date of the reserve report. Non-producing reserves are currently shut-in awaiting a pipeline connection or in reservoirs behind the casing or at minor depths above or below the producing zone and are considered by production either from wells in the field, by successful drill-stem tests, or by core analysis. Non-producing reserves require only moderate expense for recovery.

PROVED UNDEVELOPED RESERVES

     Proved oil and gas reserves expected to be recovered from additional wells yet to be drilled or from existing wells where a relatively major expenditure is required for completion.

UNDEVELOPED ACREAGE

     The Company currently does not own any material inventory of non-productive acreage except in a partially developed prospect located in the Viejos Devonian Field of Pecos County, Texas. The Company owns from 8.31% to 12.02% working and royalty interests (net revenue interests 6.42% to 9.01%) in the Viejos Field of Pecos County, Texas, consisting of 2,594 gross acres and 20 wells. The Company is unable to determine the extent of future development, if any, in this field.

Item No. 3.  Legal Proceedings

     The Company is a plaintiff in a class action lawsuit against a gas purchaser involving a contract price dispute. The Company does not expect any expenses of a material nature to arise from this class action claim. The ultimate outcome is uncertain.

Item No. 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 1999.

                                     PART II

Item No. 5.  Market  For  Registrant's  Common  Equity and  Related  Stockholder
             Matters.

     The Company's common stock is traded in the over-the-counter market under the symbol MEXC. The registrar and transfer agent is American Securities Transfer & Trust, Denver, Colorado. As of March 31, 1999 the Company had 1,423 shareholders of record and 1,623,289 shares outstanding.

                          PRICE RANGE OF COMMON STOCK
                                                                  Bid Price
                                                           ---------------------
                                                            High            Low
                                                           -------         -----
   1999: (1)
        April - June 1998 ........................         7 3/4           7 3/4
        July - September 1998 ....................         7 3/4           7 3/4
        October - December 1998 ..................         7 3/4           7 1/2
        January - March 1999 .....................         7 11/16         7 1/2
   1998: (1)
        April - June 1997 ........................         5 1/2           5 1/2
        July - September 1997 ....................         7 1/2           5 1/2
        October - December 1997 ..................         7 3/4           7 1/2
        January - March 1998 .....................         7 3/4           7 1/2

(1) Reflects high and low bid information received from National Quotation Bureau, LLC.
(2) These bid quotations represent prices between dealers, without retail markup, markdown or commissions, and do not reflect actual transactions.
(3)  On May 27, 1999, the bid price was 7 5/8.

     The Company has not paid any dividends on its common stock, and it is the present policy of the Company not to do so, but to retain its earnings for future growth and business activities. The Company is also subject to certain loan covenants which include restrictions on payment of dividends.

Item No. 6.  Selected Financial Data

                                                                                     Years Ended March 31,
                                                      ------------------------------------------------------------------------------
                                                          1999             1998             1997             1996            1995
                                                      -----------      -----------      -----------      -----------     -----------
Statement of Operations Data:
Operating revenues ..............................     $ 1,510,005      $ 2,106,338      $ 1,458,741      $   816,788     $   558,587
Operating income (loss) .........................        (281,099)      (1,558,335)         521,123          195,020          99,491
Other income (expense) ..........................        (144,675)        (134,891)          (5,621)          17,285          15,334
Net income (loss) ...............................        (425,774)      (1,323,657)         377,867          200,606         104,843
Net Income (loss) per share - basic .............           (0.26)           (0.83)            0.27             0.15            0.09
Net Income (loss) per share - diluted ...........           (0.26)           (0.83)            0.27             0.15            0.09
Weighted average shares outstanding .............       1,623,289        1,594,752        1,423,229        1,342,628       1,173,229
Balance Sheet Data:
Properties and equipment, net ...................     $ 3,749,400      $ 4,078,053      $ 4,777,132      $ 2,331,344     $ 1,648,465
Total assets ....................................       4,043,015        4,542,486        5,109,199        2,612,039       1,951,896
Total debt ......................................       1,784,000        1,822,000        1,637,000             --              --
Stockholders' equity ............................       2,173,581        2,599,355        2,923,012        2,545,145       1,844,539
Cash Flow Data:
Cash provided by operations .....................     $   532,171      $ 1,118,566      $   866,931      $   396,409     $   255,649
EBITDA(1) .......................................     $   635,260      $ 1,252,539      $ 1,006,119      $   474,697     $   285,548

(1) EBITDA represents earnings before interest expense, income taxes, depreciation, depletion and amortization. Management of the Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

Item No. 7.  Management's  Discussion  and Analysis of Financial  Condition  and
             Results of Operations

     The  following   information   should  be  read  in  conjunction  with  the
information contained in the Consolidated Financial Statements and the notes thereto included in Item 8 of this report.

LIQUIDITY AND CAPITAL RESOURCES AND COMMITMENTS

     Historically,   the  Company  has  funded  its  operations,   acquisitions,
exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.

     In fiscal 1999, the Company used cash provided by operations and existing cash balances to fund its oil and gas property acquisitions and development. Working capital as of March 31, 1999 was a negative $307,819 due to current maturities of outstanding bank debt of $516,000. On April 21, 1999, the Company sold all of its oil and gas interests in Lazy JL field properties located in Garza County, Texas for $600,000 cash, adjusted for revenues and expenses from the effective date of February 1, 1999 through the date of closing. The sales proceeds were used to reduce the Company's outstanding debt under its line of credit with Bank of America.

     The Company has a revolving credit agreement with Bank of America, formerly NationsBank of Texas, which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1998 to increase the borrowing base to $2,085,000, with scheduled monthly reductions of $43,000 beginning September 5, 1998, and to extend the maturity date to August 15, 2000. At March 31, 1999, the borrowing base was $1,784,000. On April 21, 1999, with the sale of the Lazy JL field properties, the borrowing base was $1,639,107. The borrowing base is subject to redetermination on or about August 1, each year. Interest under this agreement is payable monthly at prime rate (7.75% at March 31, 1999 and 8.5% at March 31, 1998). The balance outstanding under this credit facility was $1,784,000 and $1,822,000 at March 31, 1999 and 1998, respectively. This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends. The credit facility is secured by substantially all of the Company's oil and gas properties and the common stock of it's subsidiary.

     The Company also has a letter of credit with Bank of America, Midland, Texas, which provides for unsecured borrowings up to $25,000 in lieu of a plugging bond with the Railroad Commission covering properties operated by the Company.

     During the first quarter of fiscal 1998, the Company increased capital by $1,000,000 from the issuance of 200,000 shares of common stock at $5.00 per share through a private placement. Proceeds of $500,000 were used to reduce the principal borrowings under the line of credit. The remainder was used for property acquisitions and drilling activity.

     Crude oil and natural gas prices have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. However, management believes the Company can maintain adequate liquidity for future needs.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     Oil and gas sales decreased from $2,090,117 in 1998 to $1,503,623 in 1999, a decrease of $586,494 or 28%. This decrease was primarily attributable to the decline in oil and gas prices and oil production during the year, offset in part by increased gas production from the acquisition and development of oil and gas properties. The average oil price decreased from $17.70 in 1998 to $12.11 per bbl in 1999, a decrease of $5.59 per bbl or 32%. The average gas price decreased from $2.22 in 1998 to $1.87 per mcf in 1999, a decrease of $0.35 per mcf or 16%. Oil production decreased from 63,800 bbls in 1998 to 49,573 bbls in 1999, a decrease of 14,227 bbls or 22%. Gas production increased from 432,343 mcf in 1998 to 482,948 mcf in 1999, an increase of 50,605 mcf or 12%.

     Other revenues decreased from $16,221 in 1998 to $6,382 in 1999, a decrease of $9,839 or 61%, primarily due to the recovery of a bad debt in 1998. There was no such item in 1999.

     Production costs decreased from $663,525 in 1998 to $644,563 in 1999, a decrease of $18,962 or 3%.

     Depreciation, depletion and amortization decreased from $2,808,753 in 1998 to $909,965 in 1999, a decrease of $1,898,788 or 68%, due primarily to an impairment of oil and gas properties in 1998 of $1,742,386. There was an additional impairment of oil and gas properties in the first quarter of fiscal 1999 of $288,393.

     General and administrative expenses increased from $192,395 in 1998 to $236,576 in 1999, an increase of $44,181 or 23%. This increase was primarily attributable to increased salaries and benefits ($55,402), franchise taxes ($14,328), engineering and geological costs ($11,186), officers' and directors' insurance ($6,708), and director fees ($6,700), offset in part by decreases in legal fees ($22,671), accounting fees ($16,625) and contract services ($12,407).

     Interest income increased from $2,121 in 1998 to $6,394 in 1999, an increase of $4,273, due to the increased funds invested in a money market account.

     Interest expense increased from $137,012 in 1998 to $151,069 in 1999, an increase of $14,057 or 10%. This increase was attributable to increased borrowing during 1999, offset in part by lower interest rates.

FISCAL 1998 COMPARED TO FISCAL 1997

     Oil and gas sales increased from $1,453,124 in 1997 to $2,090,117 in 1998, an increase of $636,993 or 44%. This increase was primarily due to the increase in oil and gas production from the acquisition and development of oil and gas properties, offset in part by declining oil and gas prices. The average oil price decreased from $22.09 in 1997 to $17.70 per bbl in 1998, a decrease of $4.39 per bbl or 20%. The average gas price decreased from $2.47 in 1997 to $2.22 per mcf in 1998, a decrease of $0.25 per mcf or 10%. Oil production increased from 39,363 bbls in 1997 to 63,800 bbls in 1998, an increase of 24,437 bbls or 62%. Gas production increased from 236,034 mcf in 1997 to 432,343 mcf in 1998, an increase of 196,309 mcf or 83%.

     Production costs increased from $346,765 in 1997 to $663,525 in 1998, an increase of $316,760 or 91%. Of this increase, $43,920 is attributable to increased production taxes relating to the increase in oil and gas sales with the remaining $272,840 attributable to increased operating expenses due to the acquisition and development of oil and gas properties and the related increase in production in 1998.

     Other revenues increased from $5,617 in 1997 to $16,221 in 1998, an increase of $10,604, primarily due to the recovery of a bad debt.

     Depreciation, depletion and amortization increased from $477,830 in 1997 to $2,808,753 in 1997, an increase of $2,330,923 or 488%, primarily due to an impairment of oil and gas properties of $1,742,386 which resulted from significantly lower oil prices and the related downward adjustment of estimated reserves. The acquisition and development of oil and gas properties in 1998 also contributed to this increase.

     General and administrative expenses increased from $113,023 in 1997 to $192,395 in 1998, an increase of $79,372 or 70%. This increase was primarily attributable to increased engineering and geological costs ($19,731), legal fees ($16,875), accounting fees ($15,375) and contract and consulting services ($14,582).

     Interest income decreased from $7,166 in 1997 to $2,121 in 1998, a decrease of $5,045 or 70%, due to the reduced funds invested in a money market account.

     Interest expense increased from $12,787 in 1997 to $137,012 in 1998, an increase of $124,225, due to increased borrowings and time outstanding under the bank line of credit.

OTHER MATTERS

FORWARDING-LOOKING STATEMENTS

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

YEAR 2000 ISSUE

     The Company is conducting an assessment of the business risks associated with the new century. These risks relate to the inability of certain software and embedded logic control devices to distinguish between the year 1900 and the year 2000. If not corrected, the year 2000 could cause such devices and software to fail or create erroneous results.

     The Company's accounting software vendor has modified its software to accurately handle the new century, at no additional cost to the Company. Therefore, the Company does not expect to incur any material expense or risk associated with its own information systems.

     To mitigate or prevent the risk related to the Company's customers and suppliers, formal communications have been initiated with key third parties in an attempt to ascertain their ability to continue to meet their obligations to the Company and the potential impact on the Company's operations and financial condition. The responses received are being evaluated, and the Company may choose to use alternative sources of supply, markets or develop other contingency plans. The process of evaluating third party Year 2000 readiness began in November 1998, is approximately 50 percent complete, and is scheduled for completion by September 30, 1999.

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

RISK FACTORS

     All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would decrease or increase by $17,840.

                                           1999           2000
                                        ---------      ----------
        Variable rate bank debt         $ 516,000      $1,268,000

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At March 31, 1999, the Company's largest credit risk associated with any single purchaser was $27,510. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for fiscal 1999 had increased or decreased by one cent, the Company's pretax loss would have decreased or increased  by $496.  If the average gas price for fiscal 1999 had  increased  or decreased  by one cent,  the  Company's  pretax  loss  would have  decreased  or
increased by $4,829.                 15

     Uncertainty of Reserve Information and Future Net Revenue Estimates. Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and gas prices, operating costs, development costs and remedial costs, all of which may vary considerably from actual results. As a result, estimates of the economically recoverable quantities of oil and gas and of future net cash flows expected therefrom may vary substantially. Moreover, there can be no assurance that the Company's reserves will ultimately be produced or that any undeveloped reserves will be developed.

     Reserve Replacement Risk. The Company's future success depends upon its ability to find, develop or acquire additional, economically recoverable oil and gas reserves. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent the Company can find, develop or acquire replacement reserves.

     Drilling and Operating Risks. Drilling and operating activities are subject to many risks, including well blow outs, cratering, fires, releases of toxic gases and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company incurs the risk that no commercially productive reservoirs will be encountered and there is no assurance that the Company will recover all or any portion of its investment in wells drilled or re-entered.

     Marketability of Production. The marketability of the Company's production depends in part on the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could all affect the Company's ability to produce and market its oil and gas.

Item No. 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants ..............   17
     Consolidated Balance Sheets .....................................   18
     Consolidated Statements of Operations ...........................   19
     Consolidated Statements of Stockholders' Equity .................   20
     Consolidated Statements of Cash Flows ...........................   21
     Notes to Consolidated Financial Statements ......................   22

               Report of Independent Certified Public Accountants


Board of Directors
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary, as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexco Energy Corporation and Subsidiary, as of March 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 14, 1999

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                As of March 31,

                                                       1999            1998
                                                   ------------    ------------
ASSETS
  Current assets
    Cash and cash equivalents                      $     96,198    $    241,348
    Accounts receivable:
      Oil and gas sales                                 179,269         199,427
      Related parties (note I)                            3,780           8,473
    Prepaid expenses                                     14,368          15,185
                                                   ------------    ------------
      Total current assets                              293,615         464,433

  Property and equipment, at cost
    (notes C, F and K)
      Oil and gas properties,
        using the full cost method                   10,495,391       9,915,701
      Other                                              21,874          20,252
                                                   ------------    ------------
                                                     10,517,265       9,935,953
      Less accumulated depreciation,
        depletion, and amortization                   6,767,865       5,857,900
                                                   ------------    ------------
      Property and equipment, net                     3,749,400       4,078,053
                                                   ------------    ------------
      Total assets                                 $  4,043,015    $  4,542,486
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable - trade                       $     85,434    $    121,131
    Current maturities of long term debt (note C)       516,000         322,000
                                                   ------------    ------------
      Total current liabilities                         601,434         443,131

  Long term debt (note C)                             1,268,000       1,500,000
                                                   ------------    ------------
      Total liabilities                               1,869,434       1,943,131

  Stockholders' equity
    Common stock - $0.50 par value; 40,000,000
      shares authorized; 1,623,289 shares issued
      and outstanding (note G)                          811,644         811,644
    Preferred stock - $1.00 par value;
      10,000,000 shares authorized (note G)                --              --
    Additional paid-in capital                        2,875,399       2,875,399
    Accumulated deficit                              (1,513,462)     (1,087,688)
                                                   ------------    ------------
      Total stockholders' equity                      2,173,581       2,599,355
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $  4,043,015    $  4,542,486
                                                   ============    ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,

                                           1999           1998          1997
                                       -----------    -----------   -----------
Operating revenues:
  Oil and gas                          $ 1,503,623    $ 2,090,117   $ 1,453,124
  Other                                      6,382         16,221         5,617
                                       -----------    -----------   -----------
    Total operating revenues             1,510,005      2,106,338     1,458,741

Operating expenses:
  Production                               644,563        663,525       346,765
  Depreciation, depletion,
    and amortization (note F)              909,965      2,808,753       477,830
  General and administrative               236,576        192,395       113,023
                                       -----------    -----------   -----------
    Total operating expenses             1,791,104      3,664,673       937,618
                                       -----------    -----------   -----------
                                          (281,099)    (1,558,335)      521,123
Other income (expense):
  Interest income                            6,394          2,121         7,166
  Interest expense                        (151,069)      (137,012)      (12,787)
                                       -----------    -----------   -----------
    Net other expense                     (144,675)      (134,891)       (5,621)
                                       -----------    -----------   -----------
Earnings (loss) before income taxes       (425,774)    (1,693,226)      515,502

Income tax expense (benefit) (note D)         --         (369,569)      137,635
                                       -----------    -----------   -----------
Net earnings (loss)                    $  (425,774)   $(1,323,657)  $   377,867
                                       ===========    ===========   ===========
Basic and diluted earnings
  (loss) per share                     $     (0.26)   $     (0.83)  $      0.27
                                       ===========    ===========   ===========
Weighted average outstanding
  shares, basic and diluted              1,623,289      1,594,752     1,423,229
                                       ===========    ===========   ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended March 31, 1999, 1998, and 1997

                                                                        Retained
                                                         Additional     earnings        Total
                                   Common stock           paid-in    (accumulated    Stockholders'
                               Shares        Amount       capital       deficit)       equity
                              ---------   -----------   -----------   -----------    -----------
Balance at April 1, 1996      1,423,229   $   711,614   $ 1,975,429   $  (141,898)   $ 2,545,145

Net earnings                       --            --            --         377,867        377,867
                              ---------   -----------   -----------   -----------    -----------
Balance at March 31, 1997     1,423,229       711,614     1,975,429       235,969      2,923,012

Net loss                           --            --            --      (1,323,657)    (1,323,657)

Issuance of common stock        200,060       100,030       899,970          --        1,000,000
                              ---------   -----------   -----------   -----------    -----------
Balance at March 31, 1998     1,623,289       811,644     2,875,399    (1,087,688)     2,599,355

Net loss                           --            --            --        (425,774)      (425,774)
                              ---------   -----------   -----------   -----------    -----------
Balance at March 31, 1999     1,623,289   $   811,644   $ 2,875,399   $(1,513,462)   $ 2,173,581
                              =========   ===========   ===========   ===========    ===========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (note A)
                              Year ended March 31,

                                                                1999           1998           1997
                                                            -----------    -----------    -----------
Cash flows provided by operating activities:
  Net earnings (loss)                                       $  (425,774)   $(1,323,657)   $   377,867
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Deferred income taxes                                          --         (341,181)        94,890
    Depreciation, depletion and amortization                    909,965      2,808,753        477,830
    (Increase) decrease in accounts receivable                   24,851         83,354       (182,671)
    Increase (decrease) in accounts payable                      22,312        (53,425)        58,922
    (Increase) decrease in prepaid assets                           817        (15,185)          --
    Increase (decrease) in income taxes payable                    --          (40,093)        40,093
                                                            -----------    -----------    -----------
      Net cash provided by operating activities                 532,171      1,118,566        866,931

Cash flows used in investing activities:
  Additions to oil and gas properties                          (643,377)    (2,089,136)    (1,294,556)
  Proceeds from sale of assets                                    5,678             64         32,449
  Additions to other property and equipment                      (1,622)       (13,959)        (3,791)
  Acquisition of Forman Energy Corporation                         --             --       (1,369,332)
                                                            -----------    -----------    -----------
      Net cash used in investing activities                    (639,321)    (2,103,031)    (2,635,230)

Cash flows (used in) provided by financing activities:
  Borrowings                                                       --          685,000      1,637,000
  Principal payments on long-term debt                          (38,000)      (500,000)          --
  Proceeds from issuance of common stock                           --        1,000,000           --
                                                            -----------    -----------    -----------
      Net cash (used in) provided by financing activities       (38,000)     1,185,000      1,637,000
                                                            -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents           (145,150)       200,535       (131,299)
Cash and cash equivalents at beginning of year                  241,348         40,813        172,112
                                                            -----------    -----------    -----------
Cash and cash equivalents at end of year                    $    96,198    $   241,348    $    40,813
                                                            ===========    ===========    ===========

   Interest paid                                            $   138,586    $   140,272    $     7,298
   Income taxes paid                                        $      --      $    24,731    $     2,652

Non-cash investing and financing activities:
Included in trade accounts payable at March 31:
Acquisition and development costs of oil and gas properties $    25,041    $    83,050    $    76,407

The purchase of Forman Energy Corporation on February 25, 1997 resulted in the assumption of a deferred tax liability and account payable as follows:

             Assets acquired         $  1,591,000
             Cash paid                  1,369,000
                                     ------------
             Liabilities assumed     $    222,000
                                     ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Mexco Energy Corporation and its wholly-owned subsidiary, Forman Energy Corporation (collectively, the "Company") is engaged in the acquisition, exploration, development and production of domestic oil and gas and owns producing properties and undeveloped acreage in twelve states. The majority of the Company's activities are centered in West Texas. Although most of the Company's oil and gas interests are operated by others, the Company does operate several properties in which it owns an interest.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts and money market funds, some of which are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Oil and Gas Properties. Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with the acquisition, exploration, and development of properties (successful or not), including leasehold acquisition costs, geological and geophysical costs, lease rentals, exploratory and developmental drilling and equipment costs, are capitalized. Costs are amortized using the units-of-production method based upon estimates of proved oil and gas reserves. If unamortized costs, less related deferred income taxes, exceed the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, less related income tax effects, the excess is charged to expense. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

Other Property and Equipment. Provisions for depreciation of office furniture and equipment are computed on the straight-line method based on estimated useful lives of five to ten years.

Earnings (Loss) Per Common Share. Net earnings (loss) per share is calculated using the weighted average number of shares outstanding during each year presented. There were no potential common stocks outstanding for March 31, 1997 or 1998. Potential common stocks (options) are excluded for March 31, 1999 as their inclusion would have an antidilutive effect on loss per share.

Income Taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

Environmental. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no significant environmental expenditures or liabilities for the years ended March 31, 1999, 1998 or 1997.

Use of Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the these financial statements. Although Management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves and the related present value of estimated future net cash flows therefrom.

Stock Options. The Company accounts for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation costs are recognized only in situations where stock compensatory plans award intrinsic value to recipients at the date of grant. The Financial Accounting Standards Board has issued a proposed Interpretation of APB Opinion 25, which may require the Company to recognize compensation costs related to stock options granted to outside directors and independent consultants. The final Interpretation is expected in 1999. If adopted, the Interpretation would apply to events that occur after December 15, 1998.

Financial Instruments. Cash and money market funds, stated at cost, are available upon demand and approximate fair value. Interest rates associated with the Company's long-term debt are linked to current market rates. As a result, management believes that the carrying amount approximates the fair value of the Company's credit facilities. All financial instruments are held for purposes other than trading.

Reclassifications. Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation. For the year ended March 31, 1999, the Company has presented its Statement of Cash Flows using the indirect method. The Statements of Cash Flows for prior years have been restated using the same presentation.

NOTE B - BUSINESS COMBINATION

     On February 25, 1997, the Company acquired Forman Energy Corporation. The acquisition has been accounted for under the purchase method of accounting, and the operations of the acquired company are included subsequent to February 1, 1997. The purchase price of approximately $1,591,000 was allocated to the assets, primarily oil and gas properties, acquired on the basis of their estimated fair value.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B (CONTINUED)

     The following summarized pro forma, unaudited information for the year ended March 31, 1997 assumes the acquisition of Forman had occurred on April 1, 1996:
       Revenues                                 $1,831,031
       Net earnings                                476,948
       Basic and diluted earnings per share            .34

NOTE C - DEBT

     The Company has a revolving credit agreement with Bank of America, N.A., formerly NationsBank of Texas, N.A., which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1998 to increase the borrowing base to $2,085,000, with scheduled monthly reductions of $43,000 beginning September 5, 1998, and to extend the maturity date to August 15, 2000. At March 31, 1999, the borrowing base was $1,784,000. On April 2, 1999, with the sale of the Lazy JL field properties, the borrowing base was $1,639,107 and sales proceeds of $600,000 were used to reduce the outstanding debt. The borrowing base is subject to redetermination on or about August 1, each year. Current amounts due under the facility of $516,000 and $322,000 at March 31, 1999 and 1998, respectively, are reflected in the financial statements. Interest under this agreement is payable monthly at prime rate (7.75% at March 31, 1999 and 8.5% at March 31, 1998). The balance outstanding under this credit facility was $1,784,000 and $1,822,000 at March 31, 1999 and 1998, respectively. This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends. The credit facility is secured by substantially all of the Company's oil and gas properties and the common stock of it's subsidiary.

     The Company also has a letter of credit with Bank of America providing for unsecured borrowings up to $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering properties operated by the Company.

NOTE D - INCOME TAXES

     Components of income tax expense (benefit) for years ended March 31 are as follows:
                                            1999          1998          1997
                                         ---------     ---------     ---------
        Current:
          Federal ...................    $    --       $ (28,388)    $  40,994
          State .....................         --            --           1,751
                                         ---------     ---------     ---------
                                              --         (28,388)       42,745
        Deferred:
          Federal ...................         --        (301,814)       83,941
          State .....................         --         (39,367)       10,949
                                         ---------     ---------     ---------
                                              --        (341,181)       94,890
                                         ---------     ---------     ---------
  Income tax expense (benefit) ......    $    --       $(369,569)    $ 137,635
                                         =========     =========     =========

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D. (CONTINUED)

     Deferred tax assets, valuation allowance, and liabilities at March 31 are as follows:

                            1999                    1998
  Deferred tax assets:
    Percentage depletion carryforwards ...........    $ 169,271     $ 142,218
    Net operating loss carryforwards .............      230,763       101,780
    Valuation allowance ..........................     (271,818)     (135,890)
                                                      ---------     ---------
                                                        128,216       108,108
  Deferred tax liabilities:
    Excess financial accounting bases over
      tax bases of property and equipment ........     (128,216)     (108,108)
                                                      ---------     ---------
        Net deferred tax assets (liabilities) ....    $    --       $    --
                                                      =========     =========
  Increase (decrease) in valuation allowance
    for the year .................................    $ 135,928     $ 135,890
                                                      =========     =========

     As of March 31, 1999, the Company has statutory depletion carryforwards of approximately $651,000, which do not expire, and operating loss carryforwards of approximately $888,000, which if not utilized begin to expire in 2018.

     A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                               1999         1998         1997
                                            ---------    ---------    ---------
Tax expense (benefit) at statutory rate ..  $(144,763)   $(575,697)   $ 175,271
Increase (decrease) in valuation allowance    135,928      135,890       (3,072)
State income taxes .......................       --           --          8,215
Prior year over accrual ..................       --        (28,388)      (4,794)
Effect of graduated rates ................     34,062      130,450      (41,241)
Other ....................................    (25,227)     (31,824)       3,256
                                            ---------    ---------    ---------
                                            $    --      $(369,569)   $ 137,635
                                            =========    =========    =========

NOTE E - MAJOR CUSTOMERS

     The Company operates exclusively within the United States and it's revenues and operating income are derived predominately from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are unsecured. Historically, the Company has not experienced significant credit losses on its oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E. (CONTINUED)

     In fiscal 1999, two purchasers accounted for 30% and 25%, respectively, of revenues. In fiscal 1998, two purchasers accounted for 33% and 15%, respectively, of revenues. In fiscal 1997, three purchasers accounted for 46%, 24% and 10%, respectively, of revenues.

NOTE F - OIL AND GAS COSTS

     The costs related to the oil and gas activities of the Company were incurred as follows:

                                       Year ended March 31,
                               ------------------------------------
                                  1999         1998         1997
                               ----------   ----------   ----------
  Property acquisition costs   $  207,325   $  751,160   $  562,363
  Development costs            $  436,052   $1,261,569   $  808,600

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                           1999          1998          1997
                                       -----------   -----------   -----------
  Proved oil and gas properties        $10,331,594   $ 9,854,099   $ 7,698,866
  Unproved oil and gas properties          163,797        61,602       121,120
                                       -----------   -----------   -----------
                                        10,495,391     9,915,701     7,819,986
  Less accumulated depreciation,
    depletion, and amortization          6,759,416     5,853,458     3,046,602
                                       -----------   -----------   -----------
                                       $ 3,735,975   $ 4,062,243   $ 4,773,384
                                       ===========   ===========   ===========

     Depreciation, depletion, and amortization expense included a full cost ceiling write-down of $288,393 for the first quarter of fiscal 1999 and $1,742,386 for the fourth quarter of fiscal 1998 due to declines in oil and gas prices and the related downward adjustment of estimated reserves. Depreciation, depletion, and amortization amounted to $6.97, $20.66 and $6.02 per equivalent barrel of production for the years ended March 31, 1999, 1998, and 1997, respectively.

NOTE G - STOCKHOLDERS' EQUITY

     In May 1997, the Company completed a private placement of 200,000 shares of common stock at $5.00 per share. The proceeds of $1,000,000 were used to reduce debt and finance property acquisitions.

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

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE BENEEFIT PLAN

     The Company adopted an employee incentive stock plan effective September 15, 1997. Under the plan, 350,000 shares are available for distribution. Awards, granted at the discretion of the compensation committee of the Board of Directors, include stock options or restricted stock. Stock options may be an incentive stock option or a nonqualified stock option. Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant, and are subject to forfeiture if employment terminates. Restricted stock may be granted with a condition to attain a specified goal. The purchase price will be at least $5.00 per share of restricted stock. The awards of restricted stock must be accepted within sixty days and will vest as determined by agreement. Holders of restricted stock have all rights of a shareholder of the Company.

     During fiscal 1999, 100,000 options were granted. Of these 20,000 options were granted to a consultant and 10,000 options were granted to an outside director. As of March 31, 1999 there were 90,000 options outstanding under this plan with exercise prices ranging from $7.50 to $7.75. The exercise price of all options granted equaled or exceeded the market price of the stock on the date of grant.

     The summary of the status of the Company's stock option plan at March 31, 1999 and the changes during the year then ended is presented below:

                                                              Weighted
                                                 Company       Average
                                                  Shares    Exercise Price
                                                 -------    --------------
  Options outstanding, beginning of year            --      $     --
  Options granted                                100,000         7.63
  Options forfeited                               10,000         7.75
  Options exercised                                 --            --
                                                 -------    --------------
  Options outstanding, end of year                90,000    $    7.61
                                                 =======    ==============

     No options were exercisable at March 31, 1999. At April 2, 1999, 7,500 options were exercisable with an exercise price of $7.75.

     Weighted average grant date fair value of stock options granted, was $4.04 for 1999, calculated in accordance with the Black-Scholes option pricing model, using the following weighted average assumptions:

     Expected volatility                   27.89%
     Expected dividend yield                   0%
     Expected option term                  10 years
     Risk-free rate of return               5.72%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H. (CONTINUED)

     Options to purchase common stock outstanding were as follows:

          Number outstanding                          90,000
          Range of exercise prices               $7.50-$7.75
          Weighted average exercise price              $7.61
          Weighted average years to expiration          9.56

     Since the Company applies the intrinsic value method in accounting for its stock option plan, it generally records no compensation cost for its stock options (note A). If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under the plan, the Company's net loss would have been increased by $51,415 in fiscal 1999. Basic and diluted loss per share would have been increased by $0.03 per share in fiscal 1999.

NOTE I - RELATED PARTY TRANSACTIONS

     The Company serves as operator of properties in which the majority stockholder has interests and bills the majority stockholder for lease operating expenses on a monthly basis subject to usual trade terms. The billings totaled $21,981, $50,097 and $112,657 for the years ended March 31, 1999, 1998, and
1997, respectively.

NOTE J - SUBSEQUENT EVENT

     On April 21, 1999, the Company sold all of its oil and gas interests in Lazy JL field properties located in Garza County, Texas for $600,000 cash, adjusted for revenues and expenses from the effective date of February 1, 1999 through the date of closing. The sales proceeds were used to reduce the Company's outstanding debt under its line of credit with Bank of America.

NOTE K - OIL AND GAS RESERVE DATA (UNAUDITED)

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the Securities and Exchange Commission and Financial Accounting Standards Board. These guidelines require that reserve estimates be prepared under existing economic and operating conditions, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 1999 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. The estimates as of March 31, 1998 and 1997 are based on evaluations prepared by T. Scott Hickman and Associates, Inc., Petroleum Engineers.

     Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change. The following estimates of proved reserves quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K. (CONTINUED)

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                                    1999                        1998                        1997
                                            ---------------------       ---------------------       ---------------------
                                              Bbls         Mcf            Bbls         Mcf           Bbls          Mcf
                                            -------     ---------       -------     ---------       -------     ---------
Proved reserves, beginning of year          246,000     3,197,000       436,000     2,956,000       425,000     1,920,000
Revision of previous estimates               (2,000)      348,000      (132,000)      268,000      (113,000)      411,000
Purchase of minerals in place                  --         939,000         6,000       405,000        89,000       902,000
Extensions and discoveries                     --         193,000          --            --          75,000        83,000
Production                                  (50,000)     (483,000)      (64,000)     (432,000)      (40,000)     (236,000)
Sales of minerals in place                     --            --            --            --            --        (124,000)
                                            -------     ---------       -------     ---------       -------     ---------
Proved reserves, end of year                194,000     4,194,000       246,000     3,197,000       436,000     2,956,000
                                            =======     =========       =======     =========       =======     =========
PROVED DEVELOPED RESERVES (UNAUDITED):
Beginning of year                           219,000     2,941,000       281,000     2,400,000       209,000     1,593,000
End of year                                 194,000     4,194,000       219,000     2,941,000       281,000     2,400,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED):
                                                     March 31,
                                   --------------------------------------------
                                       1999            1998            1997
                                   ------------    ------------    ------------
Future cash inflows                $  8,994,000    $  9,794,000    $ 13,901,000
Future production and
 development costs                   (2,989,000)     (3,791,000)     (5,678,000)
Future income taxes (a)                (715,000)       (612,000)     (1,348,000)
                                   ------------    ------------    ------------
Future net cash flows                 5,290,000       5,391,000       6,875,000
Annual 10% discount for
 estimated timing of cash flows      (2,220,000)     (1,896,000)     (2,427,000)
                                   ------------    ------------    ------------
Standardized measure of
 discounted future net cash flows  $  3,070,000    $  3,495,000    $  4,448,000
                                   ============    ============    ============

(a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K. (CONTINUED)

CHANGES IN STANDARIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):

                        Year ended March 31,
                                            1999         1998          1997
                                        -----------   -----------   -----------
Sales of oil and gas produced,
  net of production costs               $  (859,000)  $(1,427,000)  $(1,106,000)
Net changes in price and
  production costs                       (1,255,000)     (519,000)     (582,000)
Previously estimated development
  costs                                     296,000          --            --
Revisions of quantity estimates             389,000      (428,000)     (237,000)
Net change due to purchases
  and sales of minerals in place            527,000       456,000     1,338,000
Extensions and discoveries, less
  related costs                              81,000          --         678,000
Net change in income taxes                  (18,000)      475,000      (425,000)
Accretion of discount                       389,000       532,000       463,000
Changes in timing of estimated
  cash flows and other                       25,000       (42,000)      138,000
                                        -----------   -----------   -----------
Changes in standardized measure            (425,000)     (953,000)      267,000

Standardized measure, beginning of year   3,495,000     4,448,000     4,181,000
                                        -----------   -----------   -----------
Standardized measure, end of year       $ 3,070,000   $ 3,495,000   $ 4,448,000
                                        ===========   ===========   ===========

Item No. 9. Changes in and  Disagreements  With  Accountants  on Accounting  and
            Financial Disclosures

     None.

                                    PART III

Item No. 10.  Directors and Executive Officers of the Registrant

     The information required regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 29, 1999.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item No. 11.  Executive Compensation

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 29, 1999.

Item No. 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 29, 1999.

Item No. 13.  Certain Relationships and Related Transactions

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 29, 1999.

                                     PART IV

Item No. 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)     1. and 2.       Financial Statements and Schedules.

     See "Index to Consolidated Financial Statements" set forth in Item 8 of this Form 10-K.

     No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements or notes thereto referred to above.

        (a)     3.      Exhibits.

Exhibit
Number

3.1 Articles of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
3.2 Bylaws (incorporated by reference to the Company's Annual Report on Form 10K dated June 23, 1995).
10.1 Stock Option Plan (incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1997).
10.2 Bank Line of Credit (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
10.3 Partial Assignment, Bill of Sale and Conveyance between Mexco Energy Corporation and Shenandoah Petroleum Corporation dated April 21, 1999 (previously filed as exhibit 10.1 and incorporated by reference to Form 8-K dated April 21, 1999).
21 Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K dated Jun 24, 1998).


        (b)     Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the quarter ended March 31, 1999. A report on Form 8-K dated April 21, 1999 was filed under Item
2. Disposition of Assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                               MEXCO ENERGY CORPORATION

                               Registrant

                               By: /s/ Nicholas C. Taylor
                               -------------------------------------------------
                               Nicholas C. Taylor
                               President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 15, 1999, by the following persons on behalf of the Company and in the capacity indicated.

 /s/ Nicholas C. Taylor
 ---------------------------------------------------
     Nicholas C. Taylor
     President, Chief Executive Officer and Director

 /s/ Donna Gail Yanko
 ---------------------------------------------------
     Donna Gail Yanko
     Vice President, Operations and Director

 /s/ Linda J. Crass
 ---------------------------------------------------
     Linda J. Crass
     Controller, Treasurer and Assistant Secretary

 /s/ Thomas Graham, Jr.
 ---------------------------------------------------
     Thomas Graham, Jr.
     Chairman of the Board of Directors

 /s/ Thomas R. Craddick
 ---------------------------------------------------
     Thomas R. Craddick
     Director

 /s/ William G. Duncan, Jr.
 ---------------------------------------------------
     William G. Duncan, Jr.
     Director

 /s/ Jack D. Ladd
 ---------------------------------------------------
     Jack D. Ladd
     Director

 /s/ Gerald R. Martin
 ---------------------------------------------------
     Gerald R. Martin
     Director

                                INDEX TO EXHIBITS

 Exhibit
 Number      Exhibit                                                        Page
 ------      -------------------------------------------------------        ----
  3.1**      Articles of Incorporation.
  3.2*       Bylaws.
 10.1***     Stock Option Plan.
 10.2**      Bank Line of Credit.
 10.3****    Partial Assignment, Bill of Sale and Conveyance between
             Mexco Energy Corporation and Shenandoah Petroleum
             Corporation dated April 21, 1999.
 21**        Subsidiaries of the Company.





* Incorporated by reference to the Company's Annual Report on Form 10-K dated June 23, 1995.
** Incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998.
*** Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
**** Previously filed as exhibit 10.1 and incorporated by reference to Form 8-K dated April 21, 1999.