Form 10-Q
period 1999-06-30
MEXCO ENERGY CORP
filed 1999-08-11
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

  Common Stock, $0.50 par value: 1,623,289 shares outstanding at July 30, 1999

                            MEXCO ENERGY CORPORATION




                                Table of Contents

                                                                            Page


PART I.  FINANCIAL INFORMATION


Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
and March 31, 1999                                                            3

Consolidated Statements of Operations (Unaudited) for the three
month periods ended June 30, 1999 and June 30, 1998                           4

Consolidated Statements of Cash Flows (Unaudited) for the three month
periods ended June 30, 1999 and June 30, 1998                                 5

Note to Unaudited Consolidated Financial Statements                           6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     7

Quantitative and Qualitative Disclosures About Market Risk                   10


PART II.  OTHER INFORMATION                                                  11

SIGNATURES                                                                   12

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,        March 31,
                                                       1999            1999
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                          $     73,442    $     96,198
  Accounts receivable:
    Oil and gas sales                                   193,456         179,269
    Related parties                                       5,416           3,780
  Prepaid expenses                                       21,042          14,368
                                                   ------------    ------------
    Total current assets                                293,356         293,615

Property and equipment, at cost:
  Oil and gas properties and equipment,
    using full cost method, pledged                   9,969,021      10,495,391
  Office and computer equipment and software             21,874          21,874
                                                   ------------    ------------
                                                      9,990,895      10,517,265
  Less accumulated depreciation, depletion
    and amortization                                  6,874,163       6,767,865
                                                   ------------    ------------
    Property and equipment, net                       3,116,732       3,749,400
                                                   ------------    ------------
Total assets                                       $  3,410,088    $  4,043,015
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $    253,893    $    516,000
  Accounts payable and accrued expenses                  31,430          85,434
                                                   ------------    ------------
    Total current liabilities                           285,323         601,434

Long-term debt                                          987,107       1,268,000

Stockholders' equity:
  Preferred stock, par value $1 per share;
    10,000,000 shares authorized; none issued              --              --
  Common stock, par value $0.50 per share;
    40,000,000 shares authorized;
    1,623,289 shares issued and outstanding             811,644         811,644
  Additional paid in capital                          2,875,399       2,875,399
  Retained earnings (deficit)                        (1,549,385)     (1,513,462)
                                                   ------------    ------------
    Total stockholders' equity                        2,137,658       2,173,581
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  3,410,088    $  4,043,015
                                                   ============    ============

                   The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                        1999            1998
                                                    -----------     -----------
Operating revenue:
  Oil and gas sales                                 $   332,502     $   449,495
  Property operator fees                                  1,075           1,043
  Other                                                      76             928
                                                    -----------     -----------
    Total operating revenue                             333,653         451,466

Operating costs and expenses:
  Oil and gas production                                175,109         176,383
  Depreciation, depletion and amortization              106,298         496,345
  General and administrative                             62,910          66,415
                                                    -----------     -----------
    Total operating costs and expenses                  344,317         739,143

Other income and (expenses):
  Interest income                                           433           1,298
  Interest expense                                      (25,692)        (39,148)
                                                    -----------     -----------
    Net other income and expenses                       (25,259)        (37,850)
                                                    -----------     -----------
Income before income taxes                              (35,923)       (325,527)

Income tax expense                                         --              --
                                                    -----------     -----------
Net income                                          $   (35,923)    $  (325,527)
                                                    ===========     ===========

Net income per share:
  Basic                                             $     (0.02)    $     (0.20)
  Diluted                                           $     (0.02)    $     (0.20)

Weighted average shares outstanding:
  Basic                                               1,623,289       1,623,289
  Diluted                                             1,623,289       1,623,289

                   The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                            1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss                                               $ (35,923)   $(325,527)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation, depletion and amortization             106,298      496,345
      Increase in accounts receivable                      (15,823)      (4,412)
      Increase (decrease) in accounts payable              (31,434)       9,558
      Increase in prepaid assets                            (6,674)     (12,970)
                                                         ---------    ---------
   Net cash provided by operating activities                16,444      162,994

Cash flows from investing activities:
  Additions to property and equipment                      (93,537)    (279,400)
  Sale of property and equipment                           597,337         --
                                                         ---------    ---------
   Net cash provided by (used in) investing activities     503,800     (279,400)

Cash flows from financing activities:
  Long-term borrowings                                     100,000         --
  Principal payments on long-term debt                    (643,000)        --
                                                         ---------    ---------
   Net cash used in financing activities                  (543,000)        --
                                                         ---------    ---------
Net decrease in cash                                       (22,756)    (116,406)

Cash, beginning of the period                               96,198      241,348
                                                         ---------    ---------
Cash, end of period                                      $  73,442    $ 124,942
                                                         =========    =========

Interest paid                                            $  29,085    $  39,148
Income taxes paid                                        $    --      $    --

Non-cash investing and financing activities:
Included in trade accounts payable at June 30, 1999 are capital costs attributable to oil and gas properties of $2,471.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of June 30, 1999, and the results of its operations and cash flows for the interim periods ended June 30, 1999 and 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

For the first quarter of fiscal 1999, cash flow from operations was $16,444, which included the effects of an increase in accounts receivable and a decrease in accounts payable. Net cash flow was a negative $22,756. Cash of $93,537 was used for additions to property and equipment. Sales of the Lazy JL Field properties and salvaged equipment provided funds of $597,337.

In September 1998, the Company, as operator, re-entered a gas well in Pecos County, Texas at a cost of approximately $112,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on January 29, 1999. The Company owns a 100% working interest and a 75.375% net revenue interest in this well. Cash flow from this well was approximately $9,200 for the first three months of fiscal 2000.

In March 1999, the Company, as operator, re-entered a second gas well in Pecos County, Texas at a cost to the Company of approximately $72,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on April 20, 1999. The Company owns a 97% working interest and a 70.325%. Cash flow from this well was approximately $2,800 for the first three months of fiscal 2000. The Company installed a plunger lift system in July 1999 at a cost of approximately $6,000.

As part of the Company's focus on increasing profit margins and concentrating on gas reserves with low cost operations, the Company closed the sale of its Lazy JL oil field properties in April 1999 for $584,365. The Company used the sales proceeds to reduce its debt under the credit facility discussed below.

In April 1999, the Company acquired interests in non-producing acreage in Schleicher County, Texas at a cost of approximately $66,000. Funds were provided out of cash flow from operations and existing cash balances. The Company is presently reviewing several gas re-entry prospects on this acreage.

In June 1999, the Company abandoned the Inez Fasken lease in Midland County, Texas. Plugging costs, net of salvage, were approximately $22,000. The Company sold equipment salvaged from this lease for $12,972.

In July 1999, the Company acquired royalty interests in a producing gas well in Winkler County, Texas at a cost to the Company of approximately $94,000. Funds for this acquisition were provided by its credit facility discussed below.

In July 1999, the Company acquired working interests in and assumed operations of two producing gas wells in Schleicher County, Texas at a cost to the Company of approximately $133,000. Funds for this acquisition were provided by its credit facility discussed below.

The Company is reviewing several other re-entry projects in which it may participate. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on its bank credit facility discussed below.

At June 30, 1999, the Company had working capital of approximately $8,000 compared to negative working capital of approximately $308,000 at March 31, 1999, an increase of $316,000. This is due primarily to a reduction in current maturities of bank debt.

The Company has a revolving credit agreement with NationsBank of Texas, N.A. ("Bank") which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on April 21, 1999 to increase the borrowing base to $1,639,107, with scheduled monthly reductions of $43,000 per month beginning May 5, 1999. The maturity date of this loan is August 15, 2000. The borrowing base is subject to redetermination on or about August 1, of each year. The Bank is presently reviewing the borrowing base and anticipates a determination and a one-year extension of the maturity date by August 15, 1999. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (7.75% at June 30, 1999). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends. As of June 30, 1999, the balance outstanding under this agreement was $1,241,000.

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

To mitigate or prevent the risk related to the Company's customers and suppliers, formal communications have been initiated with key third parties in an attempt to ascertain their ability to continue to meet their obligations to the Company and the potential impact on the Company's operations and financial condition. The responses received are being evaluated, and the Company may choose to use alternative sources of supply, markets or develop other contingency plans. The process of evaluating third party Year 2000 readiness began in November 1998, is approximately 75 percent complete, and is scheduled for completion by September 30, 1999.

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

Results of Operations - Three Months Ended June 30, 1999 and 1998

The net loss for the quarter ended June 30, 1998 was $325,527, which included a full cost ceiling write-down of $288,393. The net loss for the quarter ended June 30, 1999 was $35,923. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $449,495 for the first quarter of fiscal 1999 to $332,502 for the same period of fiscal 2000. This decrease of $116,993 or 26% resulted primarily from decreased oil production. The sale of Lazy JL properties accounts for a decrease for the first quarter of fiscal 2000 as compared to fiscal 1999 of $99,977 in oil and gas sales, 7,355 bbls and 1,970 mcf. Normal production declines, down time due to remedial work and the abandonment of the Inez Fasken lease are other factors that account for declines in production. Oil and gas production quantities were 4,104 bbls and 134,743 mcf for the first quarter of fiscal 2000 and 14,206 bbls and 126,734 mcf for fiscal 1999, a decrease of 10,102 bbls, or 71%, and an increase of 8,009 mcf, or 6%. The two gas re-entries discussed previously account for increases in gas production of 16,044 mcf for the first quarter of fiscal 2000. Average gas prices decreased from $2.10 per mcf for the first quarter of fiscal 1999 to $1.98 per mcf for fiscal 2000, while average oil prices increased from $12.91 per bbl for fiscal 1999 to $15.97 per bbl for fiscal 2000.

Production costs decreased from $176,383 for the first quarter of fiscal 1999 to $175,109 for the same period of fiscal 2000, a decrease of $1,274. The sale of Lazy JL properties reduced production costs for the first quarter of 2000 as compared to fiscal 1999 by $84,016, while major remedial repairs, plugging costs and costs associated with new wells increased production costs.

General and administrative expenses decreased from $66,415 for the first quarter of fiscal 1999 to $62,910 for the same period of fiscal 2000, a decrease of $3,505. This decrease was primarily due to reductions in engineering fees of $10,079 and franchise taxes of $5,237, offset in part by increased salary and benefit costs of $11,837.

Depreciation, depletion and amortization based on production and other methods decreased from $496,345 for the first quarter of fiscal 1999 to $106,298 for the same period of fiscal 2000, a decrease of $390,047 or 79%. This decrease was primarily due to a full cost ceiling write-down in the first quarter of fiscal 1999 of $288,393 and the sale of Lazy JL properties.

Interest expense decreased from $39,148 for the first quarter of fiscal 1999 to $25,692 for the same period of fiscal 2000, a decrease of $13,456 or 34%, due to lower interest rates and reduced borrowings.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
           Quantitative and Qualitative Disclosures About Market Risk

All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes fiscal year maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would decrease or increase by $12,410.
                                      2000         2001        2002
                                   ---------    ---------   ---------
      Variable rate bank debt      $ 124,893    $ 516,000   $ 600,107

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At June 30, 1999, the Company's largest credit risk associated with any single purchaser was $45,677. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first quarter of fiscal 2000 had increased or decreased by one cent, the Company's pretax loss would have decreased or increased by $41. If the average gas price for the first quarter of fiscal 2000 had increased or decreased by one cent, the Company's pretax loss would have decreased or increased by $1,347.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     None.

Item 2.  Changes in securities

     None.

Item 3.  Defaults upon senior securities

     None.

Item 4.  Submission of matters to a vote of security holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     A report on Form 8-K dated April 21, 1999 was filed under Item 2. Disposition of Assets. A report on Form 8-K dated June 17, 1999 was filed under Item 1. Changes in Control of Registrant and Item 2. Acquisition or Disposition of Assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MEXCO ENERGY CORPORATION
                                                   (Registrant)



Dated: August 11, 1999                             Nicholas C. Taylor
                                                   -----------------------------
                                                   Nicholas C. Taylor, President