Form 10-Q
period 1999-09-30
MEXCO ENERGY CORP
filed 1999-11-10
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

 Common Stock, $0.50 par value: 1,623,289 shares outstanding at October 29, 1999

                            MEXCO ENERGY CORPORATION

                                Table of Contents

                                                                           Page

PART I.  FINANCIAL INFORMATION


Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
and March 31, 1999                                                            3

Consolidated Statements of Operations (Unaudited) for the three and
six month periods ended September 30, 1999 and September 30, 1998             4

Consolidated Statements of Cash Flows (Unaudited) for the six month
periods ended September 30, 1999 and September 30, 1998                       6

Note to Unaudited Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     8

Quantitative and Qualitative Disclosures About Market Risk                   12


PART II.  OTHER INFORMATION                                                  13


SIGNATURES                                                                   14

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,     March 31,
                                                        1999             1999
                                                    ------------    ------------
                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                          $    125,673    $     96,198
Accounts receivable:
  Oil and gas sales                                     227,611         179,269
  Trade                                                   4,826            --
  Related parties                                         3,905           3,780
Prepaid expenses                                         32,731          14,368
                                                   ------------    ------------
    Total current assets                                394,746         293,615

Property and equipment, at cost:
Oil and gas properties and equipment,
  using full cost method, pledged                    10,196,682      10,495,391
Office and computer equipment and software               21,874          21,874
                                                   ------------    ------------
                                                     10,218,556      10,517,265
Less accumulated depreciation, depletion
and amortization                                      6,974,113       6,767,865
    Property and equipment, net                       3,244,443       3,749,400
                                                   ------------    ------------
Total assets                                       $  3,639,189    $  4,043,015
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                  $       --      $    516,000
Accounts payable and accrued expenses                    74,012          85,434
                                                   ------------    ------------
    Total current liabilities                            74,012         601,434

Long-term debt                                        1,335,000       1,268,000

Stockholders' equity:
Preferred stock, par value $1 per share;
  10,000,000 shares authorized; none issued                --              --
Common stock, par value $0.50 per share;
  40,000,000 shares authorized;
  1,623,289 shares issued and outstanding               811,644         811,644
Additional paid in capital                            2,875,399       2,875,399
Retained earnings (deficit)                          (1,456,866)     (1,513,462)
                                                   ------------    ------------
    Total stockholders' equity                        2,230,177       2,173,581
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  3,639,189    $  4,043,015
                                                   ============    ============

                   The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                       1999             1998
                                                   -----------      -----------
Operating revenue:
Oil and gas sales                                  $   403,139      $   376,602
Property operator fees                                   1,723            1,044
Other                                                      942            1,268
                                                   -----------      -----------
Total operating revenue                                405,804          378,914

Operating costs and expenses:
Oil and gas production                                 128,342          192,059
Depreciation, depletion and amortization                99,950          168,464
General and administrative                              56,586           59,793
                                                   -----------      -----------
Total operating costs and expenses                     284,878          420,316

Other income and (expenses):
Interest income                                            246            1,842
Interest expense                                       (28,653)         (39,871)
                                                   -----------      -----------
Net other income and expenses                          (28,407)         (38,029)
                                                   -----------      -----------
Income (loss) before income taxes                       92,519          (79,431)

Income tax expense                                        --               --
                                                   -----------      -----------
Net income (loss)                                  $    92,519      $   (79,431)
                                                   ===========      ===========

Net income (loss) per share:
  Basic                                            $      0.06      $     (0.05)
  Diluted                                          $      0.06      $     (0.05)

Weighted average shares outstanding:
  Basic                                              1,623,289        1,623,289
  Diluted                                            1,623,289        1,623,289

                   The accompanying note is an integral part of the consolidated financial statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                       1999             1998
                                                   -----------      -----------
Operating revenue:
Oil and gas sales                                  $   735,641      $   826,097
Property operator fees                                   2,798            2,087
Other                                                    1,018            2,196
                                                   -----------      -----------
Total operating revenue                                739,457          830,380

Operating costs and expenses:
Oil and gas production                                 303,451          368,442
Depreciation, depletion and amortization               206,248          664,809
General and administrative                             119,496          126,208
                                                   -----------      -----------
Total operating costs and expenses                     629,195        1,159,459

Other income and (expenses):
Interest income                                            679            3,140
Interest expense                                       (54,345)         (79,019)
                                                   -----------      -----------
Net other income and expenses                          (53,666)         (75,879)
                                                   -----------      -----------
Income (loss) before income taxes                       56,596         (404,958)

Income tax expense                                        --               --
                                                   -----------      -----------
Net income (loss)                                  $    56,596      $  (404,958)
                                                   ===========      ===========

Net income (loss) per share:
  Basic                                            $      0.03      $     (0.25)
  Diluted                                          $      0.03      $     (0.25)

Weighted average shares outstanding:
  Basic                                              1,623,289        1,623,289
  Diluted                                            1,623,289        1,623,289

                   The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                            1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                      $  56,596    $(404,958)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation, depletion and amortization               206,248      664,809
    (Increase) decrease in accounts receivable             (51,793)       6,969
    Increase (decrease) in accounts payable                 (4,260)      39,570
    Increase in prepaid assets                             (18,363)      (6,006)
                                                         ---------    ---------
      Net cash provided by operating activities            188,428      300,384

Cash flows from investing activities:
  Additions to property and equipment                     (365,885)    (406,528)
  Sale of property and equipment                           655,932         --
                                                         ---------    ---------
    Net cash provided by (used in) investing activities    290,047     (406,528)

Cash flows from financing activities:
  Long-term borrowings                                     248,174         --
  Principal payments on long-term debt                    (697,174)        --
                                                         ---------    ---------
    Net cash used in financing activities                 (449,000)        --
                                                         ---------    ---------
Net increase (decrease) in cash                             29,475     (106,144)

Cash, beginning of the period                               96,198      241,348
                                                         ---------    ---------
Cash, end of period                                      $ 125,673    $ 135,204
                                                         =========    =========

Interest paid                                            $  55,976    $  65,820
Income taxes paid                                        $    --      $    --

Non-cash investing and financing activities:
Included in trade accounts payable at September 30, 1999 are capital costs attributable to oil and gas properties of $17,879. Included in trade accounts receivable at September 30, 1999 are proceeds from the sale of properties of $1,500.
                   The accompanying note is an integral part of the consolidated financial statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A. Organization and Significant Accounting Policies
--------------------------------------------------------

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of September 30, 1999, and the results of its operations and cash flows for the interim periods ended September 30, 1999 and 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

For the first six months of fiscal 1999, cash flow from operations was $188,428, which included the effects of an increase in accounts receivable and a decrease in accounts payable. Net cash flow was $29,475. Cash of $365,885 was used for additions to property and equipment. Sales of the Lazy JL Field properties, other oil and gas interests and salvaged equipment provided funds of $655,932. Net cash of $449,000 reduced bank debt.

In September 1998, the Company, as operator, re-entered a gas well in Pecos County, Texas at a cost of approximately $111,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on January 29, 1999. The Company owns a 100% working interest and a 75.375% net revenue interest in this well. Operating cash flow from this well was approximately $15,066 for the first six months of fiscal 2000.

In March 1999, the Company, as operator, re-entered a second gas well in Pecos County, Texas at a cost to the Company of approximately $72,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on April 20, 1999. The Company owns a 97% working interest and a 70.325% net revenue interest in this well. Operating cash flow from this well was approximately $9,325 for the first six months of fiscal 2000. The Company installed a plunger lift system in July 1999 at a cost of approximately $7,000.

As part of the Company's focus on increasing profit margins and concentrating on gas reserves with low cost operations, the Company closed the sale of its Lazy JL oil field properties in April 1999 for approximately $581,000. The Company used the sales proceeds to reduce its debt under the credit facility discussed below.

In April 1999, the Company acquired interests in non-producing acreage in Schleicher County, Texas at a cost of approximately $66,000. Funds were provided out of cash flow from operations and existing cash balances. The Company is presently reviewing several gas re-entry prospects on this acreage.

In June 1999, the Company abandoned the Inez Fasken lease in Midland County, Texas. Plugging costs, net of salvage, were approximately $23,000. The Company sold equipment salvaged from this lease for approximately $16,000.

In July 1999, the Company acquired royalty interests in a producing gas well in Winkler County, Texas at a cost to the Company of approximately $94,000. Funds for this acquisition were provided by its credit facility discussed below. Operating cash flow from this well was approximately $3,170 for the quarter ended September 30, 1999.

In July 1999, the Company acquired working interests in and assumed operations of two producing gas wells in Schleicher County, Texas at a cost to the Company of approximately $138,000. Funds for this acquisition were provided by its credit facility discussed below. The Company owns working interests of approximately 95% and 67.444% and net revenue interests of approximately 70.015% and 54.682%, respectively, in these wells. For the months of July and August, the Company's average daily production from these wells was approximately 7 mcf and 57 mcf, respectively. In September, the Company re-worked one of these wells and increased its average daily production from 7 mcf to approximately 188 mcf, which will decline as the reservoir is depleted over time.

The Company is reviewing several other projects in which it may participate. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on its bank credit facility discussed below.

At September 30, 1999, the Company had working capital of approximately $321,000 compared to negative working capital of approximately $308,000 at March 31, 1999, an increase of $629,000. This is due primarily to the reduction in current maturities of bank debt of $516,000 and higher oil and gas prices.

The Company has a revolving credit agreement with NationsBank of Texas, N.A. ("Bank") which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1999 to increase the borrowing base to $2,200,000, with scheduled monthly reductions of $28,000 per month beginning September 5, 1999, and extend the maturity date to August 15, 2001. As of September 30, 1999, the balance outstanding under this agreement was $1,335,000 and no required principal payments are anticipated for fiscal 2000 or 2001. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (8.25% at September 30, 1999). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

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

Year 2000 Issue
---------------

The Year 2000 problem is the result of computer systems and other equipment with embedded logic control devices that were designed to use two digits rather than four digits to define a year. As a result these systems and devices may be unable to distinguish between the year 1900 and the year 2000. If not corrected, such misinterpretations could result in systems failures or erroneous results.

The Company's desktop computer system is compliant, and its accounting software vendor has modified its software to accurately handle the new century, at no additional cost to the Company. The Company maintains very few computerized production and metering facilities and anticipates no interruption of production or significant expenditures associated with its own systems and devises.

The failure to correct, on a timely basis, a material Year 2000 problem could result in an interruption in the Company's operations or business activities. Such interruptions could have a material adverse affect on Company's results of operations, liquidity and financial condition. To mitigate or prevent the risk related to the Company's customers and suppliers, formal communications have been initiated with key third parties in an attempt to ascertain their ability to continue to meet their obligations to the Company. While some of these third parties are more prepared than others, the Company has no reason to believe that its key customers and suppliers will not be able to meet their obligations to the Company. This readiness assessment will continue through 1999. The Company cannot guarantee that all third parties of business importance will be prepared for the Year 2000. Should circumstances warrant it, the Company will pursue alternative sources of supply and markets. Due to the inherent uncertainty associated with the Year 2000 issue, particularly as it relates to third party Year 2000 readiness, the Company cannot ascertain whether the consequences of Year 2000 failures will have a material impact on the Company's future financial results, liquidity, condition or reporting.

The foregoing disclosure is based on the Company's current expectations, which could ultimately prove to be inaccurate. Factors, many of which are outside the control of the Company, include the failure of customers, suppliers, governmental entities and others to achieve compliance and the inability or failure to identify all critical Year 2000 issues or develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

Results of Operations - Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------

The net loss for the quarter ended September 30, 1998 was $79,431. Net income for the quarter ended September 30, 1999 was $92,519. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $376,602 for the second quarter of fiscal 1999 to $403,139 for the same period of fiscal 2000. This increase of $26,537 or 7% resulted primarily from higher oil and gas prices and increased gas production, offset in part by decreased oil production. The sale of Lazy JL properties accounts for a decrease for the second quarter of fiscal 2000 as compared to fiscal 1999 of $82,351 in oil and gas sales, 6,373 bbls and 1,211 mcf. Normal production declines, down time due to remedial work and the abandonment of the Inez Fasken lease are other factors that account for declines in production. Oil and gas production quantities were 4,586 bbls and 130,602 mcf for the second quarter of fiscal 2000 and 12,204 bbls and 117,438 mcf for fiscal 1999, a decrease of 7,618 bbls, or 62%, and an increase of 13,164 mcf, or 11%. The two gas re-entries and property acquisitions discussed previously account for increases in gas production of 16,320 mcf for the second quarter of fiscal 2000. Average gas prices increased from $1.94 per mcf for the second quarter of fiscal 1999 to $2.41 per mcf for fiscal 2000, while average oil prices increased from $12.20 per bbl for fiscal 1999 to $19.37 per bbl for fiscal 2000.

Production costs decreased from $192,059 for the second quarter of fiscal 1999 to $128,342 for the same period of fiscal 2000, a decrease of $63,717 or 33%. The sale of Lazy JL properties reduced production costs for the second quarter of 2000 as compared to fiscal 1999 by $64,006.

General and administrative expenses decreased from $59,793 for the second quarter of fiscal 1999 to $56,586 for the same period of fiscal 2000, a decrease of $3,207 or 5%.

Depreciation, depletion and amortization based on production and other methods decreased from $168,464 for the second quarter of fiscal 1999 to $99,950 for the same period of fiscal 2000, a decrease of $68,514 or 41%. This decrease was primarily due to the sale of Lazy JL properties and the acquisition of oil and gas properties discussed above.

Interest expense decreased from $39,871 for the second quarter of fiscal 1999 to $28,653 for the same period of fiscal 2000, a decrease of $11,218 or 28%, due to lower interest rates and reduced borrowings.

Results of Operations - Six Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------

The net loss for the six months ended September 30, 1998 was $404,958, which included a full cost ceiling write-down of $288,393. Net income for the six months ended September 30, 1999 was $56,596. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $826,097 for the first six months of fiscal 1999 to $735,641 for the same period of fiscal 2000. This decrease of $90,456 or 11% resulted primarily from decreased oil production, offset in part by increased gas production and higher oil and gas prices. The sale of Lazy JL properties accounts for a decrease for the first six months of fiscal 2000 as compared to fiscal 1999 of $182,328 in oil and gas sales, 13,728 bbls and 3,181 mcf. Normal production declines, down time due to remedial work and the abandonment of the Inez Fasken lease are other factors that account for declines in production. Oil and gas production quantities were 8,690 bbls and 265,345 mcf for the first six months of fiscal 2000 and 26,404 bbls and 243,823 mcf for fiscal 1999, a decrease of 17,714 bbls, or 67%, and an increase of 21,522 mcf, or 9%. The two gas re-entries and property acquisitions discussed previously account for increases in gas production of 32,364 mcf for the first six months of fiscal 2000. Average gas prices increased from $2.03 per mcf for the first six months of fiscal 1999 to $2.19 per mcf for fiscal 2000, while average oil prices increased from $12.59 per bbl for fiscal 1999 to $17.76 per bbl for fiscal 2000.

Production costs decreased from $368,442 for the first six months of fiscal 1999 to $303,451 for the same period of fiscal 2000, a decrease of $64,991 or 18%. The sale of Lazy JL properties reduced production costs for the first six months of 2000 as compared to fiscal 1999 by $148,022, while major remedial repairs, plugging costs and costs associated with new wells increased production costs.

General and administrative expenses decreased from $126,208 for the first six months of fiscal 1999 to $119,496 for the same period of fiscal 2000, a decrease of $6,712 or 5%.

Depreciation, depletion and amortization based on production and other methods decreased from $664,809 for the first six months of fiscal 1999 to $206,248 for the same period of fiscal 2000, a decrease of $458,561 or 69%. This decrease was primarily due a full cost ceiling write down of $288,393 in the first quarter of fiscal 1999, the sale of Lazy JL properties in the first quarter of fiscal 2000 and the acquisition of oil and gas properties discussed above.

Interest expense decreased from $79,019 for the first six months of fiscal 1999 to $54,345 for the same period of fiscal 2000, a decrease of $24,674 or 31%, due to lower interest rates and reduced borrowings.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
           Quantitative and Qualitative Disclosures About Market Risk

     All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes fiscal year maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would decrease or increase by $13,350.

                                     2000          2001            2002

      Variable rate bank debt    $     -       $     -      $    1,335,000

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At September 30, 1999, the Company's largest credit risk associated with any single purchaser was $46,271. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first six months of 2000 had increased or decreased by one cent, the Company's pretax loss would have decreased or increased by $87. If the average gas price for the first six months of fiscal 2000 had increased or decreased by one cent, the Company's pretax loss would have decreased or increased by $2,653.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

          None.

Item 2.  Changes in securities

          None.

Item 3.  Defaults upon senior securities

          None.

Item 4.  Submission of matters to a vote of security holders

On September 15, 1999, the Annual Meeting of the Shareholders of the Company was held in Midland, Texas, for the purpose of electing a Board of Directors.

Each of the six directors nominated by the Board of Directors was elected with 1,202,682 votes for and none against out of a total of 1,623,289 share of common stock of the Company issued and outstanding. William G. Duncan, Jr., Thomas Graham, Jr., Nicholas C. Taylor, Thomas R. Craddick, Jack D. Ladd and Donna Gail Yanko were duly elected to serve as directors until the next annual meeting and until the election of their respective successors.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MEXCO ENERGY CORPORATION
                                                   (Registrant)



Dated: November 10, 1999              /s/Nicholas C. Taylor
                                      ------------------------------------------
                                      Nicholas C. Taylor
                                      President



Dated: November 10, 1999              /s/Linda J. Crass
                                      ------------------------------------------
                                      Linda J. Crass
                                      Treasurer, Controller, Assistant Secretary