Form 10-Q
period 1999-12-31
MEXCO ENERGY CORP
filed 2000-02-07
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

 Common Stock, $0.50 par value: 1,623,289 shares outstanding at January 31, 2000

                            MEXCO ENERGY CORPORATION
                                Table of Contents

                                                                            Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets as of December 31, 1999 (Unaudited)
  and March 31, 1999                                                          3

  Consolidated Statements of Operations (Unaudited) for the three
  and nine month periods ended December 31, 1999 and December 31, 1998        4

  Consolidated Statements of Cash Flows (Unaudited) for the nine
  month periods ended December 31, 1999 and December 31, 1998                 6

  Notes to Unaudited Consolidated Financial Statements                        7

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   8

  Quantitative and Qualitative Disclosures About Market Risk                 12


PART II.  OTHER INFORMATION                                                  13
---------------------------

SIGNATURES                                                                   14
----------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       1999            1999
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $    134,799    $     96,198
   Accounts receivable:
      Oil and gas sales                                 230,348         179,269
      Trade                                               1,958            --
      Related parties                                     9,587           3,780
   Prepaid expenses                                      19,870          14,368
                                                   ------------    ------------
      Total current assets                              396,562         293,615

Property and equipment, at cost:
   Oil and gas properties and equipment,
      using full cost method, pledged                10,371,389      10,495,391
   Office and computer equipment and software            21,874          21,874
                                                   ------------    ------------
                                                     10,393,263      10,517,265
   Less accumulated depreciation, depletion
      and amortization                                7,072,763       6,767,865
                                                   ------------    ------------
      Property and equipment, net                     3,320,500       3,749,400
                                                   ------------    ------------
Total assets                                       $  3,717,062    $  4,043,015
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt               $       --      $    516,000
   Accounts payable and accrued expenses                140,844          85,434
                                                   ------------    ------------
      Total current liabilities                         140,844         601,434

Long-term debt                                        1,200,000       1,268,000

Stockholders' equity:
   Preferred stock, par value $1 per share;
      10,000,000 shares authorized; none issued            --              --
   Common stock, par value $0.50 per share;
      40,000,000 shares authorized;
      1,623,289 shares issued and outstanding           811,644         811,644
   Additional paid in capital                         2,875,399       2,875,399
   Retained earnings (deficit)                       (1,310,825)     (1,513,462)
                                                   ------------    ------------
      Total stockholders' equity                      2,376,218       2,173,581
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  3,717,062    $  4,043,015
                                                   ============    ============

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                        1999            1998
                                                    -----------     -----------
Operating revenue:
   Oil and gas sales                                $   429,744     $   329,541
   Property operator fees                                 1,723           1,043
   Other                                                   --                77
                                                    -----------     -----------
      Total operating revenue                           431,467         330,661

Operating costs and expenses:
   Oil and gas production                               115,227         154,809
   Depreciation, depletion and amortization              98,650         174,428
   General and administrative                            45,495          47,451
                                                    -----------     -----------
      Total operating costs and expenses                259,372         376,688

Other income and (expenses):
   Interest income                                          845           1,740
   Interest expense                                     (26,899)        (36,961)
                                                    -----------     -----------
      Net other income and expenses                     (26,054)        (35,221)
                                                    -----------     -----------
Income (loss) before income taxes                       146,041         (81,248)

Income tax expense                                         --              --
                                                    -----------     -----------
Net income (loss)                                   $   146,041     $   (81,248)
                                                    ===========     ===========

Net income (loss) per share:
      Basic                                         $      0.09     $     (0.05)
      Diluted                                       $      0.09     $     (0.05)

Weighted average shares outstanding:
      Basic                                           1,623,289       1,623,289
      Diluted                                         1,623,289       1,623,289

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                        1999            1998
                                                    -----------     -----------
Operating revenue:
   Oil and gas sales                                $ 1,165,385     $ 1,155,638
   Property operator fees                                 4,521           3,130
   Other                                                  1,018           2,273
                                                    -----------     -----------
      Total operating revenue                         1,170,924       1,161,041

Operating costs and expenses:
   Oil and gas production                               418,678         523,251
   Depreciation, depletion and amortization             304,898         839,237
   General and administrative                           164,991         173,659
                                                    -----------     -----------
      Total operating costs and expenses                888,567       1,536,147

Other income and (expenses):
   Interest income                                        1,524           4,880
   Interest expense                                     (81,244)       (115,980)
                                                    -----------     -----------
      Net other income and expenses                     (79,720)       (111,100)
                                                    -----------     -----------
Income (loss) before income taxes                       202,637        (486,206)

Income tax expense                                         --              --
                                                    -----------     -----------
Net income (loss)                                   $   202,637     $  (486,206)
                                                    ===========     ===========

Net income (loss) per share:
   Basic                                            $      0.12     $     (0.30)
   Diluted                                          $      0.12     $     (0.30)

Weighted average shares outstanding:
   Basic                                              1,623,289       1,623,289
   Diluted                                            1,623,289       1,623,289

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                            1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
   Net income (loss) $                                     202,637    $(486,206)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation, depletion and amortization          304,898      839,237
         (Increase) decrease in accounts receivable        (58,844)      51,754
          Decrease in accounts payable                      (6,552)      (1,657)
          Increase in prepaid assets                        (5,502)      (2,440)
                                                         ---------    ---------
   Net cash provided by operating activities               436,637      400,688

Cash flows from investing activities:
   Additions to property and equipment                    (467,817)    (512,951)
   Sale of property and equipment                          653,781         --
                                                         ---------    ---------
   Net cash provided by (used in) investing activities     185,964     (512,951)

Cash flows from financing activities:
   Long-term borrowings                                    248,174         --
   Principal payments on long-term debt                   (832,174)        --
                                                         ---------    ---------
   Net cash used in financing activities                  (584,000)        --
                                                         ---------    ---------
Net increase (decrease) in cash                             38,601     (112,263)

Cash, beginning of the period                               96,198      241,348
                                                         ---------    ---------
Cash, end of period                                      $ 134,799    $ 129,085
                                                         =========    =========

Interest paid                                            $  83,202    $ 103,285
Income taxes paid                                        $    --      $    --

Non-cash investing and financing activities:
Included in trade accounts payable at December 31, 1999 are capital costs attributable to oil and gas properties of $87,003.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of December 31, 1999, and the results of its operations and cash flows for the interim periods ended December 31, 1999 and 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

For the first nine months of fiscal 2000, cash flow from operations was $436,637, which included the effects of an increase in accounts receivable and a decrease in accounts payable. Net cash flow was $38,601. Cash of $467,817 was used for additions to property and equipment. Sales of the Lazy JL Field properties, other oil and gas interests and salvaged equipment provided funds of $653,781. Net cash of $584,000 reduced bank debt.

In September 1998, the Company, as operator, re-entered a gas well in Pecos County, Texas at a cost of approximately $111,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on January 29, 1999. The Company owns a 100% working interest and a 75.375% net revenue interest in this well. Operating cash flow from this well was approximately $20,000 for the first nine months of fiscal 2000 and $52,000 since the well was completed.

In March 1999, the Company, as operator, re-entered a second gas well in Pecos County, Texas at a cost to the Company of approximately $79,000. Funds for this project were provided out of cash flow from operations and existing cash balances. A pipeline connection was made on April 20, 1999. The Company owns a 97% working interest and a 70.325% net revenue interest in this well. Operating cash flow from this well was approximately $12,500 for the first nine months of fiscal 2000.

As part of the Company's focus on increasing profit margins and concentrating on gas reserves with low cost operations, the Company closed the sale of its Lazy JL oil field properties in April 1999 for approximately $581,000. The Company used the sales proceeds to reduce its debt under the credit facility discussed below.

In April 1999, the Company acquired interests in non-producing acreage in Schleicher County, Texas at a cost of approximately $66,000. In November 1999, the Company, as operator, began operations to re-enter a gas well on this acreage in which the Company has an approximate before-payout working interest of 97.247% and net revenue interest of 76.029%. The well was completed in January 2000 and is awaiting a pipeline connection. As of December 31, 1999 costs associated with the re-entry of this well were approximately $124,000. Funds are being provided out of cash flow from operations and existing cash balances.

In June 1999, the Company abandoned the Inez Fasken lease in Midland County, Texas. Plugging costs, net of salvage, were approximately $11,000. The Company sold equipment salvaged from this lease for approximately $28,000.

In July 1999, the Company acquired royalty interests in a producing gas well in Winkler County, Texas at a cost to the Company of approximately $94,000. Funds for this acquisition were provided by its credit facility discussed below. Operating cash flow from this well was approximately $6,000 for the period ended December 31, 1999.

In July 1999, the Company acquired working interests in and assumed operations of two producing gas wells in Schleicher County, Texas at a cost to the Company of approximately $138,000. Funds for this acquisition were provided by its credit facility discussed below. The Company owns working interests of approximately 95% and 67.444% and net revenue interests of approximately 70.015% and 54.682%, respectively, in these wells. For the months of July and August, the Company's average daily production from these wells was approximately 7 mcf and 57 mcf, respectively. In September, the Company re-worked one of these wells and increased its average daily production from 7 mcf to approximately 232 mcf, which will decline as the reservoir is depleted over time. Operating cash flow from these wells was approximately $65,000 for the period ended December 31, 1999.

The Company is reviewing several other projects in which it may participate. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on its bank credit facility discussed below.

At December 31, 1999, the Company had working capital of approximately $256,000 compared to negative working capital of approximately $308,000 at March 31, 1999, an increase of $564,000. This is due primarily to the reduction in current maturities of bank debt of $516,000 and higher oil and gas prices.

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), formerly NationsBank of Texas, which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1999 to increase the borrowing base to $2,200,000, with scheduled monthly reductions of $28,000 per month beginning September 5, 1999, and extend the maturity date to August 15, 2001. As of December 31, 1999, the balance outstanding under this agreement was $1,200,000 and the borrowing base was $2,038,000. No required principal payments are anticipated for fiscal 2000 or 2001. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (8.5% at December 31, 1999). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

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

The Company's desktop computer system is compliant, and its accounting software vendor modified its software to accurately handle the new century, at no additional cost to the Company. The Company has had no problems or significant expenditures associated with its own systems and devises.

The failure to correct, on a timely basis, a material Year 2000 problem could result in an interruption in the Company's operations or business activities. Such interruptions could have a material adverse affect on Company's results of operations, liquidity and financial condition. To mitigate or prevent the risk related to the Company's customers and suppliers, formal communications were initiated with key third parties in an attempt to ascertain their ability to continue to meet their obligations to the Company. The Company has had no problems with its customers and suppliers, and there is no reason to believe that they will not continue to be able to meet their obligations to the Company. The Company cannot guarantee that all third parties of business importance were prepared for the Year 2000. Should future circumstances warrant it, the Company will pursue alternative sources of supply and markets. Due to the inherent uncertainty associated with the Year 2000 issue, particularly as it relates to third party Year 2000 readiness, the Company cannot ascertain whether the consequences of Year 2000 failures will have a material impact on the Company's financial results, liquidity, condition or reporting.

The foregoing disclosure is based on the Company's current expectations, which could ultimately prove to be inaccurate. Factors, many of which are outside the control of the Company, include the failure of customers, suppliers, governmental entities and others to achieve compliance and the inability or failure to identify all critical Year 2000 issues or develop appropriate contingency plans for all Year 2000 issues that may have arisen.

Results of Operations - Three Months Ended December 31, 1999 and 1998
---------------------------------------------------------------------

Net income for the quarter ended December 31, 1999 was $146,041. The net loss for the quarter ended December 31, 1998 was $81,248. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $329,541 for the third quarter of fiscal 1999 to $429,744 for the same period of fiscal 2000. This increase of $100,203 or 30% resulted primarily from higher oil and gas prices and increased gas production, offset in part by decreased oil production. The sale of Lazy JL properties accounts for a decrease for the third quarter of fiscal 2000 as compared to fiscal 1999 of $85,725 in oil and gas sales, 7,250 bbls and 855 mcf. Normal production declines, down time due to remedial work and the abandonment of the Inez Fasken lease are other factors that account for declines in production. Oil and gas production quantities were 4,633 bbls and 129,637 mcf for the third quarter of fiscal 2000 and 12,367 bbls and 106,762 mcf for fiscal 1999, a decrease of 7,734 bbls, or 63%, and an increase of 22,875 mcf, or 21%. The two gas re-entries and property acquisitions discussed previously account for increases in gas production of 32,711 mcf for the third quarter of fiscal 2000. Average gas prices increased from $1.74 per mcf for the third quarter of fiscal 1999 to $2.48 per mcf for fiscal 2000, while average oil prices increased from $11.60 per bbl for fiscal 1999 to $23.33 per bbl for fiscal 2000.

Production costs decreased from $154,809 for the third quarter of fiscal 1999 to $115,227 for the same period of fiscal 2000, a decrease of $39,582 or 26%. The sale of Lazy JL properties reduced production costs for the third quarter of 2000 as compared to fiscal 1999 by $67,018, while major remedial repairs and costs associated with new wells increased production costs.

General and administrative expenses decreased from $47,451 for the third quarter of fiscal 1999 to $45,495 for the same period of fiscal 2000, a decrease of $1,956.

Depreciation, depletion and amortization based on production and other methods decreased from $174,428 for the third quarter of fiscal 1999 to $98,650 for the same period of fiscal 2000, a decrease of $75,778 or 43%. This decrease was primarily due a full cost ceiling write down of $288,393 in the first quarter of fiscal 1999, the sale of Lazy JL properties in the first quarter of fiscal 2000 and the acquisition of oil and gas properties discussed above.

Interest expense decreased from $36,961 for the third quarter of fiscal 1999 to $26,899 for the same period of fiscal 2000, a decrease of $10,062 or 27%, due primarily to decreased borrowings outstanding.

Results of Operations - Nine Months Ended December 31, 1999 and 1998
--------------------------------------------------------------------

Net income for the nine months ended December 31, 1999 was $202,637. The net loss for the nine months ended December 31, 1998 was $486,206, which included a full cost ceiling write-down of $288,393. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $1,155,638 for the first nine months of fiscal 1999 to $1,165,385 for the same period of fiscal 2000; an increase of $9,747. The sale of Lazy JL properties accounts for a decrease for the first nine months of fiscal 2000 as compared to fiscal 1999 of $268,053 in oil and gas sales, 20,978 bbls and 4,036 mcf. Normal production declines, down time due to remedial work and the abandonment of the Inez Fasken lease are other factors that account for declines in production. Oil and gas production quantities were 13,323 bbls and 394,982 mcf for the first nine months of fiscal 2000 and 38,778 bbls and 350,578 mcf for fiscal 1999, a decrease of 25,455 bbls, or 66%, and an increase of 44,404 mcf, or 13%. The two gas re-entries and property acquisitions discussed previously account for increases in gas production of 65,641 mcf for the first nine months of fiscal 2000. Average gas prices increased from $1.94 per mcf for the first nine months of fiscal 1999 to $2.29 per mcf for fiscal 2000, while average oil prices increased from $12.27 per bbl for fiscal 1999 to $19.70 per bbl for fiscal 2000.

Production costs decreased from $523,251 for the first nine months of fiscal 1999 to $418,678 for the same period of fiscal 2000, a decrease of $104,573 or 20%. The sale of Lazy JL properties reduced production costs for the first nine months of fiscal 2000 as compared to fiscal 1999 by $215,040, while major remedial repairs, plugging costs and costs associated with new wells increased production costs.

General and administrative expenses decreased from $173,659 for the first nine months of fiscal 1999 to $164,991 for the same period of fiscal 2000, a decrease of $8,668.

Depreciation, depletion and amortization based on production and other methods decreased from $839,237 for the first nine months of fiscal 1999 to $304,898 for the same period of fiscal 2000, a decrease of $534,339 or 64%. This decrease was primarily due a full cost ceiling write down of $288,393 in the first quarter of fiscal 1999, the sale of Lazy JL properties in the first quarter of fiscal 2000 and the acquisition of oil and gas properties discussed above.

Interest expense decreased from $115,980 for the first nine months of fiscal 1999 to $81,244 for the same period of fiscal 2000, a decrease of $34,736 or 30%, due primarily to decreased borrowings outstanding.

           Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

     All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes fiscal year maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would decrease or increase by $12,000.
                                             2000          2001          2002
                                         ----------    ----------     ----------

   Variable rate bank debt               $    --       $    --        $1,200,000

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At December 31, 1999, the Company's largest credit risk associated with any single purchaser was $46,221. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first nine months of fiscal 2000 had increased or decreased by one cent, the Company's pretax income would have decreased or increased by $133. If the average gas price for the first nine months of fiscal 2000 had increased or decreased by one cent, the Company's pretax income would have decreased or increased by $3,950.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
--------------------------

         None.

Item 2.  Changes in securities
------------------------------

         None.

Item 3.  Defaults upon senior securities
----------------------------------------

         None.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

         None.

Item 5.  Other Information
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEXCO ENERGY CORPORATION
                                  (Registrant)



Dated: February 7, 2000           /s/ Nicholas C. Taylor
                                  ----------------------------------------------
                                      Nicholas C. Taylor
                                      President

Dated: February 7, 2000           /s/ Linda J. Crass
                                  ----------------------------------------------
                                      Linda J. Crass
                                      Treasurer, Controller, Assistant Secretary