Form 10-K
period 2000-03-31
MEXCO ENERGY CORP
filed 2000-06-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended March 31, 2000 Commission File No. 0-6694

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

     As of May 30, 2000, the aggregate market value of the registrant's common stock held by non-affiliates (using the closing bid price of $4.375) was approximately $989,857.

     The number of shares outstanding of the registrant's common stock as of May 30, 2000 was 1,623,293.

     DOCUMENTS INCORPORATED BY REFERENCE Part III of this Report is incorporated by reference from the Registrant's Information Statement relating to its Annual Meeting of Stockholders to be held on September 29, 2000. Such Information Statement will be filed with the Commission not later than July 31, 2000.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.  Business .........................................................   3
Item 2.  Properties........................................................   6
Item 3.  Legal Proceedings.................................................   8
Item 4.  Submission of Matters to a Vote of Security Holders...............   9

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters...............................................   9
Item 6.  Selected Financial Data...........................................  10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  11
Item 8.  Financial Statements and Supplementary Data.......................  15
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures..............................  30

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  30
Item 11. Executive Compensation............................................  30
Item 12. Security Ownership of Certain Beneficial Owners and Management....  30
Item 13. Certain Relationships and Related Transactions....................  30

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  30
Signatures    ...............................................................32

                                     PART I

ITEM 1. BUSINESS

General

     Mexco Energy Corporation, a Colorado corporation, (the "Company", which reference shall include the Company's wholly-owned subsidiary) is an independent oil and gas company engaged in the acquisition, exploration and development of oil and gas properties located in the United States. Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980. At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company's common stock.

     On February 25, 1997 Mexco Energy Corporation acquired all of the issued and outstanding stock of Forman Energy Corporation, a New York corporation also engaged in oil and gas exploration and development.

     Since its inception, the Company has been engaged in acquiring and developing oil and gas properties and the exploration for and production of oil and gas within the United States. The Company continues to focus on the exploration for and development of natural gas and crude oil resources, as well as increased profit margins through reductions in operating costs. The Company's long-term strategy is to increase production and profits, while increasing its concentration on gas reserves.

     While the Company owns oil and gas properties in other states, the majority of its activities are centered in West Texas. The Company acquires interests in producing and non-producing oil and gas leases from landowners and leaseholders in areas considered favorable for oil and gas exploration, development and production. In addition, the Company may acquire oil and gas interests by joining in oil and gas drilling prospects generated by third parties. The Company may employ a combination of the above methods of obtaining producing acreage and prospects. In recent years, the Company has placed primary emphasis on the evaluation and purchase of producing oil and gas properties and re-entry prospects.

Oil and Gas Operations

     As of March 31, 2000, gas reserves constituted approximately 85% of the Company's total proved reserves and approximately 75% of the Company's revenues for fiscal 2000. Revenues from oil and gas royalty interests accounted for approximately 16% of the Company's revenues for fiscal 2000.

     VIEJOS GAS FIELD properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 24% of the Company's discounted future net cash flows from proved reserves as of March 31, 2000, and for fiscal 2000, approximately 34% of revenues and 21% of production costs.

     GOMEZ GAS FIELD properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 18% of the Company's discounted future net cash flows from proved reserves as of March 31, 2000, and for fiscal 2000, approximately 13% of revenues and 7% of production costs.

     The Company owns interests in and operates 10 producing wells and one shut-in well. The Company owns partial interests in an additional 1,395 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Alabama, Montana and North Dakota. Additional information concerning these properties and the oil and gas reserves of the Company is provided below.

     The following table indicates the Company's oil and gas production in each of the last five years, all of which is located within the United States:

      Year                                    Oil(Bbls)        Gas(MCF)
      ----                                    ---------        --------
      2000...................................    19,334         540,793
      1999...................................    49,573         482,948
      1998...................................    63,800         432,343
      1997...................................    39,363         236,034
      1996...................................    29,058         186,419

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

Major Customers

     The Company had sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

                                            2000         1999          1998
                                            ----         ----          ----
     Koch Midstream Services Company         35%          30%            -
     Navajo Crude Oil Marketing Company       -           25%           33%
     Aquila Southwest Pipeline Corporation    -            -            15%

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

     Currently there are no laws that regulate the price for sales of production by the Company. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). The construction of pipelines and hubs are, to a limited extent, also subject to regulation under the Natural Gas Act of 1938 ("NGA"). The NGA also establishes comprehensive controls over interstate pipelines, including the transportation in interstate commerce. While these NGA controls do not apply directly to the Company, their effect on natural gas markets can be significant in terms of competition and cost of transportation services. The Federal Energy Regulatory Commission ("FERC") administers the NGA and NGPA.

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

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. Several proposals that might affect the natural gas industry are pending before FERC. The Company cannot predict when or if any such proposals will become effective and their effect, if any, on the Company's operations. Historically, the natural gas industry has been heavily regulated and there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

Environmental

     The Company, by nature of its oil and gas operations, is subject extensive federal, state and local environmental laws and regulations governing the protection of the environment. The Company is in compliance, in all material respects, with applicable environmental requirements. Although future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur material environmental liabilities or costs.

Insurance

     The Company is subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. The Company maintains insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

Employees

     As of March 31, 2000, the Company had one full-time and three part-time employees. The Company believes that relations with these employees are generally satisfactory. The Company's employees are not covered by collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

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

ITEM 2. PROPERTIES

Oil and Natural Gas Reserves

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 2000 and 1999 are based on evaluations prepared by Joe
C. Neal and Associates, Petroleum Consultants. The estimates as of March 31, 1998 are based on evaluations prepared by T. Scott Hickman and Associates, Inc., Petroleum Engineers. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements. The Company emphasizes that reserve estimates are inherently imprecise and there can be no assurance that the reserves set forth below will be ultimately realized.

     In estimating reserves as of March 31, 2000, average prices of $27.74 per barrel for oil and $2.47 per mcf (million cubic feet) for gas were used, which were the average actual prices in effect for the Company's production.

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

                                 PROVED RESERVES
                                                          March 31,
                                             -----------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------
Oil (Bbls):
  Proved developed - Producing ..........      138,839      193,970      213,939
  Proved developed - Non-producing ......         --           --          5,176
  Proved undeveloped ....................         --           --         26,745
                                            ----------   ----------   ----------
    Total ...............................      138,839      193,970      245,860
                                            ==========   ==========   ==========
Natural gas (Mcf):
  Proved developed - Producing ..........    4,165,396    3,182,342    2,769,794
  Proved developed - Non-producing ......      589,951    1,011,971      170,738
  Proved undeveloped ....................         --           --        256,062
                                            ----------   ----------   ----------
    Total ...............................    4,755,347    4,194,313    3,196,594
                                            ==========   ==========   ==========
Present value of estimated future
  net revenues before income taxes ......   $6,144,644   $3,485,196   $3,892,533
                                            ==========   ==========   ==========

     The preceding tables should be read in connection with the following definitions:

     Proved Reserves. Estimated quantities of oil and gas, based on geologic and engineering data, appear with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved Developed Reserves. Proved oil and gas reserves expected to be recovered through existing wells with existing equipment and operating methods. Developed reserves include both producing and non-producing reserves. Producing reserves are those reserves expected to be recovered from existing completion intervals producing as of the date of the reserve report. Non-producing reserves are currently shut-in awaiting a pipeline connection or in reservoirs behind the casing or at minor depths above or below the producing zone and are considered recoverable by production either from wells in the field, by successful drill-stem tests, or by core analysis. Non-producing reserves require only moderate expense for recovery.

     Proved Undeveloped Reserves. Proved oil and gas reserves expected to be recovered from additional wells yet to be drilled or from existing wells where a relatively major expenditure is required for completion.

Productive wells and acreage

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates the Company's productive wells as of March 31, 2000:

                                                      Gross        Net
                                                      -----       -----
       Oil........................................    1,248          11
       Gas........................................      199           4
                                                      -----       -----
           Total Productive Wells.................    1,447          15
                                                      =====       =====

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2000 the only material undeveloped acreage the Company owned was approximately 1,128 gross and 355 net acres in the state of Texas.

     The following table sets forth the approximate developed acreage in which the Company held a leasehold mineral or other interest at March 31, 2000.

                                                           Developed Acres
                                                     ---------------------------
                                                      Gross                Net
                                                     -------             -------
Texas ..................................              82,870               1,828
New Mexico .............................              16,554                 145
North Dakota ...........................              23,999                  16
Louisiana ..............................              21,961                  28
Oklahoma ...............................              36,161                 122
Montana ................................               7,189                   4
Kansas .................................               7,240                  21
Wyoming ................................               1,798                   4
Colorado ...............................               1,040                   1
Alabama ................................                 640                   1
Arkansas ...............................                 320                --
                                                     -------             -------
Total ..................................             199,772               2,170
                                                     =======             =======

Drilling Activities

     The following table sets forth the drilling activity of the Company for the years ended March 31, 2000, 1999 and 1998.

                                         Years ended March 31,
                     -----------------------------------------------------------
                           2000                  1999                  1998
                     ----------------      ----------------     ----------------
                     Gross       Net       Gross       Net      Gross       Net
                     -----      -----      -----      -----     -----      -----
Exploratory Wells
  Productive             1        .01          -          -         -          -
  Nonproductive          -          -          -          -         -          -
                     -----      -----      -----      -----     -----      -----
    Total                1        .01          -          -         -          -
                     =====      =====      =====      =====     =====      =====
Development Wells
  Productive             1         .6          8        1.9         7        2.6
  Nonproductive          -          -          -          -         1         .9
                     -----      -----      -----      -----     -----      -----
    Total                1         .6          8        1.9         8        3.5
                     =====      =====      =====      =====     =====      =====

Net Production, Unit Prices and Costs

     The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per mcf of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 2000, 1999 and 1998.
                                                    Year Ended March 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------
Oil (a):
  Production (Bbls) .....................       19,334       49,573       63,800
  Revenue ...............................   $  416,405   $  600,285   $1,129,331
  Average Bbls per day ..................           53          136          175
  Average sales price per Bbl ...........   $    21.54   $    12.11   $    17.70
Gas (b):
  Production (Mcf) ......................      540,793      482,948      432,343
  Revenue ...............................   $1,262,556   $  903,338   $  960,786
  Average Mcf per day ...................        1,478        1,323        1,185
  Average sales price per Mcf ...........   $     2.33   $     1.87   $     2.22
Production cost:
  Production cost .......................   $  542,789   $  644,563   $  663,525
  Equivalent Bbls (c) ...................      109,466      130,064      135,857
  Production cost per equivalent Bbl ....   $     4.96   $     4.96   $     4.88
  Production cost per sales dollar ......   $     0.32   $     0.43   $     0.32
Total oil and gas revenues ..............   $1,678,961   $1,503,623   $2,090,117

(a) Includes condensate.
(b) Includes natural gas products.
(c) Gas production is converted to equivalent bbls at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a plaintiff in two class action lawsuits against gas purchasers involving contract price disputes. The Company does not expect any expenses of a material nature to arise from these class action claims. While recoveries from these lawsuits could be substantial, the ultimate outcome is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2000.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2000.

Name                      Age     Position
------------------        ---     ---------------------------------------------
Nicholas C. Taylor         62     President and Chief Executive Officer
Donna Gail Yanko           56     Vice President and Corporate Secretary
Linda J. Crass             45     Treasurer, Controller and Assistant Secretary

     Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

     Nicholas C. Taylor was elected President, Treasurer and Director of the Company in April 1983 and continues to serve as President and Director on a part time basis, as required. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995, he was appointed by the Governor of Texas and serves as Chairman of the three member State Securities Board.

     Donna Gail Yanko has worked as part-time administrative assistant to the Chief Executive Officer and as Assistant Secretary of the Company until June 1992 when she was appointed Corporate Secretary. Mrs. Yanko was appointed to the position of Vice President and elected to the Board of Directors of the Company in 1990.

     Linda J. Crass has been Controller for the Company since July 1998. Ms. Crass was appointed Assistant Secretary of the Company in August 1998 and Treasurer in March 1999. From 1996 to 1998 Ms. Crass was employed by Titan Exploration, Inc. in various accounting positions. From 1989 to 1996, Ms. Crass served as Controller for Midland Resources, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market under the symbol MEXC. The registrar and transfer agent is American Securities Transfer & Trust, P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-986-5400). As of March 31, 2000 the Company had 1,404 shareholders of record and 1,623,289 shares outstanding.

                           PRICE RANGE OF COMMON STOCK

                                                     Bid Price
                                           -----------------------------
                                            High                   Low
                                           -------               -------
  2000: (1)
        April - June 1999                  7 11/16                7 5/8
        July - September 1999              7 1/2                  5 1/2
        October - December 1999            5 1/2                  5
        January - March 2000               5                      4 7/8
  1999: (1)
        April - June 1998                  7 3/4                  7 3/4
        July - September 1998              7 3/4                  7 3/4
        October - December 1998            7 3/4                  7 1/2
        January - March 1999               7 11/16                7 1/2

(1) Reflects high and low bid information received from National Quotation Bureau, LLC.
(2) These bid quotations represent prices between dealers, without retail markup, markdown or commissions, and do not reflect actual transactions.
(3)  On May 30, 2000, the bid price was 4 3/8.

     The Company has not paid any dividends on its common stock, and it is the present policy of the Company not to do so, but to retain its earnings for future growth and business activities. The Company is also subject to certain loan covenants including restrictions on payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                        Years Ended March 31,
                              -----------------------------------------------------------------------
                                  2000           1999           1998           1997           1996
                              -----------------------------------------------------------------------
Statement of Operations:
Operating revenues            $ 1,686,266    $ 1,510,005    $ 2,106,338    $ 1,458,741    $   816,788
Operating income (loss)           498,384       (281,099)    (1,558,335)       521,123        195,020
Other income (expense)           (104,737)      (144,675)      (134,891)        (5,621)        17,285
Net income (loss)                 393,647       (425,774)    (1,323,657)       377,867        200,606
Net Income (loss) per
 share - basic                       0.24          (0.26)         (0.83)          0.27           0.15
Net Income (loss) per
 share - diluted                     0.24          (0.26)         (0.83)          0.27           0.15
Weighted average shares
 outstanding                    1,623,289      1,623,289      1,594,752      1,423,229      1,342,628

Balance Sheet:
Property and equipment, net   $ 3,459,522    $ 3,749,400    $ 4,078,053    $ 4,777,132    $ 2,331,344
Total assets                    3,853,319      4,043,015      4,542,486      5,109,199      2,612,039
Total debt                      1,200,000      1,784,000      1,822,000      1,637,000           --
Stockholders' equity            2,567,228      2,173,581      2,599,355      2,923,012      2,545,145

Cash Flow:
Cash provided by operations   $   722,088    $   532,171    $ 1,118,566    $   866,931    $   396,409

EBITDA(1)                     $   927,326    $   635,260    $ 1,252,539    $ 1,006,119    $   474,697

(1) EBITDA (as used herein) represents earnings before interest expense, income taxes, depreciation, depletion and amortization. Management of the Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

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

     In fiscal 2000, the Company used cash provided by operations, bank borrowings and existing cash balances to fund its oil and gas property acquisitions and development. Working capital as of March 31, 2000 was $307,706.

     In April 1999, as part of the Company's focus on increasing profits and concentrating on gas reserves with lower cost operations, the Company sold all of its oil and gas interests in Lazy JL field properties located in Garza County, Texas for $600,000 cash, adjusted for revenues and expenses from the effective date of February 1, 1999 through the date of closing. The sales proceeds were used to reduce the Company's outstanding debt under its credit facility with the Bank.

     In April and July 1999, the Company acquired interests in non-producing and producing acreage and assumed operations of two producing gas wells in Schleicher County, Texas at a cost to the Company of approximately $204,000. Funds for these acquisitions were provided by the credit facility discussed below. In September 1999, the Company re-worked one of the producing wells and increased the Company's average daily production from this well from 5 mcf to 239 mcf at a cost to the Company of approximately $15,000. In February 2000, the Company, as operator, successfully completed the re-entry of a gas well on this acreage at a cost to the Company of approximately $189,000. Funds were provided out of cash flow from operations and existing cash balances. The Company owns approximate working interests in these wells ranging from 67% to 97%. Operating cash flow from these wells was approximately $88,000 for the nine months ended March 31, 2000.

     In July 1999, the Company acquired royalty interests in a producing gas well in Winkler County, Texas at a cost to the Company of approximately $94,000. Funds for this acquisition were provided by the credit facility discussed below. Operating cash flow from this well was approximately $10,000 for the eight months ended March 31, 2000.

     The Company has entered into an exploration agreement relating to non-producing acreage in Pecos County, Texas. Approximately 3,689 gross acres and 306 net acres have been leased and a 3-D seismic survey covering 23 square miles has been completed at a cost to the Company of approximately $146,000 as of May 31, 2000. Two test wells will be drilled on this acreage. The first test well is planned within the next sixty days at an estimated cost to the Company of $60,000. Depending on the results of the wells drilled, as many as 21 wells may be drilled on this prospect. The Company owns approximate working interests in this prospect ranging from 10% to 16% and a third party has assumed property operations. Funds to date for this project have been provided by cash flow from operations.

     The Company is reviewing several other projects in which it may participate. The costs of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility discussed below.

     The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), formerly NationsBank of Texas, which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1999 to increase the borrowing base to $2,200,000, with scheduled monthly reductions of the available borrowing base of $28,000 beginning September 5, 1999, and to extend the maturity date to August 15, 2001. As of March 31, 2000, the borrowing base was $1,954,000. The balance outstanding under this credit facility was $1,200,000 and $1,784,000 at March 31, 2000 and 1999, respectively. The borrowing base is subject to redetermination on or about August 1, each year. Interest under this agreement is payable monthly at prime rate (9% at March 31, 2000 and 7.75% at March 31, 1999). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends. The credit facility is secured by substantially all of the Company's oil and gas properties and the common stock of its subsidiary.

     The Company also has a letter of credit outstanding under the Bank credit facility discussed above, which provides for borrowings up to $50,000 in lieu of a plugging bond with the Railroad Commission covering properties operated by the Company.

     Crude oil and natural gas prices have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. However, management believes the Company can maintain adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

     Oil and gas sales increased from $1,503,623 in 1999 to $1,678,961 in 2000, an increase of $175,338 or 12%. This increase was primarily due to increased oil and gas prices and increased production from the acquisition and development of gas properties, offset in part by the sale of the Lazy JL properties and normal production declines. The sale of the Lazy JL properties accounts for a decrease for fiscal 2000 as compared to fiscal 1999 of $335,532 in oil and gas sales, 26,673 bbls and 4,345 mcf. The average oil price increased from $12.11 in 1999 to $21.54 per bbl in 2000, an increase of $9.43 per bbl or 78%. The average gas price increased from $1.87 in 1999 to $2.33 per mcf in 2000, an increase of $0.46 per mcf or 25%. Oil production decreased from 49,573 bbls in 1999 to 19,334 bbls in 2000, a decrease of 30,239 bbls or 61%. Gas production increased from 482,948 mcf in 1999 to 540,793 mcf in 2000, an increase of 57,845 mcf or 12%.

     Production costs decreased from $644,563 in 1999 to $542,789 in 2000, a decrease of $101,774 or 16%. The sale of the Lazy JL properties accounts for a reduction in production costs for fiscal 2000 as compared to fiscal 1999 of $238,072, while property acquisitions and development, and remedial repairs increased production costs.

     Depreciation, depletion and amortization decreased from $909,965 in 1999 to $426,102 in 2000, a decrease of $483,863 or 53%, due primarily to an impairment of oil and gas properties in the first quarter of fiscal 1999 of $288,393.

     General and administrative expenses decreased from $236,576 in 1999 to $218,991 in 2000, a decrease of $17,585 or 7%.

     Interest expense decreased from $151,069 in 1999 to $107,577 in 2000, a decrease of $43,492 or 29%. This decrease was primarily attributable to a reduction in amounts borrowed during 2000.

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

Other Matters

Forward Looking Statements

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

     Interest Rate Risk. The following table summarizes maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $12,000.

                                               Year ended March 31,
                                     ----------------------------------------
                                       2000            2001            2002
                                     ----------     ----------     ----------
       Variable rate bank debt       $     -        $     -        $1,200,000
                                     ==========     ==========     ==========

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2000, the Company's largest credit risk associated with any single purchaser was $38,640. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price had increased or decreased by one cent per barrel for fiscal 2000, the Company's pretax income would have changed by $193. If the average gas price had increased or decreased by one cent per mcf for fiscal 2000, the Company's pretax income would have changed by $5,408.

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

     Drilling and Operating Risks. Drilling and operating activities are subject to many risks, including well blowouts, cratering, fires, releases of toxic gases and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company incurs the risk that no commercially productive reservoirs will be encountered and there is no assurance that the Company will recover all or any portion of its investment in wells drilled or re-entered.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants..................... 16
     Consolidated Balance Sheets............................................ 17
     Consolidated Statements of Operations.................................. 18
     Consolidated Statements of Stockholders' Equity........................ 19
     Consolidated Statements of Cash Flows.................................. 20
     Notes to Consolidated Financial Statements............................. 21

               Report of Independent Certified Public Accountants


Board of Directors
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary, as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexco Energy Corporation and Subsidiary, as of March 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 12, 2000

                     Mexco Energy Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                 As of March 31,

                                                       2000            1999
                                                   ------------    ------------
ASSETS
  Current assets
    Cash and cash equivalents                      $     97,712    $     96,198
    Accounts receivable:
      Oil and gas sales                                 255,121         179,269
        Trade                                             2,070            --
        Related parties                                  18,105           3,780
        Other                                             5,000            --
      Prepaid expenses                                   15,789          14,368
                                                   ------------    ------------
          Total current assets                          393,797         293,615

  Property and equipment, at cost
    Oil and gas properties, using
      the full cost method                           10,630,903      10,495,391
    Other                                                22,586          21,874
                                                   ------------    ------------
                                                     10,653,489      10,517,265
    Less accumulated depreciation,
      depletion, and amortization                     7,193,967       6,767,865
                                                   ------------    ------------
        Property and equipment, net                   3,459,522       3,749,400
                                                   ------------    ------------
                                                   $  3,853,319    $  4,043,015
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable - trade                       $     86,091    $     85,434
    Current maturities of long-term debt                   --           516,000
                                                   ------------    ------------
        Total current liabilities                        86,091         601,434

  Long-term debt                                      1,200,000       1,268,000
                                                   ------------    ------------
        Total liabilities                             1,286,091       1,869,434

  Stockholders' equity
    Common stock - $0.50 par value;
      40,000,000 shares authorized;
      1,623,289 shares issued and outstanding           811,644         811,644
    Preferred stock - $1.00 par value;
      10,000,000 shares authorized                         --              --
    Additional paid-in capital                        2,875,399       2,875,399
    Accumulated deficit                              (1,119,815)     (1,513,462)
                                                   ------------    ------------
        Total stockholders' equity                    2,567,228       2,173,581
                                                   ------------    ------------
                                                   $  3,853,319    $  4,043,015
                                                   ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     Mexco Energy Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,


                                          2000           1999           1998
                                      -----------    -----------    -----------
Operating revenues:
  Oil and gas                         $ 1,678,961    $ 1,503,623    $ 2,090,117
  Other                                     7,305          6,382         16,221
                                      -----------    -----------    -----------
      Total operating revenues          1,686,266      1,510,005      2,106,338

Operating expenses:
  Production                              542,789        644,563        663,525
  Depreciation, depletion
    and amortization                      426,102        909,965      2,808,753
  General and administrative              218,991        236,576        192,395
                                      -----------    -----------    -----------
      Total operating expenses          1,187,882      1,791,104      3,664,673
                                      -----------    -----------    -----------
                                          498,384       (281,099)    (1,558,335)
Other income (expense):
  Interest income                           2,840          6,394          2,121
  Interest expense                       (107,577)      (151,069)      (137,012)
                                      -----------    -----------    -----------
      Net other expense                  (104,737)      (144,675)      (134,891)
                                      -----------    -----------    -----------
Earnings (loss) before income taxes       393,647       (425,774)    (1,693,226)

Income tax expense (benefit)                 --             --         (369,569)
                                      -----------    -----------    -----------
Net earnings (loss)                   $   393,647    $  (425,774)   $(1,323,657)
                                      ===========    ===========    ===========

Basic and diluted
  earnings (loss) per share           $      0.24    $     (0.26)   $     (0.83)
                                      ===========    ===========    ===========
Weighted average outstanding shares,
  basic and diluted                     1,623,289      1,623,289      1,594,752
                                      ===========    ===========    ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     Mexco Energy Corporation and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended March 31, 2000, 1999, and 1998


                                                                          Retained
                                                           Additional     earnings        Total
                                    Common stock            paid-in     (accumulated   Stockholders'
                                Shares        Amount        capital        deficit)       equity
                              ---------    -----------    -----------   ------------   ------------
Balance at April 1, 1997      1,423,229    $   711,614    $ 1,975,429   $    235,969   $  2,923,012

Net loss                           --             --             --       (1,323,657)    (1,323,657)

Issuance of common stock        200,060        100,030        899,970           --        1,000,000
                              ---------    -----------    -----------   ------------   ------------
Balance at March 31, 1998     1,623,289        811,644      2,875,399     (1,087,688)     2,599,355

Net loss                           --             --             --         (425,774)      (425,774)
                              ---------    -----------    -----------   ------------   ------------
Balance at March 31, 1999     1,623,289        811,644      2,875,399     (1,513,462)     2,173,581

Net earnings                       --             --             --          393,647        393,647
                              ---------    -----------    -----------   ------------   ------------
Balance at March 31, 2000     1,623,289    $   811,644    $ 2,875,399   $ (1,119,815)  $  2,567,228
                              =========    ===========    ===========   ============   ============






         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     Mexco Energy Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended March 31,

                                                        2000           1999           1998
                                                    -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                               $   393,647    $  (425,774)   $(1,323,657)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Deferred income taxes                                --             --         (341,181)
      Depreciation, depletion and amortization          426,102        909,965      2,808,753
      (Increase) decrease in accounts receivable        (97,247)        24,851         83,354
      Increase (decrease) in accounts payable             1,007         22,312        (53,425)
      (Increase) decrease in prepaid assets              (1,421)           817        (15,185)
      Decrease in income taxes payable                     --             --          (40,093)
                                                    -----------    -----------    -----------
        Net cash provided by operating activities       722,088        532,171      1,118,566

Cash flows from investing activities:
  Additions to oil and gas properties                  (803,554)      (643,377)    (2,089,136)
  Proceeds from sale of assets                          667,692          5,678             64
  Additions to other property and equipment                (712)        (1,622)       (13,959)
                                                    -----------    -----------    -----------
        Net cash used in investing activities          (136,574)      (639,321)    (2,103,031)

Cash flows from financing activities:
  Borrowings                                            248,174           --          685,000
  Principal payments on long-term debt                 (832,174)       (38,000)      (500,000)
  Proceeds from issuance of common stock                   --             --        1,000,000
                                                    -----------    -----------    -----------
        Net cash (used in) provided by
          financing activities                         (584,000)       (38,000)     1,185,000
                                                    -----------    -----------    -----------
Net increase (decrease) in cash
  and cash equivalents                                    1,514       (145,150)       200,535

Cash and cash equivalents
  at beginning of year                                   96,198        241,348         40,813
                                                    -----------    -----------    -----------
Cash and cash equivalents
  at end of year                                    $    97,712    $    96,198    $   241,348
                                                    ===========    ===========    ===========


  Interest paid                                     $   109,255    $   138,586    $   140,272
  Income taxes paid                                 $      --      $      --      $    24,731

Non-cash investing and financing activities:
Included in trade accounts payable at March 31:
Acquisition and development costs of oil and
  gas properties                                    $    24,691    $    25,041    $    83,050

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     Mexco Energy Corporation and Subsidiary
                   Notes to Consolidated Financial Statements


NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

          Mexco Energy Corporation and its wholly-owned subsidiary, Forman Energy Corporation (collectively, the "Company") are engaged in the acquisition, exploration, development and production of domestic oil and gas and owns producing properties and undeveloped acreage in eleven states. The majority of the Company's activities are centered in West Texas.
     Although most of the Company's oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts and money market funds, some of which are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

     Earnings (Loss) Per Common Share. Basic earnings (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of potential common shares, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive. There were no potential common stocks outstanding for March 31, 1998. Potential common stocks are excluded for March 31, 1999, as their inclusion would have an anti-dilutive effect on loss per share. Potential common stocks are excluded for March 31, 2000 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

     Environmental. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no significant environmental expenditures or liabilities for the years ended March 31, 2000, 1999 or 1998.

     Use of Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the these financial statements. Although Management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves and the related present value of estimated future net cash flows.

     Stock Options. The Company accounts for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation costs are recognized only in situations where stock compensatory plans award intrinsic value to recipients at the date of grant. On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25, which requires the Company to recognize compensation costs related to stock options granted to
     independent   consultants  in  accordance  with  FASB  Statement  No.  123,
     "Accounting for Stock-Based Compensation". The provisions of this Interpretation are effective July 1, 2000 and apply to new awards granted after December 15, 1998. The effects of applying this Interpretation will be recognized only on a prospective basis for those previous awards to independent consultants, and accordingly, no adjustments will be made upon initial application to financial statements for periods prior to July 1, 2000. Compensation cost measured upon application of this Interpretation that is attributable to periods subsequent to July 1, 2000, will be recognized.

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

NOTE B - DEBT

          The Company has a revolving credit agreement with Bank of America, N.A., formerly NationsBank of Texas, N.A., which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1999 to increase the borrowing base to $2,200,000, with scheduled monthly reductions of the available borrowing base of $28,000 beginning September 5, 1999, and to extend the maturity date to August 15, 2001. At March 31, 2000, the borrowing base was $1,954,000. The borrowing base is subject to redetermination on or about August 1, each year. There are no current amounts due under the facility at March 31, 2000. Interest under this agreement is payable monthly at prime rate (9% at March 31, 2000 and 7.75% at March 31, 1999). The balance outstanding under this credit facility was $1,200,000 and $1,784,000 at March 31, 2000 and 1999, respectively. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering properties operated by the Company, is also outstanding under the facility.

          Amounts borrowed under this agreement are secured by substantially all of the Company's oil and gas properties and the common stock of its subsidiary. The agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management or pay dividends.

NOTE C - INCOME TAXES

          Components of income tax expense (benefit) for years ended March 31 are as follows:
                                    2000            1999              1998
                                ------------    ------------      ------------
        Current:  Federal       $       -       $       -         $    (28,388)
                  State                 -               -                 -
                                ------------    ------------      ------------
                                        -               -              (28,388)
        Deferred: Federal               -               -             (301,814)
                  State                 -               -              (39,367)
                                ------------    ------------      ------------
                                        -               -             (341,181)
                                ------------    ------------      ------------
        Income tax benefit      $       -       $       -         $   (369,569)
                                ============    ============      ============

          Deferred tax assets, valuation allowance, and liabilities at March 31 are as follows:
                                                          2000           1999
                                                       ---------      ---------
     Deferred tax assets:
       Percentage depletion carryforwards              $ 213,365      $ 169,271
       Net operating loss carryforwards                  224,713        230,763
       Valuation allowance                              (196,469)      (271,818)
                                                       ---------      ---------
                                                         241,609        128,216
     Deferred tax liabilities:
       Excess financial accounting bases over
         tax bases of property and equipment            (241,609)      (128,216)
                                                       ---------      ---------
           Net deferred tax assets (liabilities)       $    --        $    --
                                                       =========      =========
     Increase (decrease) in valuation allowance
       for the year                                    $ (75,349)     $ 135,928
                                                       =========      =========

          As of March 31, 2000, the Company has statutory depletion carryforwards of approximately $821,000, which do not expire, and operating loss carryforwards of approximately $864,000, which if not utilized begin to expire in 2018.

          A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                              2000         1999         1998
                                            ---------    ---------    ---------
Tax expense (benefit) at statutory rate     $ 133,840    $(144,763)   $(575,697)
Increase (decrease) in valuation allowance    (75,349)     135,928      135,890
State income taxes                               --           --           --
Prior year over accrual                          --           --        (28,388)
Effect of graduated rates                     (31,492)      34,062      130,450
Other                                         (26,999)     (25,227)     (31,824)
                                            ---------    ---------    ---------
                                            $    --      $    --      $(369,569)
                                            =========    =========    =========

NOTE D - MAJOR CUSTOMERS

          The Company operates exclusively within the United States and its revenues and operating income are derived predominately from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are unsecured. Historically, the Company has not experienced significant credit losses on its oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

          In fiscal 2000, one purchaser accounted for 35% of revenues. In fiscal 1999, two purchasers accounted for 30% and 25%, respectively, of revenues. In fiscal 1998, two purchasers accounted for 33% and 15%, respectively, of revenues.

NOTE E - OIL AND GAS COSTS

          The costs related to the oil and gas activities of the Company were incurred as follows:
                                                  Year ended March 31,
                                         --------------------------------------
                                            2000          1999          1998
                                         ----------    ----------    ----------
       Property acquisition costs        $  334,611    $  207,325    $  751,160
       Development costs                 $  468,943    $  436,052    $1,261,569

          The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                            2000           1999          1998
                                         ----------     ----------    ----------
     Proved oil and gas properties      $10,531,259    $10,331,594    $9,854,099
     Unproved oil and gas properties         99,644        163,797        61,602
                                         ----------     ----------    ----------
                                         10,630,903     10,495,391     9,915,701
     Less accumulated depreciation,
       depletion, and amortization        7,181,648      6,759,416     5,853,458
                                         ----------     ----------    ----------
                                         $3,449,255     $3,735,975    $4,062,243
                                         ==========     ==========    ==========

          On April, 21, 1999, the Company sold all of its oil and gas interests in Lazy JL field properties located in Garza County, Texas for $600,000 cash, adjusted for revenues and expenses from the effective date of February 1, 1999 through the date of closing. The sales proceeds were used to reduce the Company's outstanding debt under its line of credit with Bank of America.

          Depreciation, depletion, and amortization expense included a full cost ceiling write-down of $288,393 for the first quarter of fiscal 1999 and $1,742,386 for the fourth quarter of fiscal 1998 due to declines in oil and gas prices and the related downward adjustment of estimated reserves. Depreciation, depletion, and amortization amounted to $3.86, $6.97 and $20.66 per equivalent barrel of production for the years ended March 31, 2000, 1999, and 1998, respectively.

NOTE F - STOCKHOLDERS' EQUITY

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

NOTE G - EMPLOYEE BENEFIT PLAN

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

          During fiscal 2000, options for 90,000 shares were granted. Of these 20,000 options were granted to contract consultants and 30,000 options were granted to outside directors. The exercise price of all options granted equaled or exceeded the market price of the stock on the date of grant.

          Additional information with respect to the Plan's stock option activity is as follows:
                                                                   Weighted
                                                   Number           Average
                                                 of Shares       Exercise Price
                                                 ---------       --------------
   Options outstanding, at March 31, 1998             -          $          -
     Granted                                       100,000                 7.63
     Exercised                                        -                     -
     Forfeited                                     (10,000)                7.75
                                                 ---------       --------------
   Options outstanding, at March 31, 1999           90,000                 7.61
     Granted                                        90,000                 5.25
     Exercised                                        -                     -
     Forfeited                                        -                     -
                                                 ---------       --------------
   Options outstanding, at March 31, 2000          180,000       $         6.43
                                                 =========       ==============

   Options exercisable at March 31, 1999              -          $          -
   Options exercisable at March 31, 2000            22,500       $         7.61

          Weighted average grant date fair value of stock options granted during fiscal 1999 and 2000 was $4.04 and $2.65, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in fiscal 1999 and 2000:

                                                     2000               1999
                                                   --------           --------
               Expected volatility                  29.40%             27.89%
               Expected dividend yield               0.00%              0.00%
               Risk-free rate of return              6.43%              5.72%
               Expected life of options            10 years           10 years

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

          The  following  tables  summarize   information  about  stock  options
     outstanding and exercisable at March 31, 2000:

                            Stock Options Outstanding

                                            Weighted Average
                             Number of          Remaining           Weighted
          Range of            Shares           Contractual           Average
       Exercise Prices      Outstanding       Life in Years       Exercise Price
       ---------------      -----------     ----------------      --------------
         $7.50-$7.75             90,000           8.56                $7.61
         $5.25                   90,000           9.97                $5.25
                            -----------
                                180,000
                            ===========

                            Stock Options Exercisable

                                       Number of         Weighted
                   Range of             Shares            Average
                Exercise Prices       Exercisable      Exercise Price
                ---------------       -----------      --------------
                  $7.50-$7.75            22,500             $7.61

          Since the Company applies the intrinsic value method in accounting for its stock option plan, it generally records no compensation cost for its stock options (Note A). If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for awards under the plan, net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows:
                                                  2000              1999
                                               ---------         ---------
           Net earnings (loss):
                As reported                    $ 393,647         $(425,774)
                Pro forma                      $ 291,027         $(477,189)

           Basic earnings (loss) per share:
                As reported                    $    0.24         $   (0.26)
                Pro forma                      $    0.18         $   (0.29)

           Diluted earnings (loss) per share:
                As reported                    $    0.24         $   (0.26)
                Pro forma                      $    0.18         $   (0.29)

NOTE H - RELATED PARTY TRANSACTIONS

          The Company serves as operator of properties in which the majority stockholder has interests and bills the majority stockholder for lease operating expenses on a monthly basis subject to usual trade terms. The billings totaled $56,775, $21,981 and $50,097 for the years ended March 31, 2000, 1999, and 1998, respectively.

          Effective January 1, 2000, the Company entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services for one year. Amounts paid under this contract for the year ended March 31, 2000 totaled $8,386.

NOTE I - OIL AND GAS RESERVE DATA (UNAUDITED)

          The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the Securities and Exchange Commission and Financial Accounting Standards Board. These guidelines require that reserve estimates be prepared under existing economic and operating conditions, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 1999 and 2000 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. The estimates as of March 31, 1998 are based on evaluations prepared by T. Scott Hickman and Associates, Inc., Petroleum Engineers.

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

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                                    2000                        1999                        1998
                                            ---------------------       ---------------------       ---------------------
                                              Bbls         Mcf           Bbls          Mcf            Bbls         Mcf
                                            -------     ---------       -------     ---------       -------     ---------
Proved reserves, beginning of year          194,000     4,194,000       246,000     3,197,000       436,000     2,956,000
Revision of previous estimates               13,000      (471,000)       (2,000)      348,000      (132,000)      268,000
Purchase of minerals in place                 3,000     1,403,000          --         939,000         6,000       405,000
Extensions and discoveries                    1,000       174,000          --         193,000          --            --
Production                                  (19,000)     (541,000)      (50,000)     (483,000)      (64,000)     (432,000)
Sales of minerals in place                  (53,000)       (4,000)         --            --            --            --
                                            -------     ---------       -------     ---------       -------     ---------
Proved reserves, end of year                139,000     4,755,000       194,000     4,194,000       246,000     3,197,000

PROVED DEVELOPED RESERVES (UNAUDITED):
Beginning of year                           194,000     4,194,000       219,000     2,941,000       281,000     2,400,000
End of year                                 139,000     4,755,000       194,000     4,194,000       219,000     2,941,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED):
                                                     March 31,
                                     -----------------------------------------
                                         2000           1999           1998
                                     -----------    -----------    -----------
Future cash inflows                  $15,590,000    $ 8,994,000    $ 9,794,000
Future production and
  development costs                   (4,414,000)    (2,989,000)    (3,791,000)
Future income taxes (a)               (2,249,000)      (715,000)      (612,000)
                                     -----------    -----------    -----------
Future net cash flows                  8,927,000      5,290,000      5,391,000
Annual 10% discount for
  estimated timing of cash flows      (4,019,000)    (2,220,000)    (1,896,000)
                                     -----------    -----------    -----------
Standardized measure of
  discounted future net cash flows   $ 4,908,000    $ 3,070,000    $ 3,495,000
                                     ===========    ===========    ===========

(a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties.

CHANGES IN STANDARIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):
                                                  Year ended March 31,
                                        ---------------------------------------
                                            2000          1999          1998
                                        -----------   -----------   -----------
Sales of oil and gas produced,
  net of production costs               $(1,136,000)  $  (859,000)  $(1,427,000)
Net changes in price and
  production costs                        2,310,000    (1,255,000)     (519,000)
Changes in previously estimated
  development costs                          22,000       296,000          --
Revisions of quantity estimates            (281,000)      389,000      (428,000)
Net change due to purchases and
  sales of minerals in place              1,164,000       527,000       456,000
Extensions and discoveries,
  less related costs                        187,000        81,000          --
Net change in income taxes                 (821,000)      (18,000)      475,000
Accretion of discount                       349,000       389,000       532,000
Changes in timing of estimated
  cash flows and other                       44,000        25,000       (42,000)
                                        -----------   -----------   -----------
Changes in standardized measure           1,838,000      (425,000)     (953,000)

Standardized measure, beginning of year   3,070,000     3,495,000     4,448,000
                                        -----------   -----------   -----------
Standardized measure, end of year       $ 4,908,000   $ 3,070,000   $ 3,495,000
                                        ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 31, 1999.

          Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in
     Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

          The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 31, 2000.

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


     (b)  Reports on Form 8-K.

          No report on Form 8-K was filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                           MEXCO ENERGY CORPORATION

                                           Registrant

                                           By: /s/ Nicholas C. Taylor
                                           -------------------------------------
                                           Nicholas C. Taylor
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 14, 2000, by the following persons on behalf of the Company and in the capacity indicated.

 /s/  Nicholas C. Taylor
 ---------------------------------------
      Nicholas C. Taylor
      President, Chief Executive Officer
      and Director

 /s/  Donna Gail Yanko
 ---------------------------------------
      Donna Gail Yanko
      Vice President, Operations
      and Director

 /s/  Linda J. Crass
 ---------------------------------------
      Linda J. Crass
      Controller, Treasurer
      and Assistant Secretary

 /s/  Thomas Graham, Jr.
 ---------------------------------------
      Thomas Graham, Jr.
      Chairman of the Board of Directors

 /s/  Thomas R. Craddick
 ---------------------------------------
      Thomas R. Craddick
      Director

 /s/  William G. Duncan, Jr.
 ---------------------------------------
      William G. Duncan, Jr.
      Director

 /s/  Jack D. Ladd
 ---------------------------------------
      Jack D. Ladd
      Director

                               INDEX TO EXHIBITS

 Exhibit
 Number       Exhibit                                                       Page
 -------      --------------------------------------------------------      ----
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