Form 10-K/A
period 2000-03-31
MEXCO ENERGY CORP
filed 2000-08-10
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        DOCUMENTS INCORPORATED BY REFERENCE Part III of this Report is incorporated by reference from the Registrant's Information Statement relating to its Annual Meeting of Stockholders to be held on September 27, 2000. Such Information Statement will be filed with the Commission not later than July 31, 2000.

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

        In estimating reserves as of March 31, 2000, average prices of $27.74 per barrel for oil and $2.47 per mcf (thousand cubic feet) for gas were used, which were the average actual prices in effect for the Company's production.

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

                                           MEXCO ENERGY CORPORATION

                                           Registrant

                                           By: /s/ Nicholas C. Taylor
                                           -------------------------------------
                                           Nicholas C. Taylor
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of August 10, 2000, by the following persons on behalf of the Company and in the capacity indicated.

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