Form 10-Q
period 2000-06-30
MEXCO ENERGY CORP
filed 2000-08-10
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                                 (915) 682-1119
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         Common Stock, $0.50 par value:
                  1,623,293 shares outstanding at June 30, 2000

                            MEXCO ENERGY CORPORATION


                                Table of Contents

                                                                            Page

PART I.  FINANCIAL INFORMATION


  Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
  and March 31, 2000                                                          3

  Consolidated Statements of Operations (Unaudited) for the
  three month periods ended June 30, 2000 and June 30, 1999                   4

  Consolidated Statements of Cash Flows (Unaudited) for the
  three month periods ended June 30, 2000 and June 30, 1999                   5

  Notes to Unaudited Consolidated Financial Statements                        6

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   8

  Quantitative and Qualitative Disclosures About Market Risk                 10


PART II.  OTHER INFORMATION                                                  11

SIGNATURES                                                                   12

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                    June 30,         March 31,
                                                      2000             2000
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                         $    115,613     $     97,712
Accounts receivable:
  Oil and gas sales                                    363,199          255,121
  Trade                                                    770            2,070
  Related parties                                        1,709           18,105
  Other                                                  5,000            5,000
Prepaid expenses                                        24,884           15,789
                                                  ------------     ------------
    Total current assets                               511,175          393,797

Property and equipment, at cost:
Oil and gas properties and equipment,
  using full cost method, pledged                   10,821,488       10,630,903
Office and computer equipment
  and software                                          22,586           22,586
                                                  ------------     ------------
                                                    10,844,074       10,653,489
Less accumulated depreciation,
  depletion and amortization                         7,305,967        7,193,967
                                                  ------------     ------------
    Property and equipment, net                      3,538,107        3,459,522
                                                  ------------     ------------
Total assets                                      $  4,049,282     $  3,853,319
                                                  ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses             $     53,618     $     86,091
Current portion of long-term debt                         --               --
                                                  ------------     ------------
    Total current liabilities                           53,618           86,091

Long-term debt                                       1,150,000        1,200,000

Stockholders' equity:
Preferred stock, par value $1 per share;
  10,000,000 shares authorized;
    none issued                                           --               --
Common stock, par value $0.50 per share;
  40,000,000 shares authorized; 1,623,293
    and 1,623,289 shares issued and
    outstanding as of June 30, 2000 and
    March 31, 2000, respectively                       811,646          811,644
Additional paid in capital                           2,875,397        2,875,399
Retained earnings (deficit)                           (841,379)      (1,119,815)
                                                  ------------     ------------
    Total stockholders' equity                       2,845,664        2,567,228
                                                  ------------     ------------
Total liabilities and stockholders'
  equity                                          $  4,049,282     $  3,853,319
                                                  ============     ============

                    The accompanying note is an integral part of the consolidated financial statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended June 30, 2000 and 1999
                                  (Unaudited)



                                                        2000            1999
                                                    -----------     -----------
Operating revenue:
   Oil and gas sales                                $   592,807     $   332,502
   Other                                                  1,470           1,151
                                                    -----------     -----------
      Total operating revenue                           594,277         333,653

Operating costs and expenses:
   Oil and gas production                                91,293         175,109
   Depreciation, depletion and amortization             112,000         106,298
   General and administrative                            85,042          62,910
                                                    -----------     -----------
      Total operating costs and expenses                288,335         344,317
                                                    -----------     -----------
                                                        305,942         (10,664)
Other income and (expenses):
   Interest income                                          316             433
   Interest expense                                     (27,822)        (25,692)
                                                    -----------     -----------
      Net other income and expenses                     (27,506)        (25,259)
                                                    -----------     -----------
Income (loss) before income taxes                       278,436         (35,923)

Income tax expense                                         --              --
                                                    -----------     -----------
Net income (loss)                                   $   278,436     $   (35,923)
                                                    ===========     ===========


Net income (loss) per share:
   Basic                                            $      0.17     $     (0.02)
   Diluted                                          $      0.17     $     (0.02)


Weighted average shares outstanding:
   Basic                                              1,623,293       1,623,289
   Diluted                                            1,623,293       1,623,289


                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months ended June 30, 2000 and 1999
                                   (Unaudited)



                                                         2000           1999
                                                       ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                   $ 278,436      $ (35,923)
   Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
       Depreciation, depletion and
           amortization                                  112,000        106,298
       Increase in accounts receivable                   (90,382)       (15,823)
       Decrease in accounts payable                      (14,908)       (31,434)
       Increase in prepaid assets                         (9,095)        (6,674)
                                                       ---------      ---------
       Net cash provided by operating
           activities                                    276,051         16,444

Cash flows from investing activities:
   Additions to property and equipment                  (208,150)       (93,537)
   Sale of property and equipment                           --          597,337
                                                       ---------      ---------
       Net cash provided by (used in)
           investing activities                         (208,150)       503,800

Cash flows from financing activities:
   Long-term borrowings                                     --          100,000
   Principal payments on long-term debt                  (50,000)      (643,000)
                                                       ---------      ---------
       Net cash used in financing activities             (50,000)      (543,000)
                                                       ---------      ---------
Net increase (decrease) in cash                           17,901        (22,756)

Cash, beginning of the period                             97,712         96,198
                                                       ---------      ---------
Cash, end of period                                    $ 115,613      $  73,442
                                                       =========      =========


Interest paid                                          $  27,775      $  29,085
Income taxes paid                                      $    --        $    --


Non-cash investing and financing activities:
Included in trade accounts payable at June 30, 2000 are capital costs attributable to oil and gas properties of $7,126.

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A.    Organization and Significant Accounting Policies

      Organization and Basis of Presentation

     Mexco Energy Corporation, a Colorado corporation, was organized in 1972 and maintains its principal office in Midland, Texas. The Company and its wholly owned subsidiary, Forman Energy Corporation, (collectively the "Company") are engaged in the acquisition, exploration, development and production of oil and gas. While the Company owns producing properties and undeveloped acreage in eleven states, the majority of its activities are centered in the Permian Basin of West Texas. Although most of the Company's oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of June 30, 2000, and the results of its operations and cash flows for the interim periods ended June 30, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Stock Options

     The Company accounts for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation costs are recognized only in situations where stock compensatory plans award intrinsic value to recipients at the date of grant. On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25, which requires the Company to recognize compensation costs related to stock options granted to independent consultants in accordance with FASB Statement No. 123,

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Income Taxes

     During the quarter ended June 30, 2000 the Company had no provision for income taxes due to a reduction in valuation allowance for deferred tax assets.

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

The Company's focus is on increasing profit margins while concentrating on gas reserves with low cost operations.

For the first three months of fiscal 2001, cash flow from operations was $276,051, which included the effects of an increase in accounts receivable and a decrease in accounts payable. Net cash flow was $17,901. Cash of $208,150 was used for additions to property and equipment. Cash of $50,000 reduced bank debt.

In April 1999 and July 1999, the Company acquired interests in non-producing and producing acreage in Schleicher County, Texas and assumed operations of two producing gas wells at a cost of approximately $66,000 and $138,000, respectively. Funds for these acquisitions were provided by the credit facility discussed below, cash flow from operations and existing cash balances. In September, the Company re-worked one of these producing wells and increased the Company's average daily production from the well from 5 mcf to approximately 239 mcf, which is declining as the reservoir is depleted over time, at a cost of to the Company of approximately $15,000. Operating cash flow from these two wells was approximately $113,508 and $33,430 for the twelve months and three months ended June 30, 2000, respectively. In February 2000, the Company, as operator, completed the re-entry of a gas well on this non-producing acreage at a cost to the Company of approximately $189,000. Funds were provided from cash flow from operations and existing cash balances. Operating cash flow from this re-entry was approximately $25,000 and $17,000 for the five months and three months ended June 30, 2000, respectively. The Company owns approximate working interests in these wells ranging from 67% to 97%.

In July 1999, the Company acquired royalty interests in a producing gas well in Winkler County, Texas at a cost to the Company of approximately $94,000. Funds for this acquisition were provided by its credit facility discussed below. Operating cash flow from this well was approximately $14,000 and $4,000 for the twelve months and three months ended June 30, 2000, respectively.

The Company has entered into an exploration agreement relating to non-producing acreage in Pecos County, Texas. Approximately 3,795 gross acres and 432 net acres have been leased and a 3-D seismic survey covering 23 square miles has been completed at a cost to the Company of approximately $151,000 as of June 30, 2000. Two test wells will be drilled on this acreage. The Company prepaid drilling costs of $42,875 in July, and the first test well commenced drilling August 1, 2000. The total cost of this well to the Company is estimated at $61,250. Depending on the results of this well and the next test well, a number of wells may be drilled on these prospects. The Company owns approximate working interests in these prospects ranging from 10.41% to 15.51% and a third party has assumed operations. Funds to date for this project have been provided by cash flows from operations.

The Company is reviewing several other projects in which it may participate. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on its bank credit facility discussed below.

At June 30, 2000, the Company had working capital of approximately $458,000 compared to working capital of approximately $308,000 at March 31, 2000, an increase of $150,000. This is due primarily to higher oil and gas prices and increased production.

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $3,000,000, subject to a borrowing base determination. The credit facility was amended on August 15, 1999 to increase the borrowing base to $2,200,000, with scheduled monthly reductions of the available borrowing base of $28,000 per month beginning September 5, 1999, and extend the maturity date to August 15, 2001. As of June 30, 2000, the balance outstanding under this agreement was $1,150,000 and the borrowing base was $1,870,000. No required principal payments are anticipated for fiscal 2001. A letter of credit for $50,000, in lieu of a plugging bond with the Texas
Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (9.5% at June 30, 2000). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

The prices of natural gas and crude oil have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide for its working capital requirements and capital expenditures for the current fiscal year.

Results of Operations - Three Months Ended June 30, 2000 and 1999
-----------------------------------------------------------------

Net income for the quarter ended June 30, 2000 was $278,436. The net loss for the quarter ended June 30, 1999 was $35,923. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $332,502 for the first quarter of fiscal 2000 to $592,807 for the same period of fiscal 2001. This increase of $260,305 or 78% resulted primarily from higher oil and gas prices and increased production attributable to property acquisitions and the re-entry of a gas well discussed above as well as remedial work done. Oil and gas production quantities were 4,104 barrels ("bbls") and 134,743 thousand cubic feet ("mcf") for the first quarter of fiscal 2000 and 4,757 bbls and 142,807 mcf for fiscal 2001, an increase of 653 bbls, or 16%, and an increase of 8,064 mcf, or 6%. Average gas prices increased from $1.98 per mcf for the first quarter of fiscal 2000 to $3.25 per mcf for fiscal 2001, while average oil prices increased from $15.97 per bbl for fiscal 2000 to $26.90 per bbl for fiscal 2001.

Production costs decreased from $175,109 for the first quarter of fiscal 2000 to $91,293 for the same period of fiscal 2001, a decrease of $83,816 or 48%. Nonrecurring remedial repairs and plugging costs in fiscal 2000 account for this decrease.

General and administrative expenses increased from $62,910 for the first quarter of fiscal 2000 to $85,042 for the same period of fiscal 2001, an increase of $22,132 or 35%. Increases in salary costs and contract services ($11,394), and increases and changes in the timing of engineering services ($12,454) account for this.

Depreciation, depletion and amortization based on production and other methods decreased from $106,298 for the first quarter of fiscal 2000 to $112,000 for the same period of fiscal 2001, an increase of $5,702 or 5%.

Interest expense increased from $25,692 for the first quarter of fiscal 2000 to $27,822 for the same period of fiscal 2001, an increase of $2,130 or 8%, due primarily to higher interest rates, offset in part by decreased borrowings outstanding.

           Quantitative and Qualitative Disclosures About Market Risk

All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes fiscal year maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $11,500.

                                        2001          2002          2003
                                     ----------    ----------    ----------
    Variable rate bank debt          $   --        $1,150,000    $   --

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At June 30, 2000, the Company's largest credit risk associated with any single purchaser was $72,070. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first three months of fiscal 2001 had increased or decreased by one cent per barrel, the Company's pretax income would have changed by $48. If the average gas price for the first three months of fiscal 2001 had increased or decreased by one cent per mcf, the Company's pretax income would have changed by $1,428.

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


                                             MEXCO ENERGY CORPORATION
                                             (Registrant)



Dated: August 9, 2000                       /s/ Nicholas C. Taylor
                                             ------------------------------
                                                 Nicholas C. Taylor
                                                 President



Dated: August 9, 2000                       /s/ Linda J. Crass
                                             ------------------------------
                                                 Linda J. Crass
                                                 Treasurer, Controller, and
                                                 Assistant Secretary