Form 10-Q
period 2000-09-30
MEXCO ENERGY CORP
filed 2000-11-08
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                         Common Stock, $0.50 par value:
               1,623,293 shares outstanding at September 30, 2000

                            MEXCO ENERGY CORPORATION


                                Table of Contents

                                                                           Page

PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets as of September 30, 2000
   (Unaudited) and March 31, 2000                                             3

   Consolidated Statements of Operations (Unaudited) for the
   three and six month periods ended September 30, 2000 and
   September 30, 1999                                                         4

   Consolidated Statements of Cash Flows (Unaudited) for
   the six month periods ended September 30, 2000 and
   September 30, 1999                                                         6

   Notes to Unaudited Consolidated Financial Statements                       7

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                        9

   Quantitative and Qualitative Disclosures About Market Risk                12


PART II.  OTHER INFORMATION                                                  14


SIGNATURES                                                                   15

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  September 30,      March 31,
                                                      2000             2000
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                         $    175,481     $     97,712
Accounts receivable:
  Oil and gas sales                                    419,664          255,121
  Trade                                                  1,235            2,070
  Related parties                                        6,001           18,105
  Other                                                  5,000            5,000
Prepaid expenses                                        25,084           15,789
                                                  ------------     ------------
    Total current assets                               632,465          393,797

Property and equipment, at cost:
Oil and gas properties and equipment,
  using full cost method, pledged                   11,156,806       10,630,903
Office and computer equipment
  and software                                          22,586           22,586
                                                  ------------     ------------
                                                    11,179,392       10,653,489
Less accumulated depreciation,
  depletion and amortization                         7,409,644        7,193,967
                                                  ------------     ------------
    Property and equipment, net                      3,769,748        3,459,522
                                                  ------------     ------------
Total assets                                      $  4,402,213     $  3,853,319
                                                  ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses             $     93,106     $     86,091
                                                  ------------     ------------
    Total current liabilities                           93,106           86,091

Long-term debt                                       1,100,000        1,200,000

Stockholders' equity:
Preferred stock, par value $1 per share;
  10,000,000 shares authorized;
    none issued                                           --               --
Common stock, par value $0.50 per share;
  40,000,000 shares authorized; 1,623,293
    and 1,623,289 shares issued and
    outstanding as of September 30, 2000
    and March 31, 2000, respectively                   811,646          811,644
Additional paid in capital                           2,881,539        2,875,399
Retained earnings (deficit)                           (484,078)      (1,119,815)
                                                  ------------     ------------
    Total stockholders' equity                       3,209,107        2,567,228
                                                  ------------     ------------
Total liabilities and stockholders'
  equity                                          $  4,402,213     $  3,853,319
                                                  ============     ============


                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                        2000            1999
                                                    -----------     -----------
Operating revenue:
  Oil and gas sales                                 $   712,243     $   403,139
  Other                                                   3,069           2,665
                                                    -----------     -----------
    Total operating revenue                             715,312         405,804

Operating costs and expenses:
  Oil and gas production                                149,841         128,342
  Depreciation, depletion and amortization              103,677          99,950
  General and administrative                             78,561          56,586
                                                    -----------     -----------
    Total operating costs and expenses                  332,079         284,878
                                                    -----------     -----------
                                                        383,233         120,926

Other income and (expenses):
  Interest income                                         1,540             246
  Interest expense                                      (27,472)        (28,653)
                                                    -----------     -----------
    Net other income and expenses                       (25,932)        (28,407)
                                                    -----------     -----------
Income before income taxes                              357,301          92,519

Income tax expense                                         --              --
                                                    -----------     -----------
Net income                                          $   357,301     $    92,519
                                                    ===========     ===========


Net income per share:
  Basic                                             $      0.22     $      0.06
  Diluted                                           $      0.22     $      0.06


Weighted average shares outstanding:
  Basic                                               1,623,293       1,623,289
  Diluted                                             1,623,293       1,623,289


                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                        2000            1999
                                                    -----------     -----------
Operating revenue:
  Oil and gas sales                                 $ 1,305,050     $   735,641
  Other                                                   4,539           3,816
                                                    -----------     -----------
    Total operating revenue                           1,309,589         739,457

Operating costs and expenses:
  Oil and gas production                                241,134         303,451
  Depreciation, depletion and amortization              215,677         206,248
  General and administrative                            163,603         119,496
                                                    -----------     -----------
    Total operating costs and expenses                  620,414         629,195
                                                    -----------     -----------
                                                        689,175         110,262

Other income and (expenses):
  Interest income                                         1,856             679
  Interest expense                                      (55,294)        (54,345)
                                                    -----------     -----------
    Net other income and expenses                       (53,438)        (53,666)
                                                    -----------     -----------
Income before income taxes                              635,737          56,596

Income tax expense                                         --              --
                                                    -----------     -----------
Net income                                          $   635,737     $    56,596
                                                    ===========     ===========


Net income per share:
  Basic                                             $      0.39     $      0.03
  Diluted                                           $      0.39     $      0.03


Weighted average shares outstanding:
  Basic                                               1,623,293       1,623,289
  Diluted                                             1,623,293       1,623,289


                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                          2000           1999
                                                       ---------      ---------
Cash flows from operating activities:
  Net income                                           $ 635,737      $  56,596
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation, depletion and
      amortization                                       215,677        206,248
    Stock-based compensation                               6,142           --
    Increase in accounts receivable                     (151,604)       (51,793)
    Increase (decrease) in accounts
      payable                                             14,505         (4,260)
    Increase in prepaid expenses                          (9,295)       (18,363)
                                                       ---------      ---------
    Net cash provided by operating
      activities                                         711,162        188,428

Cash flows from investing activities:
  Additions to property and equipment                   (533,393)      (365,885)
  Sale of property and equipment                            --          655,932
                                                       ---------      ---------
    Net cash provided by (used in)
      investing activities                              (533,393)       290,047

Cash flows from financing activities:
  Long-term borrowings                                      --          248,174
  Principal payments on long-term debt                  (100,000)      (697,174)
                                                       ---------      ---------
    Net cash used in financing activities               (100,000)      (449,000)
                                                       ---------      ---------
Net increase in cash                                      77,769         29,475

Cash, beginning of the period                             97,712         96,198
                                                       ---------      ---------
Cash, end of period                                    $ 175,481      $ 125,673
                                                       =========      =========


Interest paid                                          $  55,114      $  55,976
Income taxes paid                                      $    --        $    --


Non-cash investing and financing activities:
Included in trade accounts payable at September 30, 2000 are capital costs attributable to oil and gas properties of $17,201.

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A.    Organization and Significant Accounting Policies

      Organization and Basis of Presentation

     Mexco Energy Corporation, a Colorado corporation, was organized in 1972 and maintains its principal office in Midland, Texas. The Company and its wholly owned subsidiary, Forman Energy Corporation, (collectively the "Company") are engaged in the acquisition, exploration, development and production of oil and gas. While the Company owns producing properties and undeveloped acreage in eleven states, the majority of its activities are centered in west Texas. Although most of the Company's oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of September 30, 2000, and the results of its operations and cash flows for the interim periods ended September 30, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

                          MEXCO ENERGY CORPORATION AND
       SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

     The Company previously accounted for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation costs were recognized only in situations where stock compensatory plans award intrinsic value to recipients at the date of grant. On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25, which requires the Company to recognize compensation costs related to stock options granted to independent consultants in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation". The provisions of this Interpretation were effective July 1, 2000 and apply to new awards granted after December 15, 1998. The effects of applying this Interpretation are recognized only on a prospective basis for those previous awards to independent consultants, and accordingly, no adjustments were made upon initial application to financial statements for periods prior to July 1, 2000. Compensation costs measured upon application of this Interpretation that are attributable to periods subsequent to July 1, 2000, are recognized.

     The assumed conversion of stock options to acquire 40,000 shares of the Company's common stock were anti-dilutive and were not included in the weighted average diluted shares outstanding for all periods presented.

Income Taxes

     During the six months ended September 30, 2000 the Company had no provision for income taxes due to a reduction in valuation allowance for deferred tax assets.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and acquisitions are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

Liquidity and Capital Resources

Historically, the Company's sources of funding have been from operating activities, bank financing and the issuance of common stock.

The Company's focus is on increasing profit margins while concentrating on gas reserves with low cost operations.

For the first six months of fiscal 2001, cash flow from operations was $711,162, which included the effects of an increase in accounts receivable and accounts payable. Cash of $533,393 was used for additions to property and equipment. Cash of $100,000 reduced bank debt. Net cash flow was $77,769.

In April 1999 and July 1999, the Company acquired interests in non-producing and producing acreage in Schleicher County, Texas and assumed operations of two producing gas wells at a cost of approximately $66,000 and $138,000, respectively. Funds for these acquisitions were provided by the credit facility discussed below, cash flow from operations and existing cash balances. Operating cash flow from these two wells was approximately $133,400 and $53,300 for the fifteen months and six months ended September 30, 2000, respectively. In February 2000, the Company, as operator, completed the re-entry of a gas well on this non-producing acreage at a cost to the Company of approximately $189,000. Funds were provided from cash flow from operations and existing cash balances. Operating cash flow from this re-entry was approximately $38,900 and $30,700 for the eight months and six months ended September 30, 2000, respectively. The Company owns approximate working interests in these wells ranging from 67% to 97%.

In July 1999, the Company acquired royalty interests totaling approximately 2.55% in a producing gas well in Winkler County, Texas at a cost to the Company of approximately $94,000. Funds for this acquisition were provided by its credit facility discussed below. Cash flow from this well was approximately $14,000 and $4,300 for the fifteen months and six months ended September 30, 2000, respectively. In October 2000 this well was shut-in and the drilling of a replacement well commenced, with completion expected within the next four months. The Company retains its royalty interests in this replacement well at no additional cost to the Company.

The Company has entered into an exploration agreement relating to non-producing acreage in Pecos County, Texas. Approximately 3,795 gross acres and 432 net acres have been leased and a 3-D seismic survey covering 23 square miles has been completed at a cost to the Company of approximately $155,000 as of September 30, 2000. Two test wells will be drilled on this acreage. The first test well commenced drilling August 1, 2000 and has been temporarily abandoned pending further evaluation. The cost of this well to the Company, as of September 30, 2000, was approximately $54,000. Drilling of the second test well is scheduled to commence in November 2000. A prepayment of drilling costs of $41,650 was made in October. The total cost to the Company for this well is estimated at $57,000. Depending on the results of these wells, a number of wells may be drilled on these prospects. The Company owns approximate working interests in these prospects ranging from 10.41% to 15.51% and a third party has assumed operations. Funds to date for this project have been provided by cash flow from operations.

Effective September 1, 2000, the Company acquired three producing properties in Pecos County, Texas for $198,000 cash, adjusted for revenues and expenses through September 28, 2000, the date of closing. Funds for this acquisition were provided by cash flows from operations. The Company owns working interests ranging from 97% to 99% and, as operator of the six producing wells on these properties, is evaluating the workover, recompletion and re-entry potential of these properties.

Effective September 1, 2000, the Company leased 159 gross non-producing acres in Pecos County, Texas, in which it retained a 98% working interest, at a cost of approximately $24,600. The Company plans to re-enter a plugged and abandoned well on this acreage in November 2000 at an estimated cost of $55,000. Funds to date have been provided by cash flow from operations.

On September 5, 2000, the Company acquired a 50% working interest in approximately 107 gross non-producing acres in Coke County, Texas at a cost of $2,667. In addition, a prospect bonus of $7,500 will be due with the recompletion of the abandoned well on this acreage. The cost of this recompletion planned in November 2000 is estimated at $20,000. Funds to date have been provided by cash flow from operations.

On October 31, 2000, the Company acquired a 12.5% working interest in 400 gross non-producing acres in Nolan County, Texas at a cost of $11,750. In January 2001, drilling of a well on this acreage is planned. An additional well may be drilled on this acreage pending the results of the first well. Funds to date have been provided by cash flow from operations.

The Company is reviewing several other projects in which it may participate. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on its bank credit facility discussed below.

At September 30, 2000, the Company had working capital of approximately $539,000 compared to working capital of approximately $308,000 at March 31, 2000, an increase of $231,000. This is due primarily to higher oil and gas prices.

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $3,000,000, subject to a borrowing base determination. Effective September 15, 2000, the borrowing base was increased to $2,500,000, with scheduled monthly reductions of the available borrowing base of $32,000 per month beginning October 5, 2000, and the maturity date was extended to August 15, 2002. As of September 30, 2000, debt outstanding under this agreement was $1,100,000 and the borrowing base was $2,500,000. No required principal payments are anticipated for fiscal 2001. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (9.5% at September 30, 2000). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

The prices of natural gas and crude oil have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide for its working capital requirements and capital expenditures for the next twelve months.

Results of Operations - Three Months Ended September 30, 2000 and 1999

Net income increased from $92,519 for the quarter ended September 30, 1999 to $357,301 for the quarter ended September 30, 2000, an increase of $264,782. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $403,139 for the second quarter of fiscal 2000 to $712,243 for the same period of fiscal 2001. This increase of $309,104 or 77% resulted primarily from higher oil and gas prices. Average gas prices increased from $2.41 per mcf for the second quarter of fiscal 2000 to $4.42 per mcf for fiscal 2001, while average oil prices increased from $19.37 per bbl for fiscal 2000 to $30.55 per bbl for fiscal 2001. Oil and gas production quantities were 4,586 barrels ("bbls") and 130,602 thousand cubic feet ("mcf") for the second quarter of fiscal 2000 and 4,357 bbls and 131,098 mcf for fiscal 2001, a decrease of 229 bbls, and an increase of 496 mcf.

Production costs increased from $128,342 for the second quarter of fiscal 2000 to $149,841 for the same period of fiscal 2001, an increase of $21,499 or 17%. This is due primarily to increased production taxes associated with higher oil and gas prices.

General and administrative expenses increased from $56,586 for the second quarter of fiscal 2000 to $78,561 for the same period of fiscal 2001, an increase of $21,975 or 39%. Increases in salary costs and contract services ($7,300), compensation related to stock options granted to consultants ($6,100), accounting fees ($3,100) and increases and changes in the timing of engineering and geological costs ($3,900) account for this.

Depreciation, depletion and amortization, based on production and other methods of depreciation, increased from $99,950 for the second quarter of fiscal 2000 to $103,677 for the same period of fiscal 2001, an increase of $3,727.

Interest expense decreased from $28,653 for the second quarter of fiscal 2000 to $27,472 for the same period of fiscal 2001, a decrease of $1,181.

Results of Operations - Six Months Ended September 30, 2000 and 1999

Net income increased from $56,596 for the six months ended September 30, 1999 to $635,737 for the six months ended September 30, 2000, an increase of $579,141. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $735,641 for the first six months of fiscal 2000 to $1,305,050 for the same period of fiscal 2001. This increase of $569,409 or 77% resulted primarily from higher oil and gas prices. Average gas prices increased from $2.19 per mcf for the first six months of fiscal 2000 to $3.81 per mcf for fiscal 2001, while average oil prices increased from $17.76 per bbl for fiscal 2000 to $28.64 per bbl for fiscal 2001. Oil and gas production quantities were 8,690 bbls and 265,345 mcf for the first six months of fiscal 2000 and 9,114 bbls and 273,905 mcf for fiscal 2001, an increase of 424 bbls, and an increase of 8,560 mcf.

Production costs decreased from $303,451 for the first six months of fiscal 2000 to $241,134 for the same period of fiscal 2001, a decrease of $62,317 or 21%. Nonrecurring remedial repairs and plugging costs in fiscal 2000, offset in part by increased production taxes associated with higher oil and gas prices in fiscal 2001, account for this decrease.

General and administrative expenses increased from $119,496 for the first six months of fiscal 2000 to $163,603 for the same period of fiscal 2001, an increase of $44,107 or 37%. Increases in salary costs and contract services ($16,300), compensation related to stock options granted to consultants ($6,100), accounting fees ($4,400) and increases and changes in the timing of engineering and geological costs ($15,600) account for this.

Depreciation, depletion and amortization, based on production and other methods of depreciation, increased from $206,248 for the first six months of fiscal 2000 to $215,677 for the same period of fiscal 2001, an increase of $9,429.

Interest expense increased from $54,345 for the first six months of fiscal 2000 to $55,294 for the same period of fiscal 2001, an increase of $949.

           Quantitative and Qualitative Disclosures About Market Risk

All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes fiscal year maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $11,000.

                                           2001          2002          2003
                                        ----------    ----------    ----------
      Variable rate bank debt           $    --       $    --       $1,100,000


     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At September 30, 2000, the Company's largest credit risk associated with any single purchaser was $77,435. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first six months of fiscal 2001 had increased or decreased by one cent per barrel, the Company's pretax income would have changed by $91. If the average gas price for the first six months of fiscal 2001 had increased or decreased by one cent per mcf, the Company's pretax income would have changed by $2,739.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

                  None.

Item 2.  Changes in securities

                  None.

Item 3.  Defaults upon senior securities

                  None.

Item 4.  Submission of matters to a vote of security holders

          On September 27, 2000, the Annual Meeting of the Shareholders of the Company was held in Midland, Texas, for the purpose of electing a Board of Directors. Each of the six directors nominated by the Board of Directors was elected with 935,398 votes for and none against out of a total of 1,623,293 share of common stock of the Company issued and outstanding. William G. Duncan, Jr., Thomas Graham, Jr., Nicholas C. Taylor, Thomas R. Craddick, Jack D. Ladd and Donna Gail Yanko were duly elected to serve as directors until the next annual meeting and until the election of their respective successors.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MEXCO ENERGY CORPORATION
                                                        (Registrant)


Dated: November 8, 2000                           /s/ Nicholas C. Taylor
                                                  ------------------------------
                                                      Nicholas C. Taylor
                                                      President



Dated: November 8, 2000                           /s/ Linda J. Crass
                                                  ------------------------------
                                                      Linda J. Crass
                                                      Treasurer, Controller, and
                                                      Assistant Secretary