Form 10-Q
period 2000-12-31
MEXCO ENERGY CORP
filed 2001-02-09
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                         Common Stock, $0.50 par value:
                1,623,293 shares outstanding at December 31, 2000

                            MEXCO ENERGY CORPORATION


                                Table of Contents

                                                                            Page

PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets as of December 31, 2000
     (Unaudited) and March 31, 2000                                           3

     Consolidated Statements of Operations (Unaudited) for the
     three and nine month periods ended December 31, 2000 and
     December 31, 1999                                                        4

     Consolidated Statements of Cash Flows (Unaudited) for
     the nine month periods ended December 31, 2000 and
     December 31, 1999                                                        6

     Notes to Unaudited Consolidated Financial Statements                     7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      9

     Quantitative and Qualitative Disclosures About Market Risk              13


PART II.  OTHER INFORMATION                                                  14


SIGNATURES                                                                   15

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,     March 31,
                                                       2000            2000
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $    232,872    $     97,712
  Accounts receivable:
    Oil and gas sales                                   517,950         255,121
    Trade                                                 1,679           2,070
    Related parties                                       4,767          18,105
    Other                                                  --             5,000
  Prepaid expenses                                       62,740          15,789
                                                   ------------    ------------
      Total current assets                              820,008         393,797

Property and equipment, at cost:
  Oil and gas properties and equipment,
    using full cost method, pledged                  11,346,002      10,630,903
  Office and computer equipment
    and software                                         22,586          22,586
                                                   ------------    ------------
                                                     11,368,588      10,653,489
  Less accumulated depreciation,
    depletion and amortization                        7,468,331       7,193,967
                                                   ------------    ------------
      Property and equipment, net                     3,900,257       3,459,522
                                                   ------------    ------------
  Total assets                                     $  4,720,265    $  3,853,319
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses            $     97,101    $     86,091
  Income taxes payable                                    3,606            --
                                                   ------------    ------------
    Total current liabilities                           100,707          86,091

Long-term debt                                          900,000       1,200,000

Deferred income tax liability                            95,794            --

Stockholders' equity:
  Preferred stock, par value $1 per share;
    10,000,000 shares authorized;
      none issued                                          --              --
  Common stock, par value $0.50 per share;
    40,000,000 shares authorized; 1,623,293
      and 1,623,289 shares issued and
      outstanding as of December 31, 2000
      and March 31, 2000, respectively                  811,646         811,644
  Additional paid in capital                          2,887,680       2,875,399
  Retained earnings (deficit)                           (75,562)     (1,119,815)
    Total stockholders' equity                        3,623,764       2,567,228
                                                   ------------    ------------
  Total liabilities and
    stockholders' equity                           $  4,720,265    $  3,853,319
                                                   ============    ============

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                        2000            1999
                                                    -----------     -----------
Operating revenue:
  Oil and gas sales                                 $   798,110     $   429,744
  Other                                                   1,562           1,723
                                                    -----------     -----------
    Total operating revenue                             799,672         431,467

Operating costs and expenses:
  Oil and gas production                                135,329         115,227
  Depreciation, depletion and amortization               58,687          98,650
  General and administrative                             73,897          45,495
                                                    -----------     -----------
    Total operating costs and expenses                  267,913         259,372
                                                    -----------     -----------
                                                        531,759         172,095

Other income and (expenses):
  Interest income                                           356             845
  Interest expense                                      (24,199)        (26,899)
                                                    -----------     -----------
    Net other income and expenses                       (23,843)        (26,054)
                                                    -----------     -----------
Income before income taxes                              507,916         146,041

Income tax expense:
  Current                                                 3,606            --
  Deferred                                               95,794            --
                                                    -----------     -----------
                                                         99,400            --
                                                    -----------     -----------
Net income                                          $   408,516     $   146,041
                                                    ===========     ===========

Net income per share:
  Basic                                             $      0.25     $      0.09
  Diluted                                           $      0.25     $      0.09

Weighted average shares outstanding:
   Basic                                              1,623,293       1,623,289
   Diluted                                            1,634,827       1,623,289

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                        2000            1999
                                                    -----------     -----------
Operating revenue:
  Oil and gas sales                                 $ 2,103,160     $ 1,165,385
  Other                                                   6,101           5,539
                                                    -----------     -----------
    Total operating revenue                           2,109,261       1,170,924

Operating costs and expenses:
  Oil and gas production                                376,463         418,678
  Depreciation, depletion and amortization              274,364         304,898
  General and administrative                            237,500         164,991
                                                    -----------     -----------
    Total operating costs and expenses                  888,327         888,567
                                                    -----------     -----------
                                                      1,220,934         282,357

Other income and (expenses):
  Interest income                                         2,212           1,524
  Interest expense                                      (79,493)        (81,244)
                                                    -----------     -----------
    Net other income and expenses                       (77,281)        (79,720)
                                                    -----------     -----------
Income before income taxes                            1,143,653         202,637

Income tax expense:
  Current                                                 3,606            --
  Deferred                                               95,794            --
                                                    -----------     -----------
                                                         99,400            --
                                                    -----------     -----------
Net income                                          $ 1,044,253     $   202,637
                                                    ===========     ===========

Net income per share:
  Basic                                             $      0.64     $      0.12
  Diluted                                           $      0.64     $      0.12

Weighted average shares outstanding:
  Basic                                               1,623,293       1,623,289
  Diluted                                             1,627,138       1,623,289


                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                       2000             1999
                                                   -----------      -----------
Cash flows from operating activities:
  Net income                                       $ 1,044,253      $   202,637
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
    Deferred income taxes                               95,794             --
    Depreciation, depletion and
      amortization                                     274,364          304,898
    Stock-based compensation                            12,283             --
    Increase in accounts receivable                   (244,100)         (58,844)
    Decrease in accounts payable                        (4,882)          (6,552)
    Increase in income taxes payable                     3,606             --
    Increase in prepaid expenses                       (46,951)          (5,502)
                                                   -----------      -----------
      Net cash provided by operating
        activities                                   1,134,367          436,637

Cash flows from investing activities:
  Additions to property and equipment                 (699,207)        (467,817)
  Sale of property and equipment                          --            653,781
                                                   -----------      -----------
    Net cash provided by (used in)
      investing activities                            (699,207)         185,964

Cash flows from financing activities:
  Long-term borrowings                                    --            248,174
  Principal payments on long-term debt                (300,000)        (832,174)
                                                   -----------      -----------
    Net cash used in financing activities             (300,000)        (584,000)
                                                   -----------      -----------
Net increase in cash                                   135,160           38,601

Cash, beginning of the period                           97,712           96,198
                                                   -----------      -----------
Cash, end of period                                $   232,872      $   134,799
                                                   ===========      ===========

Interest paid                                      $    80,315      $    83,202
Income taxes paid                                  $      --        $      --

Non-cash investing and financing activities:
Included in trade accounts payable at December 31, 2000 are capital costs attributable to oil and gas properties of $40,583.

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of December 31, 2000, and the results of its operations and cash flows for the interim periods ended December 31, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Stock Options

     The Company previously accounted for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation costs were recognized only in situations where stock compensatory plans award intrinsic value to recipients at the date of grant. On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25, which requires the Company to recognize compensation costs related to stock options granted to independent consultants in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation". The provisions of this

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Interpretation were effective July 1, 2000 and apply to new awards granted after December 15, 1998. The effects of applying this Interpretation are recognized only on a prospective basis for those previous awards to independent consultants, and accordingly, no adjustments were made to financial statements upon initial application for periods prior to July 1, 2000. Compensation costs measured upon application of this Interpretation that are attributable to periods subsequent to July 1, 2000, are recognized.

Earnings per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods ended December 31, 2000.

                                                         December 31, 2000
                                                   -----------------------------
                                                      Three             Nine
                                                   Months Ended     Months Ended
                                                   ------------     ------------
Weighted average number of
  common shares outstanding                           1,623,293        1,623,293
Incremental shares from the
  assumed exercise of dilutive
    stock options                                        11,534            3,845
                                                   ------------     ------------
Dilutive potential common shares                      1,634,827        1,627,138
                                                   ============     ============

     Options to purchase 90,000 shares outstanding at December 31, 2000 and December 31, 1999 were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Income Taxes

     The income tax provision in the statements of operations for the three and nine month periods ended December 31, 2000 is less than the expected statutory rate primarily due to a decrease in valuation allowance.

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

For the first nine months of fiscal 2001, cash flow from operations was $1,134,000, which included the effects of an increase in accounts receivable and a decrease in accounts payable. Cash of $699,207 was used for additions to property and equipment. Cash of $300,000 reduced bank debt. Net cash flow was $135,160.

In April 1999 and July 1999, the Company acquired interests in non-producing and producing acreage in Schleicher County, Texas and assumed operations of two producing gas wells at a cost of approximately $66,000 and $138,000, respectively. Funds for these acquisitions were provided by the credit facility discussed below, cash flow from operations and existing cash balances. Operating cash flow from these two wells was approximately $163,000 for the eighteen months ended December 31, 2000. In February 2000, the Company, as operator, completed the re-entry of a gas well on this non-producing acreage at a cost to the Company of approximately $189,000. Funds were provided from cash flow from operations and existing cash balances. Operating cash flow from this re-entry was approximately $53,000 for the eleven months ended December 31, 2000. The Company owns approximate working interests in these wells ranging from 67% to 97%.

In July 1999, the Company acquired royalty interests of approximately 2.55% in a producing gas well in Winkler County, Texas at a cost to the Company of approximately $94,000. Funds for this acquisition were provided by its credit facility discussed below. Cash flow from this well was approximately $14,000 for the eighteen months ended December 31, 2000. In October 2000, drilling of a replacement well commenced, with completion expected in March 2001. The Company retains its royalty interests in this replacement well at no additional cost to the Company.

The Company has entered into an exploration agreement relating to non-producing acreage in Pecos County, Texas. Approximately 3,795 gross acres and 432 net acres have been leased and a 3-D seismic survey covering 23 square miles has been completed at a cost to the Company of approximately $155,000 as of September 30, 2000. Two test wells were drilled on this acreage. The first test well has been temporarily abandoned pending further evaluation. As of December 31, 2000, the cost to the Company for this well totaled approximately $55,000. The second test well has been drilled, plugged and abandoned at a cost to the Company of approximately $43,000. Pending further evaluation of the information gathered from these wells, additional wells may be drilled on these prospects. The Company owns approximate working interests in these prospects ranging from 10.41% to 15.51% and a third party conducts operations. Funds to date for this project have been provided by cash flow from operations.

Effective September 1, 2000, the Company acquired three producing properties in Pecos County, Texas for $198,000 cash, adjusted for revenues and expenses through September 28, 2000, the date of closing. Funds for this acquisition were provided by cash flows from operations. The Company owns working interests ranging from 97% to 99% and, as operator of the six producing wells on these properties, is evaluating the workover, recompletion and re-entry potential of these properties. Cash flow from these properties was approximately $15,000 for the two months ended December 31, 2000. In January 2001, workovers were performed on two of these producing wells, increasing production at a total cost to the Company of approximately $30,000.

Effective September 1, 2000, the Company leased 159 gross non-producing acres in Pecos County, Texas, in which it retained a 98% working interest, at a cost of approximately $24,600. The Company plans to re-enter an abandoned well on this acreage in February 2001 at an estimated cost of $55,000. Funds to date have been provided by cash flow from operations.

On  September  5,  2000,  the  Company   acquired  a  50%  working  interest  in
approximately 107 gross non-producing acres in Coke County, Texas for approximately $10,000. The recompletion of the well on this acreage, which began on January 31, 2001, was unsuccessful and the well has been abandoned, at a cost to the Company to date of approximately $20,000. Funds have been provided by cash flow from operations.

On October 31, 2000, the Company acquired a 12.5% working interest in 400 gross non-producing acres in Nolan County, Texas at a cost of $11,750. Drilling of a well on this acreage is scheduled to commence in January 2001. Drilling and completion costs to the Company are estimated at $73,000. Drilling costs of $43,167 were prepaid in December 2000. An additional well may be drilled on this acreage pending the results of the first well. Funds to date have been provided by cash flow from operations.

Effective December 1, 2000, the Company acquired a 1.345% royalty interest in producing acreage in Limestone County, Texas for cash of $33,000. The drilling of a second well, at no cost to the Company, is presently underway on this acreage. Funds were provided by cash flow from operations.

The Company is reviewing several other projects in which it may participate. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on its bank credit facility discussed below.

At December 31, 2000, the Company had working capital of approximately $719,000 compared to working capital of approximately $308,000 at March 31, 2000, an increase of $411,000. This is due primarily to higher oil and gas prices.

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $3,000,000, subject to a borrowing base determination. Effective September 15, 2000, the borrowing base was increased to $2,500,000, with scheduled monthly reductions of the available borrowing base of $32,000 per month beginning October 5, 2000, and the maturity date was extended to August 15, 2002. As of December 31, 2000, debt outstanding under this agreement was $900,000 and the borrowing base was $2,404,000. No required principal payments are anticipated for the next twelve months. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (9.5% at December 31, 2000). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

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

Results of Operations - Three Months Ended December 31, 2000 and 1999
---------------------------------------------------------------------
Net income increased from $146,041 for the quarter ended December 31, 1999 to $408,516 for the quarter ended December 31, 2000, an increase of $262,475. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $429,744 for the third quarter of fiscal 2000 to $798,110 for the same period of fiscal 2001. This increase of $368,366 or 86% resulted from higher oil and gas prices. Average gas prices increased from $2.48 per mcf for the third quarter of fiscal 2000 to $5.83 per mcf for fiscal 2001, while average oil prices increased from $23.33 per bbl for fiscal 2000 to $31.45 per bbl for fiscal 2001. Oil and gas production quantities were 4,633 barrels ("bbls") and 129,637 thousand cubic feet ("mcf") for the third quarter of fiscal 2000 and 4,391 bbls and 113,240 mcf for fiscal 2001, a decrease of 242 bbls or 5%, and a decrease of 16,397 mcf or 13%.

Production costs increased from $115,227 for the third quarter of fiscal 2000 to $135,329 for the same period of fiscal 2001, an increase of $20,102 or 17%. This is due primarily to increased production taxes associated with higher oil and gas prices and the property acquisitions discussed above.

General and administrative expenses increased from $45,495 for the third quarter of fiscal 2000 to $73,897 for the same period of fiscal 2001, an increase of $28,402 or 62%. Increases in salary costs and contract services ($14,900), legal fee ($2,200), compensation related to stock options granted to consultants ($6,100) and a bad debt ($5,000) account for this.

Depreciation, depletion and amortization, based on production and other methods of depreciation, decreased from $98,650 for the third quarter of fiscal 2000 to $58,687 for the same period of fiscal 2001, a decrease of $39,963 or 41% due primarily to property acquisitions.

Interest expense decreased from $26,899 for the third quarter of fiscal 2000 to $24,199 for the same period of fiscal 2001, a decrease of $2,700 or 10%, due to decreasing amounts outstanding under the Company's credit facility.

Results of Operations - Nine Months Ended December 31, 2000 and 1999
--------------------------------------------------------------------
Net income increased from $202,637 for the nine months ended December 31, 1999 to $1,044,253 for the nine months ended December 31, 2000, an increase of $841,616. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $1,165,385 for the first nine months of fiscal 2000 to $2,103,160 for the same period of fiscal 2001. This increase of $937,775 or 80% resulted primarily from higher oil and gas prices. Average gas prices increased from $2.29 per mcf for the first nine months of fiscal 2000 to $4.40 per mcf for fiscal 2001, while average oil prices increased from $19.70 per bbl for fiscal 2000 to $29.56 per bbl for fiscal 2001. Oil and gas production quantities were 13,323 bbls and 394,982 mcf for the first nine months of fiscal 2000 and 13,505 bbls and 387,145 mcf for fiscal 2001, an increase of 182 bbls and a decrease of 7,837 mcf.

Production costs decreased from $418,678 for the first nine months of fiscal 2000 to $376,463 for the same period of fiscal 2001, a decrease of $42,215 or 10%. Nonrecurring remedial repairs and plugging costs in fiscal 2000, offset in part by increased production taxes associated with higher oil and gas prices in fiscal 2001 and operating costs associated with newly acquired properties, account for this decrease.

General and administrative expenses increased from $164,991 for the first nine months of fiscal 2000 to $237,500 for the same period of fiscal 2001, an increase of $72,509 or 44%. Increases in salary costs and contract services ($31,200), compensation related to stock options granted to consultants ($12,300), legal fees ($2,900), accounting fees ($2,000), increases and changes in the timing of engineering and geological costs ($16,600) and a bad debt ($5,000) account for this.

Depreciation, depletion and amortization, based on production and other methods of depreciation, decreased from $304,898 for the first nine months of fiscal 2000 to $274,364 for the same period of fiscal 2001, a decrease of $30,534 or 10% due primarily to property acquisitions.

Interest expense decreased from $81,244 for the first nine months of fiscal 2000 to $79,493 for the same period of fiscal 2001, a decrease of $1,751.

           Quantitative and Qualitative Disclosures About Market Risk

All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes fiscal year maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $9,000.

                                              2001          2002          2003
                                            --------      --------      --------
Variable rate bank debt                     $  --         $  --         $900,000


     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At December 31, 2000, the Company's largest credit risk associated with any single purchaser was $56,150. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first nine months of fiscal 2001 had increased or decreased by one cent per barrel, the Company's pretax income would have changed by $135. If the average gas price for the first nine months of fiscal 2001 had increased or decreased by one cent per mcf, the Company's pretax income would have changed by $3,871.

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


                                                  MEXCO ENERGY CORPORATION
                                                       (Registrant)


Dated: February 9, 2001                           /s/ Nicholas C. Taylor
                                                  ------------------------------
                                                      Nicholas C. Taylor
                                                      President



Dated: February 9, 2001                           /s/ Linda J. Crass
                                                  ------------------------------
                                                      Linda J. Crass
                                                      Treasurer, Controller, and
                                                      Assistant Secretary