Form 10-K
period 2001-03-31
MEXCO ENERGY CORP
filed 2001-06-20
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended March 31, 2001 Commission File No. 0-6694

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

     As of May 22, 2001, the aggregate market value of the registrant's common stock held by non-affiliates (using the closing bid price of $4.00) was approximately $1,924,540.

     The number of shares outstanding of the registrant's common stock as of May 31, 2001 was 1,610,133.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report is incorporated by reference from the Registrant's Information Statement relating to its Annual Meeting of Stockholders to be held on September 27, 2001. Such Information Statement will be filed with the Commission not later than July 30, 2001.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.     Business .......................................................  3
Item 2.     Properties......................................................  6
Item 3.     Legal Proceedings...............................................  8
Item 4.     Submission of Matters to a Vote of Security Holders.............  8

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.............................................  9
Item 6.     Selected Financial Data......................................... 10
Item 7.     Selected Quarterly Financial Data............................... 10
Item 8.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 10
Item 9.     Quantitative and Qualitative Disclosures About Market Risk...... 14
Item 10.    Financial Statements and Supplementary Data..................... 15
Item 11.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures............................ 30

                                    PART III

Item 12.    Directors and Executive Officers of the Registrant.............. 30
Item 13.    Executive Compensation.......................................... 30
Item 14.    Security Ownership of Certain Beneficial Owners and Management.. 30
Item 15.    Certain Relationships and Related Transactions.................. 30

                                     PART IV

Item 16.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. 31
Signatures   ............................................................... 32

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

Oil and Gas Operations

     As of March 31, 2001, gas reserves constituted approximately 82% of the Company's total proved reserves and approximately 83% of the Company's revenues for fiscal 2001. Revenues from oil and gas royalty interests accounted for approximately 16% of the Company's revenues for fiscal 2001.

     VIEJOS GAS FIELD properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 20% of the Company's discounted future net cash flows from proved reserves as of March 31, 2001, and for fiscal 2001, approximately 38% of revenues and 29% of production costs.

     GOMEZ GAS FIELD properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 17% of the Company's discounted future net cash flows from proved reserves as of March 31, 2001, and for fiscal 2001, approximately 14% of revenues and 10% of production costs.

     The Company owns interests in and operates 17 producing wells and two shut-in wells. The Company owns partial interests in an additional 1,461 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Alabama, Montana and North Dakota. Additional information concerning these properties and the oil and gas reserves of the Company is provided below.

     The following table indicates the Company's oil and gas production in each of the last five years, all of which is located within the United States:

    Year                                        Oil(Bbls)    Gas(Mcf)
    ----                                        ---------    --------
    2001......................................     18,545     503,773
    2000......................................     19,334     540,793
    1999......................................     49,573     482,948
    1998......................................     63,800     432,343
    1997......................................     39,363     236,034

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

Major Customers

     The Company had sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

                                                    2001     2000     1999
                                                    ----     ----     ----
   Sid Richardson Energy Services, Co.
     (formerly Koch Midstream Services Company)      39%      35%      30%
   Navajo Crude Oil Marketing Company                  -        -      25%

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

Employees

     As of March 31, 2001, the Company had two full-time and three part-time employees. The Company believes that relations with these employees are generally satisfactory. The Company's employees are not covered by collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

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

ITEM 2. PROPERTIES

Oil and Natural Gas Reserves

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 2001, 2000 and 1999 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements. The Company emphasizes that reserve estimates are inherently imprecise and there can be no assurance that the reserves set forth below will be ultimately realized.

     In estimating reserves as of March 31, 2001, average prices of $24.42 per barrel for oil and $5.43 per mcf (thousand cubic feet) for gas were used, which were the average actual prices in effect for the Company's production.

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

                                 PROVED RESERVES

                                                        March 31,
                                         ---------------------------------------
                                             2001          2000          1999
                                         -----------   -----------   -----------
Oil (Bbls):
  Proved developed - Producing               145,954       138,839       193,970
  Proved developed - Non-producing            88,700          --            --
  Proved undeveloped                            --            --            --
                                         -----------   -----------   -----------
      Total                                  234,654       138,839       193,970
                                         ===========   ===========   ===========
Natural gas (Mcf):
  Proved developed - Producing             4,447,379     4,165,396     3,182,342
  Proved developed - Non-producing         1,889,833       589,951     1,011,971
  Proved undeveloped                           8,234          --            --
                                         -----------   -----------   -----------
      Total                                6,345,446     4,755,347     4,194,313
                                         ===========   ===========   ===========
Present value of estimated future
  net revenues before income taxes       $15,988,820   $ 6,144,644   $ 3,485,196
                                         ===========   ===========   ===========

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

Productive wells and acreage

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates the Company's productive wells as of March 31, 2001:

                                                        Gross     Net
                                                        -----    -----
  Oil ............................................      1,259       12
  Gas ............................................        220        7
                                                        -----    -----
      Total Productive Wells .....................      1,479       19
                                                        =====    =====

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2001 the only material undeveloped acreage the Company owned was approximately 4,283 gross and 543 net acres in the state of Texas.

     The following table sets forth the approximate developed acreage in which the Company held a leasehold mineral or other interest at March 31, 2001.

                                                        Developed Acres
                                                  -------------------------
                                                   Gross              Net
                                                  -------           -------
     Texas ............................            84,691             2,465
     New Mexico .......................            16,554               145
     North Dakota .....................            23,999                18
     Louisiana ........................            21,961                28
     Oklahoma .........................            36,162               123
     Montana ..........................             7,189                 4
     Kansas ...........................             7,240                21
     Wyoming ..........................             1,798                 4
     Colorado .........................             1,040                 1
     Alabama ..........................               320                 1
     Arkansas .........................               320              --
                                                  -------           -------
     Total ............................           201,274             2,810
                                                  =======           =======

Drilling Activities

     The following table sets forth the drilling activity of the Company for the years ended March 31, 2001, 2000 and 1999.

                                             Years ended March 31,
                                   ------------------------------------------
                                       2001          2000          1999
                                   ------------   ------------   ------------
                                   Gross   Net    Gross   Net    Gross   Net
                                   -----  -----   -----  -----   -----  -----
Exploratory Wells
  Productive                          1     .08      1     .01      -      -
  Nonproductive                       2     .48      -      -       -      -
                                   -----  -----   -----  -----   -----  -----
    Total                             3     .56      1     .01      -      -
                                   =====  =====   =====  =====   =====  =====
Development Wells
  Productive                          1     .02      1     .60      8    1.90
  Nonproductive                       -      -       -      -       -      -
                                   -----  -----   -----  -----   -----  -----
    Total                             1     .02      1     .60      8    1.90
                                   =====  =====   =====  =====   =====  =====

Net Production, Unit Prices and Costs

     The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per mcf of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 2001, 2000 and 1999.

                                                    Year Ended March 31,
                                            ------------------------------------
                                               2001         2000         1999
                                            ----------   ----------   ----------
Oil (a):
  Production (Bbls)                             18,545       19,334       49,573
  Revenue                                   $  531,751   $  416,405   $  600,285
  Average Bbls per day                              51           53          136
  Average sales price per Bbl               $    28.67   $    21.54   $    12.11
Gas (b):
  Production (Mcf)                             503,773      540,793      482,948
  Revenue                                   $2,560,459   $1,262,556   $  903,338
  Average Mcf per day                            1,380        1,478        1,323
  Average sales price per Mcf               $     5.08   $     2.33   $     1.87
Production cost:
  Production cost                           $  526,032   $  542,789   $  644,563
  Equivalent Bbls (c)                          102,507      109,466      130,064
  Production cost per equivalent Bbl        $     5.13   $     4.96   $     4.96
  Production cost per sales dollar          $     0.17   $     0.32   $     0.43
Total oil and gas revenues                  $3,092,210   $1,678,961   $1,503,623

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2001.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2001.


Name                  Age     Position
------------------    ---     ---------------------------------------------
Nicholas C. Taylor     63     President and Chief Executive Officer
Donna Gail Yanko       57     Vice President and Corporate Secretary
Linda J. Crass         46     Treasurer, Controller and Assistant Secretary

     Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

     Nicholas C. Taylor was elected President, Treasurer and Director of the Company in April 1983 and continues to serve as President and Director on a part time basis, as required. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995, he was appointed by the Governor of Texas and served as Chairman of the three member State Securities Board through January 2001.

     Donna Gail Yanko worked as part-time administrative assistant to the Chief Executive Officer and as Assistant Secretary of the Company until June 1992 when she was appointed Corporate Secretary. Mrs. Yanko was appointed to the position of Vice President and elected to the Board of Directors of the Company in 1990.

     Linda J. Crass has been Controller for the Company since July 1998. She was appointed Assistant Secretary of the Company in August 1998 and Treasurer in March 1999. From 1996 to 1998 Ms. Crass was employed by Titan Exploration, Inc. in various accounting positions. From 1989 to 1996, Ms. Crass was Controller for Midland Resources, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the over-the-counter market bulletin board under the symbol MEXC. The registrar and transfer agent is Computershare Investor Services, Inc., P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-984-4100). As of March 31, 2001 the Company had 1,402 shareholders of record and 1,610,133 shares outstanding.

                           PRICE RANGE OF COMMON STOCK

                                                   Bid Price
                                           -------------------------
                                             High              Low
                                           -------           -------
     2001:(1)
          April - June 2000                4 7/8             4 3/8
          July - September 2000            4 9/16            4 1/2
          October - December 2000          6 3/8             4 9/16
          January - March 2001             6 3/4             3 1/2
     2000:(1)
          April - June 1999                7 11/16           7 5/8
          July - September 1999            7 1/2             5 1/2
          October - December 1999          5 1/2             5
          January - March 2000             5                 4 7/8

(1) Reflects high and low bid information received from Pink Sheets LLC, formerly National Quotation Bureau, LLC.
(2) These bid quotations represent prices between dealers, without retail markup, markdown or commissions, and do not reflect actual transactions.
(3)  On May 22, 2001, the bid price was $4.00.

     The Company has not paid any dividends on its common stock, and it is the present policy of the Company not to do so, but to retain its earnings for future growth and business activities. The Company is also subject to certain loan covenants including restrictions on payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                        Years Ended March 31,
                              -----------------------------------------------------------------------
                                  2001           2000           1999           1998           1997
                              -----------------------------------------------------------------------
Statement of Operations:
Operating revenues            $ 3,099,966    $ 1,686,266    $ 1,510,005    $ 2,106,338    $ 1,458,741
Operating income (loss)         1,881,776        498,384       (281,099)    (1,558,335)       521,123
Other income (expense)            (92,160)      (104,737)      (144,675)      (134,891)        (5,621)
Net income (loss)             $ 1,539,458    $   393,647    $  (425,774)   $(1,323,657)   $   377,867
Net income (loss) per
  share - basic               $      0.95    $      0.24    $     (0.26)   $     (0.83)   $      0.27
Net Income (loss) per
  share - diluted             $      0.95    $      0.24    $     (0.26)   $     (0.83)   $      0.27
Weighted average shares
  outstanding - basic           1,622,568      1,623,289      1,623,289      1,594,752      1,423,229
Weighted average shares
  outstanding - diluted         1,625,003      1,623,289      1,623,289      1,594,752      1,423,229

Balance Sheet:
Property and equipment, net   $ 4,009,852    $ 3,459,522    $ 3,749,400    $ 4,078,053    $ 4,777,132
Total assets                    4,961,360      3,853,319      4,043,015      4,542,486      5,109,199
Total debt                        600,000      1,200,000      1,784,000      1,822,000      1,637,000
Stockholders' equity          $ 4,046,452    $ 2,567,228    $ 2,173,581    $ 2,599,355    $ 2,923,012

Cash Flow:
Cash provided by operations   $ 1,903,345    $   722,088    $   532,171    $ 1,118,566    $   866,931

EBITDA(1)                     $ 2,263,376    $   927,326    $   635,260    $ 1,252,539    $ 1,006,119

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

ITEM 7. SELECTED QUARTERLY FINANCIAL DATA

                                                     FISCAL 2001
                                      -----------------------------------------
                                       4TH QTR    3RD QTR    2ND QTR    1ST QTR
                                      --------   --------   --------   --------
Net sales                             $989,050   $798,110   $712,243   $592,807
Gross profit (loss)                   $839,481   $662,781   $562,402   $501,514
Net income (loss)                     $495,205   $408,516   $357,301   $278,436
Net income (loss) per share-basic     $   0.31   $   0.25   $   0.22   $   0.17
Net income (loss) per share-diluted   $   0.31   $   0.25   $   0.22   $   0.17

                                                     FISCAL 2000
                                      -----------------------------------------
                                       4TH QTR    3RD QTR    2ND QTR    1ST QTR
                                      --------   --------   --------   --------
Net sales                             $513,576   $429,744   $403,139   $332,502
Gross profit (loss)                   $389,465   $314,517   $274,797   $157,393
Net income (loss)                     $191,010   $146,041   $ 92,519   $(35,923)
Net income (loss) per share-basic     $   0.11   $   0.09   $   0.06   $  (0.02)
Net income (loss) per share-diluted   $   0.11   $   0.09   $   0.06   $  (0.02)

ITEM 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   information   should  be  read  in  conjunction  with  the
information contained in the Consolidated Financial Statements and the notes thereto included in Item 10 of this report.

Liquidity and Capital Resources and Commitments

     Historically,   the  Company  has  funded  its  operations,   acquisitions,
exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.

     In fiscal 2001, the Company primarily used cash provided by operations ($1,903,345) to fund oil and gas property acquisitions and development ($936,293), repayments of bank debt ($600,000) and increased working capital. Working capital as of March 31, 2001 was $822,095.

     In fiscal 2001, the board of directors authorized the purchase of up to 25,000 shares of the Company's common stock, and the Company repurchased 13,160 shares, at an aggregate cost of $84,934. For fiscal 2002, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock. No shares have been repurchased to date during fiscal 2002.

     During fiscal 2000, the Company entered into an exploration agreement relating to non-producing acreage in Pecos County, Texas. Approximately 3,795 gross acres and 432 net acres have been leased and a 3-D seismic survey covering 23 square miles has been completed at a cost to the Company of approximately $155,000. Two test wells were drilled on this acreage. The first test well will be completed as a producer at a cost to the Company of approximately $80,000. The second test well has been drilled, plugged and abandoned at a cost to the Company of approximately $44,000. Pending further evaluation of the information gathered from these wells, additional wells may be drilled on these prospects. The Company owns approximate working interests in these prospects ranging from 10.41% to 15.51% and a third party conducts operations.

     Effective September 1, 2000, the Company acquired three producing properties in Pecos County, Texas for $198,000 cash, adjusted for revenues and expenses through September 28, 2000, the date of closing. The Company owns working interests ranging from 97% to 99% and, as operator of the six producing wells on these properties, is evaluating the workover, recompletion and re-entry potential of these properties. Operating cash flow from these properties was approximately $88,000 for the six months ended March 31, 2001. In January and again in May 2001, workovers were performed on two of these producing wells, increasing production at a total cost to the Company of approximately $60,000.

     Effective September 1, 2000, the Company leased 159 gross non-producing acres in Pecos County, Texas, in which it retained a 98% working interest, at a cost of approximately $27,500. The Company plans to re-enter an abandoned well on this acreage as soon as a rig becomes available at an estimated cost of $60,000.

     On  September  5, 2000,  the  Company  acquired a 50%  working  interest in approximately 107 gross non-producing acres in Coke County, Texas for approximately $10,000. The recompletion of the well on this acreage, which began on January 31, 2001, was unsuccessful and the well has been abandoned, at a cost to the Company to date of approximately $34,400.

     On October 31, 2000, the Company acquired a 12.5% working interest in 400 gross non-producing acres in Nolan County, Texas for $11,750. An oil well was completed on this acreage in May 2001 at a cost to the Company of approximately $73,000. Drilling costs of $43,167 were prepaid in December 2000. An additional well may be drilled on this acreage pending the results of the first well.

     Effective December 1, 2000, the Company acquired a 1.345% royalty interest in proved acreage in Limestone County, Texas for cash of $33,000. A replacement well was successfully completed on this acreage in February 2001.

     Effective January 1, 2001, the Company acquired royalty interests totaling 0.209% in producing acreage in Ward County, Texas for $65,760. There are presently two producing gas wells on this acreage.

     On April 30, 2001, the Company acquired a 0.0164% royalty interest in a producing gas unit containing 9,538 acres in Reagan and Upton Counties for $12,500.

     In April 2001, the Company acquired additional joint venture interests in properties located in various counties and states for $174,000, adjusted for revenues and expenses from January 1, 2001, the effective date, through April 29, 2001, date of closing.

     In May 2001, the Company acquired a 12.5% working interest and 9.375% net revenue interest in 8,934 acres in Edwards County, Texas for $125,000. The initial test well to be drilled on this acreage will commence drilling as soon as a rig is available. Estimated drilling costs to the Company of $85,667 were prepaid in May 2001 and completion costs are estimated at $39,300.

     In June 2001, the Company assumed operations and acquired an approximate 88.35% working interest and 62.7285% net revenue interest in a producing gas well in Hutchinson County, Texas for $36,860, adjusted for revenues and expenses from April 1, 2001, the effective date. The Company also acquired non-operated working interests, ranging from .8512% to 3.75% with net revenue interests ranging from .6816% to 3.267%, in 21 producing and 7 inactive wells in Limestone and Freestone Counties, Texas for $200,000, adjusted for revenues and expenses from April 1, 2001, the effective date.

     The Company is reviewing several other projects in which it may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility discussed below.

     The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $3,000,000, subject to a borrowing base determination. Effective September 15, 2000, the borrowing base was increased to $2,500,000, with scheduled monthly reductions of the available borrowing base of $32,000 per month beginning October 5, 2000, and the maturity date was extended to August 15, 2002. As of March 31, 2001, debt outstanding under this agreement was $600,000 and the borrowing base was $2,308,000. No required principal payments are anticipated for the next twelve months. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (9% and 8% at March 31, 2000 and 2001, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

     Crude oil and natural gas prices have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. A shortage of available workover rigs in recent months has impeded the Company's ability to increase or sustain production on a number of properties in a timely manner. However, management believes the Company can maintain adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

     Oil and gas sales increased from $1,678,961 in 2000 to $3,092,210 in 2001, an increase of $1,413,249 or 84%. This increase was primarily attributable to the increase in oil and gas prices during the year, offset in part by decreased production. The average oil price increased from $21.54 in 2000 to $28.67 per bbl in 2001, an increase of $7.13 per bbl or 33%. The average gas price increased from $2.33 in 2000 to $5.08 per mcf in 2001, an increase of $2.75 per mcf or 118%. Oil production decreased from 19,334 bbls in 2000 to 18,545 bbls in 2001, a decrease of 789 bbls or 4%. Gas production decreased from 540,793 mcf in 2000 to 503,773 mcf in 2001, a decrease of 37,020 mcf or 7%.

     Production costs decreased from $542,789 in 2000 to $526,032 in 2001, a decrease of $16,757 or 3%.

     Depreciation, depletion and amortization decreased from $426,102 in 2000 to $377,761 in 2001, a decrease of $48,341 or 11%, due primarily to increased reserves attributable to higher gas prices and property acquisitions. There was no impairment of oil and gas properties in fiscal 2000 or 2001.

     General and administrative expenses increased from $218,991 in 2000 to $314,397 in 2001, an increase of $95,406 or 44%. This increase was primarily attributable to increased salaries and benefits ($40,700), compensation related to stock options granted to consultants ($24,700), engineering and geological costs ($15,100), franchise taxes ($4,900) and a bad debt ($5,000).

     Interest expense decreased from $107,577 in 2000 to $95,999 in 2001, an increase of $11,578 or 11%. This decrease was primarily attributable to a reduction in amounts borrowed during 2001.

Fiscal 2000 Compared to Fiscal 1999

     Oil and gas sales increased from $1,503,623 in 1999 to $1,678,961 in 2000, an increase of $175,338 or 12%. This increase was primarily due to increased oil and gas prices and increased production from the acquisition and development of gas properties, offset in part by the sale of the Lazy JL properties and normal production declines. The sale of the Lazy JL properties accounted for a decrease for fiscal 2000 as compared to fiscal 1999 of $335,532 in oil and gas sales, 26,673 bbls and 4,345 mcf. The average oil price increased from $12.11 in 1999 to $21.54 per bbl in 2000, an increase of $9.43 per bbl or 78%. The average gas price increased from $1.87 in 1999 to $2.33 per mcf in 2000, an increase of $0.46 per mcf or 25%. Oil production decreased from 49,573 bbls in 1999 to 19,334 bbls in 2000, a decrease of 30,239 bbls or 61%. Gas production increased from 482,948 mcf in 1999 to 540,793 mcf in 2000, an increase of 57,845 mcf or 12%.

     Production costs decreased from $644,563 in 1999 to $542,789 in 2000, a decrease of $101,774 or 16%. The sale of the Lazy JL properties accounted for a reduction in production costs for fiscal 2000 as compared to fiscal 1999 of $238,072, while property acquisitions and development, and remedial repairs increased production costs.

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

ITEM 9. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors

     All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $6,000.

                                              Year ended March 31,
                                       ----------------------------------
                                         2001         2002         2003
                                       --------     --------     --------
          Variable rate bank debt      $   --       $   --       $600,000


     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2001, the Company's largest credit risk associated with any single purchaser was $95,110. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price had increased or decreased by one cent per barrel for fiscal 2001, the Company's pretax income would have changed by $185. If the average gas price had increased or decreased by one cent per mcf for fiscal 2001, the Company's pretax income would have changed by $5,038.

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

     Drilling and Operating Risks. Drilling and operating activities are subject to many risks, including availability, or lack thereof, of workover and drilling rigs, well blowouts, cratering, fires, releases of toxic gases and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company incurs the risk that no commercially productive reservoirs will be encountered and there is no assurance that the Company will recover all or any portion of its investment in wells drilled or re-entered.

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

ITEM 10. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountants....................... 16
 Consolidated Balance Sheets.............................................. 17
 Consolidated Statements of Operations.................................... 18
 Consolidated Statements of Stockholders' Equity.......................... 19
 Consolidated Statements of Cash Flows.................................... 20
 Notes to Consolidated Financial Statements............................... 21

               Report of Independent Certified Public Accountants


Board of Directors
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary, as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mexco Energy Corporation and Subsidiary, as of March 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 11, 2001

                     Mexco Energy Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                 As of March 31,

                                                  2001            2000
                                              ------------    ------------
ASSETS
  Current assets
    Cash and cash equivalents                 $    378,816    $     97,712
    Accounts receivable:
    Oil and gas sales                              489,217         255,121
      Trade                                          1,074           2,070
      Related parties                                8,059          18,105
      Other                                           --             5,000
    Prepaid costs and expenses                      74,342          15,789
                                              ------------    ------------
        Total current assets                       951,508         393,797

  Property and equipment, at cost
    Oil and gas properties, using
      the full cost method                      11,557,980      10,630,903
    Other                                           23,600          22,586
                                              ------------    ------------
                                                11,581,580      10,653,489
    Less accumulated depreciation,
      depletion, and amortization                7,571,728       7,193,967
                                              ------------    ------------
         Property and equipment, net             4,009,852       3,459,522
                                              ------------    ------------
                                              $  4,961,360    $  3,853,319
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable - trade                  $     77,776    $     86,091
    Income taxes payable                            51,637            --
                                              ------------    ------------
       Total current liabilities                   129,413          86,091

  Long-term debt                                   600,000       1,200,000

  Deferred income tax liability                    185,495            --

  Stockholders' equity
    Preferred stock - $1.00 par value;
      10,000,000 shares authorized                    --              --
    Common stock - $0.50 par value;
      40,000,000 shares authorized;
      1,621,387 and 1,623,289 shares
      issued at March 31, 2001 and
      2000, respectively                           810,693         811,644
    Additional paid-in capital                   2,900,097       2,875,399
    Retained earnings (accumulated deficit)        407,254      (1,119,815)
    Treasury stock, at cost                        (71,592)           --
                                              ------------    ------------
        Total stockholders' equity               4,046,452       2,567,228
                                              ------------    ------------
                                              $  4,961,360    $  3,853,319
                                              ============    ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     Mexco Energy Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,

                                          2001           2000           1999
                                      -----------    -----------    ------------
Operating revenues:
  Oil and gas                         $ 3,092,210    $ 1,678,961    $ 1,503,623
  Other                                     7,756          7,305          6,382
                                      -----------    -----------    -----------
      Total operating revenues          3,099,966      1,686,266      1,510,005

Operating expenses:
  Production                              526,032        542,789        644,563
  Depreciation, depletion
     and amortization                     377,761        426,102        909,965
  General and administrative              314,397        218,991        236,576
                                      -----------    -----------    -----------
       Total operating expenses         1,218,190      1,187,882      1,791,104
                                      -----------    -----------    -----------
                                        1,881,776        498,384       (281,099)

Other income (expense):
  Interest income                           3,839          2,840          6,394
  Interest expense                        (95,999)      (107,577)      (151,069)
                                      -----------    -----------    -----------
       Net other expense                  (92,160)      (104,737)      (144,675)
                                      -----------    -----------    -----------
Earnings (loss) before income taxes     1,789,616        393,647       (425,774)

Income tax expense:
  Current                                  64,663           --             --
  Deferred                                185,495           --             --
                                      -----------    -----------    -----------
                                          250,158           --             --
                                      -----------    -----------    -----------
Net earnings (loss)                   $ 1,539,458    $   393,647    $  (425,774)
                                      ===========    ===========    ===========

Net earnings (loss) per share:
  Basic                               $      0.95    $      0.24    $     (0.26)
  Diluted                             $      0.95    $      0.24    $     (0.26)

Weighted average outstanding shares:
  Basic                                 1,622,568      1,623,289      1,623,289
  Diluted                               1,625,003      1,623,289      1,623,289


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              Year ended March 31,


                                              2001         2000         1999
                                          -----------  -----------  -----------
Common stock issued:
  Balance at beginning of year            $   811,644  $   811,644  $   811,644
  Issuance of 4 shares                              2         --           --
  Retirement of 1906 shares                      (953)        --           --
                                          -----------  -----------  -----------
  Balance at end of year:
    1,623,289 shares at March 31, 1999
    1,623,289 shares at March 31, 2000
    1,621,387 shares at March 31, 2001    $   810,693  $   811,644  $   811,644

Additional paid-in capital:
  Balance at beginning of year            $ 2,875,399  $ 2,875,399  $ 2,875,399
  Stock-based compensation                     24,700         --           --
  Issuance of 4 shares                             (2)        --           --
                                          -----------  -----------  -----------
  Balance at end of year                  $ 2,900,097  $ 2,875,399  $ 2,875,399

Retained earnings (accumulated deficit):
  Balance at beginning of year            $(1,119,815) $(1,513,462) $(1,087,688)
  Retirement of 1906 shares                   (12,389)        --           --
  Net earnings (loss)                       1,539,458      393,647     (425,774)
                                          -----------  -----------  -----------
  Balance at end of year                  $   407,254  $(1,119,815) $(1,513,462)

Treasury stock:
  Balance at beginning of year            $      --    $      --    $      --
  Purchases of 11,254 shares                  (71,592)        --           --
                                          -----------  -----------  -----------
  Balance at end of year:
    11,254 shares at March 31, 2001       $   (71,592) $      --    $      --
                                          -----------  -----------  -----------
Total shareholders' equity                $ 4,046,452  $ 2,567,228  $ 2,173,581
                                          ===========  ===========  ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended March 31,
                                                    2001          2000          1999
                                                -----------   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss)                           $ 1,539,458   $   393,647   $  (425,774)
  Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
    Deferred income taxes                           185,495          --            --
    Stock-based compensation                         24,700          --            --
    Depreciation, depletion and amortization        377,761       426,102       909,965
    (Increase) decrease in accounts receivable     (218,054)      (97,247)       24,851
    Increase (decrease) in accounts payable             901         1,007        22,312
    (Increase) decrease in prepaid assets           (58,553)       (1,421)          817
    Increase in income taxes payable                 51,637          --            --
                                                -----------   -----------   -----------
      Net cash provided by operating activities   1,903,345       722,088       532,171

Cash flows from investing activities:
  Additions to oil and gas properties              (936,293)     (803,554)     (643,377)
  Proceeds from sale of assets                         --         667,692         5,678
  Additions to other property and equipment          (1,014)         (712)       (1,622)
                                                -----------   -----------   -----------
      Net cash used in investing activities        (937,307)     (136,574)     (639,321)

Cash flows from financing activities:
  Borrowings                                           --         248,174          --
  Principal payments on long-term debt             (600,000)     (832,174)      (38,000)
  Purchases and retirements of common stock         (84,934)         --            --
                                                -----------   -----------   -----------
      Net cash used in financing activities        (684,934)     (584,000)      (38,000)
                                                -----------   -----------   -----------
Net increase (decrease) in cash
  and cash equivalents                              281,104         1,514      (145,150)
Cash and cash equivalents
  at beginning of year                               97,712        96,198       241,348
                                                -----------   -----------   -----------
Cash and cash equivalents
  at end of year                                $   378,816   $    97,712   $    96,198
                                                ===========   ===========   ===========


Interest paid                                   $    99,044   $   109,255   $   138,586
Income taxes paid                               $      --     $      --     $      --

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

     Earnings (Loss) Per Common Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the period ended March 31, 2001.

       Weighted average number of
         common shares outstanding                1,622,568
       Incremental shares from the assumed
         exercise of dilutive stock options           2,435
                                                  ---------
       Dilutive potential common shares           1,625,003
                                                  =========

     Outstanding options to purchase 90,000 and 180,000 shares at March 31, 1999 and 2000, respectively, were not included in the computation of diluted net earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

     Environmental. The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no significant environmental expenditures or liabilities for the years ended March 31, 2001, 2000 or 1999.

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

     Revenue Recognition and Gas Balancing. Oil and gas sales are recognized when the product is transported from the well site. Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves (over produced). No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced). The Company has no significant gas imbalances.

     Stock Options. The Company accounts for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25.

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

NOTE B - DEBT

          The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $3,000,000, subject to a borrowing base determination. Effective September 15, 2000, the borrowing base was increased to $2,500,000, with scheduled monthly reductions of the available borrowing base of $32,000 per month beginning October 5, 2000, and the maturity date was extended to August 15, 2002. As of March 31, 2001, debt outstanding under this agreement was $600,000 and the borrowing base was $2,308,000. No required principal payments are anticipated for the next twelve months. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (9% and 8% at March 31, 2000 and 2001, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

NOTE C - INCOME TAXES

     Deferred tax assets, valuation allowance, and liabilities at March 31 are as follows:

                                                      2001           2000
                                                  -----------    -----------
       Deferred tax assets:
         Percentage depletion carryforwards       $   258,661    $   213,365
         Vacation accrual                               1,108            -
         Net operating loss carryforwards                 -          224,713
         Valuation allowance                              -         (196,469)
                                                  -----------    -----------
                                                      259,769        241,609
       Deferred tax liabilities:
         Excess financial accounting bases over
           tax bases of property and equipment       (445,264)      (241,609)
                                                  -----------    -----------
         Net deferred tax assets (liabilities)    $  (185,495)   $       -
                                                  ===========    ===========
       Increase (decrease) in valuation
         allowance for the year                   $  (196,469)   $   (75,349)
                                                  ===========    ===========


          As  of  March  31,   2001,   the  Company  has   statutory   depletion
     carryforwards of approximately $834,000, which do not expire.

          A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                                2001        2000        1999
                                              ---------   ---------   ---------
  Tax expense (benefit) at statutory rate     $ 608,469   $ 133,840   $(144,763)
  Increase (decrease) in valuation allowance   (196,469)    (75,349)    135,928
  Depletion in excess of basis                  (80,864)       --          --
  Effect of graduated rates                     (53,688)    (31,492)     34,062
  Other                                         (27,290)    (26,999)    (25,227)
                                              ---------   ---------   ---------
                                              $ 250,158   $    --     $    --
                                              =========   =========   =========
Effective tax rate                                   14%       --          --
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

          In fiscal 2001, 2000 and 1999 one purchaser accounted for 39%, 35% and 30%, respectively, of revenues. In fiscal 1999, another purchaser accounted for 25% of revenues.

NOTE E - OIL AND GAS COSTS

          The costs related to the oil and gas activities of the Company were incurred as follows:
                                                 Year ended March 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------    -----------    -----------
       Property acquisition costs     $   470,223    $   334,611    $   207,325
       Development costs              $   466,070    $   468,943    $   436,052

          The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                          2001           2000           1999
                                      -----------    -----------    -----------
     Proved oil and gas properties    $11,309,873    $10,531,259    $10,331,594
     Unproved oil and gas properties      248,107         99,644        163,797
                                      -----------    -----------    -----------
                                       11,557,980     10,630,903     10,495,391
     Less accumulated depreciation,
       depletion, and amortization      7,555,356      7,181,648      6,759,416
                                      -----------    -----------    -----------
                                      $ 4,002,624    $ 3,449,255    $ 3,735,975
                                      ===========    ===========    ===========

          On April 21, 1999, the Company sold all of its oil and gas interests in Lazy JL field properties located in Garza County, Texas for $600,000 cash, adjusted for revenues and expenses from the effective date of February 1, 1999 through the date of closing. The sales proceeds were used to reduce the Company's outstanding debt under its line of credit with Bank of America.

          Depreciation, depletion, and amortization expense included a full cost ceiling write-down of $288,393 for the first quarter of fiscal 1999 due to declines in oil and gas prices and the related downward adjustment of estimated reserves. Depreciation, depletion, and amortization amounted to $3.65, $3.86 and $6.97 per equivalent barrel of production for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE F - STOCKHOLDERS' EQUITY

          In fiscal 2001, the board of directors authorized the purchase of up to 25,000 shares of the Company's common stock. For fiscal 2002, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2001, the Company repurchased 13,160 shares, at an aggregate cost of $84,934.

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

          During fiscal 2001, options for 60,000 shares were granted. Of these 30,000 options were granted to contract consultants. The exercise price of all options granted equaled or exceeded the market price of the stock on the date of grant.

          Additional information with respect to the Plan's stock option activity is as follows:

                                                                Weighted
                                                 Number          Average
                                               of Shares      Exercise Price
                                             ------------     --------------
   Options outstanding, at March 31, 1998            -        $         -
     Granted                                      100,000               7.63
     Exercised                                       -                  -
     Forfeited                                    (10,000)              7.75
                                             ------------     --------------
   Options outstanding, at March 31, 1999          90,000               7.61
     Granted                                       90,000               5.25
     Exercised                                       -                  -
     Forfeited                                       -                  -
                                             ------------     --------------
   Options outstanding, at March 31, 2000         180,000               6.43
     Granted                                       60,000               6.75
     Exercised                                       -                  -
     Forfeited                                       -                  -
                                             ------------     --------------
   Options outstanding, at March 31, 2001         240,000     $         6.51
                                             ============     ==============

   Options exercisable at March 31, 1999             -        $         -
   Options exercisable at March 31, 2000           22,500     $         7.61
   Options exercisable at March 31, 2001           67,500     $         6.82

          Weighted average grant date fair value of stock options granted during fiscal 2001 was $2.33. Weighted average grant date fair value of stock options granted during fiscal 2000 and 1999 was $2.65 and $4.04, respectively. The value for 2001 was determined using a Binomial option-pricing model, while amounts for 1999 and 2000 were determined using the Black-Scholes option-pricing model. Both models value options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The Company considers the binomial model more accurate, than the Black-Scholes model, in that it recognizes the ability to exercise before expiration once an option is vested, and began to the use the binomial model in fiscal 2001. The assumptions used in the Black-Scholes and Binomial models were as follows for stock options granted in fiscal 2001, 2000 and 1999:

                                            2001        2000        1999
                                          --------    --------    --------
           Expected volatility              29.86%      29.40%     27.89%
           Expected dividend yield           0.00%       0.00%      0.00%
           Risk-free rate of return          5.25%       6.43%      5.72%
           Expected life of options       10 years    10 years    10 years

          The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          The  following  tables  summarize   information  about  stock  options
     outstanding and exercisable at March 31, 2001:

                            Stock Options Outstanding

                        Weighted Average
                            Number of          Remaining         Weighted
       Range of              Shares           Contractual         Average
    Exercise Prices        Outstanding       Life in Years     Exercise Price
    ---------------     ----------------     -------------     --------------
      $7.50-$7.75              90,000            7.56               $7.61
      $6.75                    60,000            9.82               $6.75
      $5.25                    90,000            8.97               $5.25
                           -----------
                              240,000

                            Stock Options Exercisable

                               Number of Weighted
             Range of                Shares               Average
          Exercise Prices         Exercisable          Exercise Price
          ---------------      ------------------      --------------
            $7.50-$7.75              45,000                $7.61
            $5.25                    22,500                $5.25

          Since the Company applies the intrinsic value method in accounting for its employee stock options, it generally records no compensation cost for its stock option awards to employees. Effective July 1, 2000, the Company is required to recognize prospectively compensation cost related to stock options awarded to independent consultants. Total compensation cost related to these awards recognized for fiscal 2001 was $24,700. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for all employee awards under the plan, net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows:

                                           2001           2000          1999
                                        ----------    -----------    ----------
Net earnings (loss):
  As reported                           $1,539,458    $   393,647    $ (425,774)
  Pro forma                             $1,424,064    $   291,027    $ (477,189)

Basic earnings (loss) per share:
  As reported                           $     0.95    $      0.24    $    (0.26)
  Pro forma                             $     0.88    $      0.18    $    (0.29)

Diluted earnings (loss) per share:
  As reported                           $     0.95    $      0.24    $    (0.26)
  Pro forma                             $     0.88    $      0.18    $    (0.29)

NOTE H - RELATED PARTY TRANSACTIONS

          The Company serves as operator of properties in which the majority stockholder has interests and bills the majority stockholder for lease operating expenses on a monthly basis subject to usual trade terms. The billings totaled $37,884, $56,775 and $21,981 for the years ended March 31, 2001, 2000 and 1999, respectively.

          Effective January 1, 2000, the Company entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services. Amounts paid under this contract were $25,787 and $8,386 for the years ended March 31, 2001 and 2000, respectively.

NOTE I - OIL AND GAS RESERVE DATA (UNAUDITED)

          The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the Securities and Exchange Commission and Financial Accounting Standards Board. These guidelines require that reserve estimates be prepared under existing economic and operating conditions, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 2001, 2000 and 1999 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

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

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                            2001                2000                1999
                     ------------------  ------------------  ------------------
                       Bbls      Mcf       Bbls      Mcf       Bbls      Mcf
                     -------  ---------  -------  ---------  -------  ---------
Proved reserves,
  beginning of year  139,000  4,755,000  194,000  4,194,000  246,000  3,197,000
Revision of previous
  estimates          (15,000)   (10,000)  13,000   (471,000)  (2,000)   348,000
Purchase of minerals
  in place           108,000  1,706,000    3,000  1,403,000     --      939,000
Extensions and
  discoveries         21,000    398,000    1,000    174,000     --      193,000
Production           (18,000)  (504,000) (19,000)  (541,000) (50,000)  (483,000)
Sales of minerals
  in place              --         --    (53,000)    (4,000)    --         --
                     -------  ---------  -------  ---------  -------  ---------
Proved reserves,
  end of year        235,000  6,345,000  139,000  4,755,000  194,000  4,194,000
                     =======  =========  =======  =========  =======  =========

PROVED DEVELOPED RESERVES (UNAUDITED):

Beginning of year    139,000  4,755,000  194,000  4,194,000  219,000  2,941,000
End of year          235,000  6,337,000  139,000  4,755,000  194,000  4,194,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED):
                                                     March 31,
                                   --------------------------------------------
                                       2001            2000            1999
                                   ------------    ------------    ------------
Future cash inflows                $ 40,179,000    $ 15,590,000    $  8,994,000
Future production and
  development costs                  (9,988,000)     (4,414,000)     (2,989,000)
Future income taxes (a)              (7,182,000)     (2,249,000)       (715,000)
                                   ------------    ------------    ------------
Future net cash flows                23,009,000       8,927,000       5,290,000
Annual 10% discount for
  estimated timing of cash flows    (10,824,000)     (4,019,000)     (2,220,000)
                                   ------------    ------------    ------------
Standardized measure of
  discounted future net cash flows $ 12,185,000    $  4,908,000    $  3,070,000
                                   ============    ============    ============

(a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

CHANGES IN STANDARIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):
                                                 Year ended March 31,
                                        ---------------------------------------
                                            2001          2000          1999
                                        -----------   -----------   -----------
Sales of oil and gas produced,
  net of production costs               $(2,566,000)  $(1,136,000)  $  (859,000)
Net changes in price and production
  costs                                   5,104,000     2,310,000    (1,255,000)
Changes in previously estimated
  development costs                         (20,000)       22,000       296,000
Revisions of quantity estimates            (148,000)     (281,000)      389,000
Net change due to purchases and
  sales of minerals in place              5,939,000     1,164,000       527,000
Extensions and discoveries,
  less related costs                        975,000       187,000        81,000
Net change in income taxes               (2,567,000)     (821,000)      (18,000)
Accretion of discount                       614,000       349,000       389,000
Changes in timing of estimated
  cash flows and other                      (54,000)       44,000        25,000
                                        -----------   -----------   -----------
Changes in standardized measure           7,277,000     1,838,000      (425,000)

Standardized measure, beginning of year   4,908,000     3,070,000     3,495,000
                                        -----------   -----------   -----------

Standardized measure, end of year       $12,185,000   $ 4,908,000   $ 3,070,000
                                        ===========   ===========   ===========

ITEM 11. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2001.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 13. EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2001.

ITEM 14. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2001.

ITEM 15. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2001.

                                     PART IV

  ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. and 2. Financial Statements and Schedules.

          See "Index to Consolidated Financial Statements" set forth in Item 8 of this Form 10-K.

          No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements or notes thereto referred to above.

     (a)  3. Exhibits.

Exhibit
Number

      3.1 Articles of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
      3.2 Bylaws.
     10.1 Stock  Option Plan  (incorporated  by  reference  to the  Amendment to
          Schedule 14C Information Statement filed on August 13, 1997).
     10.2 Bank Line of Credit (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
     10.3 Partial Assignment, Bill of Sale and Conveyance between Mexco Energy Corporation and Shenandoah Petroleum Corporation dated April 21, 1999 (previously filed as exhibit 10.1 and incorporated by reference to Form 8-K dated April 21, 1999). 21 Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K dated Jun 24, 1998).

     (b)  Reports on Form 8-K.

          A report on Form 8-K, dated January 12, 2001, was filed by the Company during the quarter ended March 31, 2001 under Item 5. Other Events.

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

                                           MEXCO ENERGY CORPORATION

                                           Registrant

                                           Nicholas C. Taylor
                                           -------------------------------------
                                           Nicholas C. Taylor
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 14, 2001, by the following persons on behalf of the Company and in the capacity indicated.

Nicholas C. Taylor
-----------------------------------
Nicholas C. Taylor
President, Chief Executive Officer
and Director

Donna Gail Yanko
-----------------------------------
Donna Gail Yanko
Vice President, Operations
and Director

Linda J. Crass
-----------------------------------
Linda J. Crass
Controller, Treasurer
and Assistant Secretary

Thomas Graham, Jr.
-----------------------------------
Thomas Graham, Jr.
Chairman of the Board of Directors

Thomas R. Craddick
-----------------------------------
Thomas R. Craddick
Director

William G. Duncan, Jr.
-----------------------------------
William G. Duncan, Jr.
Director

Jack D. Ladd
-----------------------------------
Jack D. Ladd
Director

                                INDEX TO EXHIBITS

 Exhibit
 Number  Exhibit                                                           Page
-------  ---------------------------------------------------------         ----

 3.1*    Articles of Incorporation.
 3.2     Bylaws.                                                            34
10.1**   Stock Option Plan.
10.2*    Bank Line of Credit.
10.3***  Partial Assignment, Bill of Sale and Conveyance between
         Mexco Energy Corporation and Shenandoah Petroleum
         Corporation dated April 21, 1999.
  21*    Subsidiaries of the Company.



* Incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998.
** Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
*** Previously filed as exhibit 10.1 and incorporated by reference to Form 8-K dated April 21, 1999.