Form 10-Q
period 2001-06-30
MEXCO ENERGY CORP
filed 2001-08-13
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                         Common Stock, $0.50 par value:
                  1,610,133 shares outstanding at June 30, 2001

                            MEXCO ENERGY CORPORATION


                                Table of Contents
                                -----------------
                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION
-------------------------------
      Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
      and March 31, 2001                                                3

      Consolidated Statements of Operations (Unaudited) for the
      three months ended June 30, 2001 and June 30, 2000                4

      Consolidated Statements of Cash Flows (Unaudited) for the
      three months ended June 30, 2001 and June 30, 2000                5

      Notes to Unaudited Consolidated Financial Statements              6

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                         7

      Quantitative and Qualitative Disclosures About Market Risk       10


PART II.  OTHER INFORMATION                                            11
---------------------------

SIGNATURES                                                             12
----------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                June 30,              March 31,
                                                 2001                    2001
                                           -------------          -------------
                                            (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents               $      77,919          $     378,816
   Accounts receivable:
     Oil and gas sales                           313,735                489,217
     Trade                                         6,481                  1,074
     Related parties                               2,689                  8,059
   Prepaid expenses                              108,947                 74,342
                                           -------------          --------------
       Total current assets                      509,771                951,508

   Property and equipment, at cost:
   Oil and gas properties and equipment,
     using full cost method, pledged          12,393,675             11,557,980
   Office and computer equipment
     and software                                 23,600                 23,600
                                           -------------          --------------
                                              12,417,275             11,581,580
   Less accumulated depreciation,
     depletion and amortization                7,662,923              7,571,728
                                           -------------          --------------
       Property and equipment, net             4,754,352              4,009,852
                                           -------------          --------------
   Total assets                            $   5,264,123          $   4,961,360
                                           =============          ==============


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and accrued expenses   $     197,422          $      77,776
   Income taxes payable                             -                    51,637
                                           -------------          --------------
       Total current liabilities                 197,422                129,413

   Long-term debt                                600,000                600,000

   Deferred income tax liability                 209,030                185,495

   Stockholders' equity:
   Preferred stock, par value $1 per share;
     10,000,000 shares authorized;
       none issued                                  -                      -
   Common stock, par value $0.50 per share;
     40,000,000 shares authorized; 1,621,387
     shares issued                               810,693                810,693
   Additional paid in capital                  2,912,464              2,900,097
   Retained earnings                             606,106                407,254
   Treasury stock, at cost                       (71,592)               (71,592)
                                           -------------          --------------
       Total stockholders  equity              4,257,671              4,046,452
                                           -------------          --------------
   Total liabilities and stockholders
     equity                                $   5,264,123          $   4,961,360
                                           =============          ==============



                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months ended June 30, 2001 and 2000
                                   (Unaudited)



                                                 2001                    2000
                                           -------------          --------------

Operating revenue:
   Oil and gas sales                       $     594,751          $     592,807
   Other                                           1,708                  1,470
                                           -------------          --------------
      Total operating revenue                    596,459                594,277

Operating costs and expenses:
   Oil and gas production                        157,403                 91,293
   Depreciation, depletion and amortization       91,196                112,000
   General and administrative                    114,167                 85,042
                                           -------------          --------------
      Total operating costs and expenses         362,766                288,335
                                           -------------          --------------
                                                 233,693                305,942
Other income and (expenses):
   Interest income                                   257                    316
   Interest expense                              (10,529)               (27,822)
                                           -------------          --------------
      Net other income and expenses              (10,272)               (27,506)
                                           -------------          --------------
Income (loss) before income taxes                223,421                278,436

Income tax expense                                24,569                   -
                                           -------------          --------------
Net income (loss)                          $     198,852          $     278,436
                                           =============          ==============

Net income (loss) per share:
   Basic                                   $        0.12          $        0.17
   Diluted                                 $        0.12          $        0.17

Weighted average shares outstanding:
   Basic                                       1,610,133              1,623,293
   Diluted                                     1,610,133              1,623,293



                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                 2001                    2000
                                           -------------          --------------
Cash flows from operating activities:
   Net income                              $     198,852          $     278,436
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Deferred income taxes                        23,535                   -
     Stock-based compensation                     12,367                   -
     Depreciation, depletion and
         amortization                             91,196                112,000
     (Increase) decrease in
         accounts receivable                     175,445                (90,382)
     Increase (decrease) in
         accounts payable                         13,222                (14,908)
     Increase in prepaid assets                  (34,605)                (9,095)
     Decrease in income taxes payable            (51,637)                  -
                                           -------------          --------------
     Net cash provided by operating
           activities                            428,375                276,051

Cash flows from investing activities:
   Additions to property and equipment          (729,272)              (208,150)
      Net cash used in investing           -------------          --------------
           activities                           (729,272)              (208,150)

Cash flows from financing activities:
   Principal payments on long-term debt             -                   (50,000)
                                           -------------          --------------
     Net cash used in financing activities          -                   (50,000)
                                           -------------          --------------

Net increase (decrease) in cash                 (300,897)                17,901

Cash, beginning of the period                    378,816                 97,712
                                           -------------          --------------
Cash, end of period                        $      77,919          $     115,613
                                           =============          ==============

Interest paid                              $      11,688          $      27,775
Income taxes paid                          $      53,664          $        -


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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of June 30, 2001, and the results of its operations and cash flows for the interim periods ended June 30, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Income Taxes
------------

     During the quarter ended June 30, 2001 the Company's tax provision was less than expected at statutory rates because of statutory depletion in excess of cost basis and the effect of graduated rates. During the quarter ended June 30, 2000 the Company had no provision for income taxes due to a reduction in valuation allowance for deferred tax assets.

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

For the first three months of fiscal 2002, cash flow from operations was $428,375, which included the effects of a decrease in accounts receivable and an increase in accounts payable. Net cash flow was a negative $300,897. Cash of $729,272 was used for additions to property and equipment.

In fiscal 2001, the board of directors authorized the purchase of up to 25,000 shares of the Company's common stock, and the Company repurchased 13,160 shares, at an aggregate cost of $84,934. For fiscal 2002, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock.

During fiscal 2000, the Company entered into an exploration agreement relating to non-producing acreage in Pecos County, Texas. Approximately 3,795 gross acres and 432 net acres have been leased and a 3-D seismic survey covering 23 square miles has been completed at a cost to the Company of approximately $155,000. Two test wells were drilled on this acreage. The first test well has been temporarily abandoned at a cost to the Company of approximately $85,000. The second test well has been drilled, plugged and abandoned at a cost to the Company of approximately $44,000. Pending further evaluation of the information gathered from these wells, additional wells may be drilled on these prospects. The Company owns approximate working interests in these prospects ranging from 10.41% to 15.51% and a third party conducts operations.

Effective September 1, 2000, the Company acquired three producing properties in Pecos County, Texas for $198,000 cash, adjusted for revenues and expenses through September 28, 2000, the date of closing. The Company owns working interests ranging from 97% to 99% and, as operator of the six producing wells on these properties, is evaluating the workover, recompletion and re-entry potential of these properties. Operating cash flow from these properties was approximately $91,000 for the nine months ended June 30, 2001. In January and again in May and June 2001, workovers were performed on three of these producing wells, increasing production at a total cost to the Company of approximately $66,000.

Effective September 1, 2000, the Company leased 159 gross non-producing acres in Pecos County, Texas, in which it retained a 96% working interest, at a cost of approximately $27,500. In June 2001, the Company re-entered an abandoned well on this acreage which will be completed in August 2001 at an estimated cost of $115,000. The performance of this well will be determined after hookup of the well to a gas gathering facility which is pending.

On September 5, 2000, the Company acquired a 50% working interest and operating rights in approximately 107 gross non-producing acres in Coke County, Texas for approximately $11,400. The recompletion of the well on this acreage, which began on January 31, 2001, was unsuccessful and the well has been abandoned, at a cost to the Company to date of approximately $23,000.

On October 31, 2000, the Company acquired a 12.5% working interest in 400 gross non-producing acres in Nolan County, Texas for $11,750. A third party operator completed an oil well was on this acreage in May 2001 at a cost to the Company of approximately $55,000.

Effective December 1, 2000, the Company acquired a 1.345% royalty interest in proven acreage in Limestone County, Texas for cash of $33,000. A replacement well was successfully completed on this acreage in February 2001.

Effective January 1, 2001, the Company acquired royalty interests totaling 0.209% in producing acreage in Ward County, Texas for $65,700. There are presently two producing gas wells on this acreage.

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

In May 2001, the Company acquired a 12.5% working interest and 9.375% net revenue interest in 8,934 acres in Edwards County, Texas for $125,400. The initial test well was drilled on this acreage by a third party operator. In July 2001, this well was completed, fraced, and is currently being evaluated.

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

At June 30, 2001, the Company had working capital of approximately $312,000 compared to working capital of approximately $822,000 at March 31, 2001, a decrease of $510,000, due primarily to lower oil and gas prices and increased expenditures.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was increased to $3,500,000, with scheduled monthly reductions of the available borrowing base of $49,000 per month beginning September 5, 2001, and the maturity date was extended to August 15, 2003. As of June 30, 2001, the balance outstanding under this agreement was $600,000. No required principal payments are anticipated for fiscal 2002. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (6.75% at June 30, 2001). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

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

Results of Operations - Three Months Ended June 30, 2001 and 2000
-----------------------------------------------------------------
Net income decreased from $278,436 for the quarter ended June 30, 2000 to $198,852 for the quarter ended June 30, 2001, a decrease of $79,584 or 29%. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $592,807 for the first quarter of fiscal 2001 to $594,751 for the same period of fiscal 2002. This increase of $1,944 resulted primarily from higher gas prices and increased production from property acquisitions discussed above, offset in part by declines in production and lower oil prices. Oil and gas production quantities were 4,757 barrels ("bbls") and 142,807 thousand cubic feet ("mcf") for the first quarter of fiscal 2001 and 4,492 bbls and 111,253 mcf for fiscal 2002, a decrease of 265 bbls, or 6%, and a decrease of 31,554 mcf, or 22%. Average gas prices increased from $3.25 per mcf for the first quarter of fiscal 2001 to $4.35 per mcf for fiscal 2002, while average oil prices decreased from $26.90 per bbl for fiscal 2001 to $24.69 per bbl for fiscal 2002.

Production costs increased from $91,293 for the first quarter of fiscal 2001 to $157,403 for the same period of fiscal 2002, an increase of $66,110 or 72%. This increase is primarily due to nonrecurring remedial repairs in fiscal 2002.

General and administrative expenses increased from $85,042 for the first quarter of fiscal 2001 to $114,167 for the same period of fiscal 2002, an increase of $29,125 or 34%. Increases in consulting, engineering and geological costs ($5,437), salary costs and contract services ($5,095), franchise taxes ($2,865), and legal fees ($2,854), and compensation related to stock options granted to consultants ($12,367) account for this.

Depreciation, depletion and amortization based on production and other methods decreased from $112,000 for the first quarter of fiscal 2001 to $91,196 for the same period of fiscal 2002, a decrease of $20,804 or 19% due primarily to increased reserve amounts resulting from higher gas prices.

Interest expense decreased from $27,822 for the first quarter of fiscal 2001 to $10,529 for the same period of fiscal 2002, a decrease of $17,293 or 62%, due primarily to lower interest rates and decreased borrowings outstanding.

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

                                           2002          2003          2004
                                        ---------     ---------     ---------

         Variable rate bank debt        $     -       $ 600,000    $      -

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally uncollateralized. At June 30, 2001, the Company's largest credit risk associated with any single purchaser was $43,043. The Company has not experienced any significant credit losses.

     Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first three months of fiscal 2002 had increased or decreased by one cent per barrel, the Company's pretax income would have changed by $45. If the average gas price for the first three months of fiscal 2002 had increased or decreased by one cent per mcf, the Company's pretax income would have changed by $1,113.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings
         -----------------
                  None.

Item 2.  Changes in securities
         ----------------------
                  None.

Item 3.  Defaults upon senior securities
         -------------------------------
                  None.

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------
                  None.

Item 5.  Other Information
         -----------------
                  None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              MEXCO ENERGY CORPORATION
                                              (Registrant)



Dated: August 13, 2001                        /s/Nicholas C. Taylor
                                              ----------------------------------
                                               Nicholas C. Taylor
                                               President



Dated: August 13, 2001                        /s/Tamala L. McComic
                                              ----------------------------------
                                              Tamala L. McComic
                                              Controller and Assistant Secretary