Form 10-Q
period 2001-09-30
MEXCO ENERGY CORP
filed 2001-11-09
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                         Common Stock, $0.50 par value:
               1,610,133 shares outstanding at September 30, 2001

                            MEXCO ENERGY CORPORATION

                                Table of Contents


    PART I.  FINANCIAL INFORMATION

    Consolidated Balance Sheets as of September 30, 2001
    (Unaudited) and March 31, 2001                                       3

    Consolidated Statements of Operations (Unaudited) for the
    three and six month periods ended September 30, 2001 and
    September 30, 2000                                                   4

    Consolidated Statements of Cash Flows (Unaudited) for
    the six month periods ended September 30, 2000 and
    September 30, 2001                                                   5

    Notes to Unaudited Consolidated Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                            7

    Quantitative and Qualitative Disclosures About Market Risk           9


PART II.  OTHER INFORMATION                                             10


SIGNATURES                                                              12

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                        September 30,               March 31,
                                           2001                       2001
                                        -------------              ------------
                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents               $   35,740              $   378,816
   Accounts receivable:
     Oil and gas sales                        253,681                  489,217
     Trade                                     28,404                    1,074
     Related parties                            4,813                    8,059
   Prepaid expenses                            41,660                   74,342
                                         ------------              ------------
       Total current assets                   364,298                  951,508

   Property and equipment, at cost:
   Oil and gas properties and equipment,
     using full cost method, pledged       13,057,694               11,557,980
   Office and computer equipment
     and software                              25,300                   23,600
                                         ------------              ------------
                                           13,082,994               11,581,580
   Less accumulated depreciation,
     depletion and amortization             7,777,558                7,571,728
                                         ------------              ------------
       Property and equipment, net          5,305,436                4,009,852
                                         ------------              ------------
   Total assets                           $ 5,669,734              $ 4,961,360
                                         ============             =============


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and accrued expenses  $    156,378             $    77,776
   Income taxes payable                           -                     51,637
                                         -------------             ------------
       Total current liabilities               156,378                 129,413

   Long-term debt                            1,000,000                 600,000

   Deferred income tax liability               269,329                 185,495

   Stockholders' equity:
   Preferred stock, par value $1 per share;
     10,000,000 shares authorized;
       none issued                                -                       -
   Common stock, par value $0.50 per share;
     40,000,000 shares authorized; 1,621,387
     shares issued                             810,693                 810,693
   Additional paid in capital                2,924,831               2,900,097
   Retained earnings                           580,095                 407,254
   Treasury stock, at cost                     (71,592)                (71,592)
                                         -------------             ------------
       Total stockholders' equity            4,244,027               4,046,452
                                         -------------             ------------
   Total liabilities and stockholders'
     equity                                $ 5,669,734             $ 4,961,360
                                         =============             ============

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months ended September 30, 2001 and 2000
                                   (Unaudited)


                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                   --------------------  ----------------------
                                      2001       2000        2001       2000
                                   ---------  ---------  ---------- -----------
Operating revenue:
   Oil and gas sales                $434,798  $ 712,243  $1,029,549  $1,305,050
   Other                               2,723      3,069       4,431       4,539
                                    --------  ---------  ----------  ----------
      Total operating revenue        437,521    715,312   1,033,980   1,309,589

Operating costs and expenses:
   Oil and gas production            213,702    149,841     371,105    241,134
   Depreciation, depletion
    and amortization                 114,634    103,677     205,830     215,677
   General and administrative         76,137     78,561     190,304     163,603
                                    --------  ---------  ----------  ----------
      Total operating costs
       and expenses                  404,473    332,079     767,239     620,414
                                    --------  ---------  ----------  ----------
                                      33,048    383,233     266,741     689,175
Other income and (expenses):
   Interest income                     1,413      1,540       1,670       1,856
   Interest expense                  (12,185)   (27,472)    (22,713)    (55,294)
                                    --------  ---------  ----------  ----------
      Net other income and expenses  (10,772)   (25,932)    (21,043)    (53,438)
                                    --------  ---------  ----------  ----------
Income before income taxes            22,276    357,301     245,698     635,737

Income tax expense                    48,288       -         72,857        -
                                    --------  ---------  ----------  ----------
Net income (loss)                  ($ 26,012) $ 357,301  $  172,841  $ 635,737
                                    ========  =========  ==========  ==========

Net income (loss) per share:
   Basic                           ($0.02)   $     0.22     $   0.11  $   0.39
   Diluted                         ($0.02)   $     0.22     $   0.11  $   0.39


Weighted average shares outstanding:
   Basic                           1,610,133  1,623,293     1,610,133  1,623,293
   Diluted                         1,610,133  1,623,293     1,610,133  1,623,293

                   The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                  2001                 2000
                                              -----------           ---------
Cash flows from operating activities:
   Net income                                 $   172,841           $ 635,737
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Increase in deferred income taxes           83,834                -
       Stock-based compensation                    24,736               6,142
       Depreciation, depletion and
           amortization                           205,830             215,677
       (Increase) decrease in
           accounts receivable                    211,452            (151,604)
       Increase (decrease) in accounts
           payable and accrued expenses           167,120              14,505
       Decrease (increase) in prepaid expenses     32,682              (9,295)
       Decrease in income taxes payable           (51,637)                -
                                               ----------           ---------
       Net cash provided by operating
           activities                             846,858             711,162

Cash flows from investing activities:
   Additions to property and equipment         (1,589,934)           (533,393)
                                               ----------           ---------
       Net cash used in investing
           activities                          (1,589,934)           (533,393)

Cash flows from financing activities:
   Principal (payments) borrowings on
       long-term debt                             400,000            (100,000)
                                               ----------           ---------
       Net cash used in financing activities      400,000            (100,000)
                                               ----------           ---------
Net increase (decrease) in cash                  (343,076)             77,769

Cash, beginning of the period                     378,816              97,712
                                               ----------           ---------
Cash, end of period                            $   35,740           $ 175,481
                                               ==========           =========

Interest paid                                  $   22,654           $ 55,114
Income taxes paid                              $   66,668           $   -


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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of September 30, 2001, and the results of its operations and cash flows for the interim periods ended September 30, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Companys annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Income Taxes

     During the quarter ended September 30, 2000 the Company had no provision for income taxes due to a reduction in valuation allowance for deferred tax assets. For the quarter ended September 30, 2001 income tax expense is higher than statutory rates due to a correction of a prior quarter estimate.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           Management's Discussion and
           Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and acquisitions are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

Liquidity and Capital Resources

Historically, the Company's sources of funding have been from operating activities, bank financing and the issuance of common stock.

The Company's focus is on increasing profit margins while concentrating on gas reserves with low cost operations by acquiring and developing primarily gas properties with potential for long-lived production.

For the first six months of fiscal 2002, cash flow from operations was $846,860 compared to $711,162 for the first six months of fiscal 2001. This included the effects of an increase in deferred income taxes, a decrease in accounts receivable and an increase in accounts payable. Cash of $1,589,934 was used for additions to property and equipment. Accordingly, net cash flow was a negative $343,074.

As of September 1, 2000, the Company acquired three producing properties in Pecos County, Texas for $198,000 cash, adjusted for revenues and expenses through September 28, 2000, the date of closing. The Company owns working interests ranging from 97% to 99%. Net operating cash flow from these properties was approximately $86,000 for the twelve months ended September 30, 2001. Since January 2001, workovers were performed on four of these producing wells, increasing production at a total cost to the Company of approximately $161,000.

Effective September 1, 2000, the Company leased 159 gross non-producing acres in Pecos County, Texas, in which it retained a 96% working interest, at a cost of approximately $153,000. The Company re-entered a plugged well and commenced gas production in August 2001.

In April 2001, the Company acquired additional joint venture interests in properties located in various counties and states for $174,000, adjusted for revenues and expenses from January 1, 2001, the effective date, through April 29, 2001, date of closing.

In May 2001, the Company acquired a 12.5% working interest (9.375% net revenue interest) in 8,934 acres in Edwards County, Texas for $125,400. The initial test well was drilled on this acreage and completed and fraced at a cost to the Company of approximately $119,000. The well is shut-in and currently waiting on construction of a pipeline at an estimated cost of $25,000 to the Companys interest. The Company plans to participate in the drilling of an additional well in Edwards County in the next 60 to 90 days.

The Company acquired non-operated working interests, ranging from .8512% to 3.75% with net revenue interests ranging from .6816% to 3.267%, in 21 producing and 7 inactive wells in Limestone and Freestone Counties, Texas for $200,000 as of April 1, 2001.

The Company has acquired and also is reviewing several other projects for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At September 30, 2001, the Company had working capital of approximately $207,920 compared to working capital of approximately $822,095 at March 31, 2001, a decrease of $614,175, due primarily to acquisitions, development of properties and lower oil and gas prices.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was increased to $3,500,000, with scheduled monthly reductions of the available borrowing base of $49,000 per month beginning September 5, 2001, and the maturity date was extended to August 15, 2003. As of September 30, 2001, the balance outstanding under this agreement was $1,000,000. No principal payments are anticipated to be required for fiscal 2002. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Companys oil and gas properties. Interest under this agreement is payable monthly at prime rate (6.00% at September 30, 2001). This agreement generally restricts the Companys ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay dividends.

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

Results of Operations - Three Months Ended September 30, 2001 and 2000

Net income decreased 107%, from $357,301 for the quarter ended September 30, 2000 to ($26,012) for the quarter ended September 30, 2001. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $712,243 for the second quarter of fiscal 2001 to $434,798 for the same period of fiscal 2002. This decrease of $277,445 resulted primarily from lower oil and gas prices. Average gas prices decreased from $4.42 per mcf for the second quarter of fiscal 2001 to $2.76 per mcf for fiscal 2002, while average oil prices decreased from $30.55 per bbl for fiscal 2001 to $24.80 for fiscal 2002. Oil and gas production quantities were 4,357 barrels ("bbls")and 131,098 thousand cubic feet ("mcf") for the second quarter of fiscal 2001 and 5,074 bbls and 111,840 mcf for fiscal 2002, an increase of 16% and a decrease of 15%, respectively.

Production costs increased 43% from $149,841 for the second quarter of fiscal 2001 to $213,702 for the same period of fiscal 2002, primarily due to nonrecurring expenses on acquired wells in fiscal 2002.

General and administrative expenses decreased 3% from $78,561 for the second quarter of fiscal 2001 to $76,137 for the same period of fiscal 2002.

Depreciation, depletion and amortization based on production and other methods increased 11%, from $103,677 for the second quarter of fiscal 2001 to $114,634 for the same period of fiscal 2002.

Interest expense decreased 56% from $27,472 for the second quarter of fiscal 2001 to $12,185 for the same period of fiscal 2002, due primarily to lower interest rates and decreased borrowings outstanding.

There was no provision for income tax expense for the second quarter of fiscal 2001 due to a reduction in valuation allowance for deferred tax assets. For the same period of fiscal 2002 income tax expense was 48,288, which is higher than statutory rates, due to a correction of the first quarter estimate.

Results of Operations - Six Months Ended September 30, 2001 and 2000

Net income decreased 73% from $635,737 for the six months ended September 30, 2000 to $172,841 for the six months ended September 30, 2001. Individual categories of income and expense are discussed below.

Oil and gas sales decreased 21% from $1,305,050 for the first six months of fiscal 2001 to $1,029,549 for the same period of fiscal 2002, primarily because of lower oil and gas prices and decreased gas production. Average gas prices decreased from $3.81 per mcf for the first six months of fiscal 2001 to $3.55 per mcf for fiscal 2002, and average oil prices decreased from $28.64 per bbl for fiscal 2001 to $24.77 per bbl for fiscal 2002. Oil and gas production quantities were 9,114 bbls and 273,905 mcf for the first six months of fiscal 2001 and 9,566 bbls and 223,093 mcf for fiscal 2002, an increase of 5% and a decrease of 19%, respectively.

Production costs increased 54% from $241,134 for the first six months of fiscal 2001 to $371,105 for the same period of fiscal 2002. Non-recurring expenses on acquired properties and other operating expenses to increase production on producing properties primarily account for this increase.

General and administrative expenses increased 16% from $163,603 for the first six months of fiscal 2001 to $190,304 for the same period of fiscal 2002 due to increases in salary costs and contract services, franchise taxes, and compensation related to stock options granted to consultants.

Depreciation, depletion and amortization, based on production and other methods of depreciation, decreased 5% from $215,677 for the first six months of fiscal 2001 to $205,830 for the same period of fiscal 2002.

Interest expense decreased 59% from $55,294 for the first six months of fiscal 2001 to $22,713 for the same period of fiscal 2002, due primarily to lower interest rates and decreased borrowings outstanding.

           Quantitative and Qualitative Disclosures About Market Risk

     All of the Company's financial instruments are for purposes other than trading.

     Interest Rate Risk. The following table summarizes fiscal year maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $10,000.

                                         2002         2003           2004
                                      ----------   ----------   -------------
         Variable rate bank debt      $   -       $1,000,000    $     -

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At September 30, 2001, the Company's largest credit risk associated with any single purchaser was $27,719. The Company has not experienced any significant credit losses.

Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price for the first six months of fiscal 2002 had increased or decreased by one cent per barrel, the Company's pretax income for such period would have changed by $96. If the average gas price for the first six months of fiscal 2002 had increased or decreased by one cent per mcf, the Company's pretax income would have changed by $2,231.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings

                  None.

Item 2.  Changes in securities

                  None.

Item 3.  Defaults upon senior securities

                  None.

Item 4.  Submission of matters to a vote of security holders

     On  September  27,  2001,  the Annual  Meeting of the  Shareholders  of the
Company was held in Midland, Texas, for the purpose of electing a Board of Directors. Each of the six directors nominated by the Board of Directors was elected with 940,688 votes for and none against out of a total of 1,610,133 shares of common stock of the Company issued and outstanding. William G. Duncan, Jr., Thomas Graham, Jr., Nicholas C. Taylor, Thomas R. Craddick, Jack D. Ladd and Donna Gail Yanko were duly elected to serve as directors until the next annual meeting and until the election of their respective successors.

Item 5.  Other Information

     Immediately   subsequent   to  the   above-described   Annual   Meeting  of
Shareholders, the directors increased the authorized number of directors to seven and appointed Arden R. Grover of Midland, Texas to fill such vacancy.

Item 6.  Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEXCO ENERGY CORPORATION
                                             (Registrant)



Dated: November 9, 2001                     /s/Nicholas C. Taylor
                                            -----------------------------------
                                            Nicholas C. Taylor
                                            President



Dated: November 9, 2001                     /s/Tamala L. McComic
                                            -----------------------------------
                                            Tamala L. McComic
                                            Treasurer, Controller and Assistant
                                            Secretary