Form 10-Q
period 2001-12-31
MEXCO ENERGY CORP
filed 2002-02-12
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                         Common Stock, $0.50 par value:
                1,607,900 shares outstanding at January 31, 2002

                            MEXCO ENERGY CORPORATION

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

       Consolidated Balance Sheets as of December 31, 2001
       (Unaudited) and March 31, 2001                                          3

       Consolidated  Statements of Operations (Unaudited)
       for the three and nine month periods ended December
       31, 2001 and December 31, 2000                                          4

       Consolidated  Statements of Cash Flows (Unaudited)
       for the nine month periods ended December 31, 2001
       and December 31, 2000                                                   5

       Notes to Unaudited Consolidated Financial Statements                    6

       Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                               8

       Quantitative and Qualitative Disclosures About Market Risk             11


PART II.  OTHER INFORMATION                                                   11
---------------------------


SIGNATURES                                                                    12
----------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                 December 31,        March 31,
                                                     2001              2001
                                                 ------------      ------------
                                                 (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                        $     73,000      $    379,000
Accounts receivable:
  Oil and gas sales                                   186,000           489,000
  Trade                                                28,000             1,000
  Related parties                                       1,000             8,000
Prepaid expenses                                       47,000            74,000
                                                 ------------      ------------
    Total current assets                              335,000           951,000

Property and equipment, at cost:
Oil and gas properties and equipment,
  using full cost method, pledged                  13,550,000        11,558,000
Office and computer equipment
  and software                                         28,000            24,000
                                                 ------------      ------------
                                                   13,578,000        11,582,000
Less accumulated depreciation,
  depletion and amortization                        7,884,000         7,572,000
                                                 ------------      ------------
    Property and equipment, net                     5,694,000         4,010,000
                                                 ------------      ------------
Total assets                                     $  6,029,000      $  4,961,000
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable and accrued expenses            $    143,000      $     78,000
Income taxes payable                                       --            52,000
                                                 ------------      ------------
    Total current liabilities                         143,000           130,000

Long-term debt                                      1,400,000           600,000

Deferred income tax liability                         261,000           185,000

Stockholders' equity:
Preferred stock, par value $1 per share;
  10,000,000 shares authorized;
    none issued                                            --                --
Common stock, par value $0.50 per share;
  40,000,000 shares authorized; 1,607,900
  shares issued December 31, 2001
  (1,621,387 shares issued March 31,2001)             804,000           811,000
Additional paid in capital                          2,874,000         2,900,000
Retained earnings                                     547,000           407,000
Treasury stock, at cost                                                 (72,000)
                                                 ------------      ------------
    Total stockholders' equity                      4,225,000         4,046,000
                                                 ------------      ------------
Total liabilities and stockholders'
  equity                                         $  6,029,000      $  4,961,000
                                                 ============      ============

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months ended December 31, 2001 and 2000
                                   (Unaudited)

                                             Three Months Ended                Nine Months Ended
                                                 December 31                       December 31
                                        -----------------------------     -----------------------------
                                            2001             2000             2001             2000
                                        ------------     ------------     ------------     ------------
Operating revenue:
  Oil and gas sales                     $    330,000     $    798,000     $  1,360,000     $  2,103,000
  Other                                        1,000            2,000            5,000            6,000
                                        ------------     ------------     ------------     ------------

     Total operating revenue                 331,000          800,000        1,365,000        2,109,000

Operating costs and expenses:
  Oil and gas production                     131,000          135,000          502,000          376,000
  Depreciation, depletion
   and amortization                          106,000           59,000          312,000          274,000
  General and administrative                 120,000           74,000          310,000          238,000
                                        ------------     ------------     ------------     ------------

     Total operating costs
      and expenses                           357,000          268,000        1,124,000          888,000
                                        ------------     ------------     ------------     ------------

 Operating income                            (26,000)         532,000          241,000        1,221,000

Other income and (expenses):
  Interest income                              1,000                0            2,000            2,000
  Interest expense                           (16,000)         (24,000)         (39,000)         (80,000)
                                        ------------     ------------     ------------     ------------

     Net other income and expenses           (15,000)         (24,000)         (37,000)         (78,000)
                                        ------------     ------------     ------------     ------------

Income (loss) before income taxes            (41,000)         508,000          204,000        1,143,000

Income tax expense:
   Current                                        --            4,000          (12,000)           4,000
   Deferred                                   (9,000)          95,000           76,000           95,000
                                        ------------     ------------     ------------     ------------

                                              (9,000)          99,000           64,000           99,000
                                        ------------     ------------     ------------     ------------

Net income (loss)                       $    (32,000)    $    409,000     $    140,000     $  1,044,000
                                        ============     ============     ============     ============

Net income (loss) per share:
  Basic                                       ($0.02)    $       0.25     $       0.09     $       0.64
  Diluted                                     ($0.02)    $       0.25     $       0.09     $       0.64

Weighted average shares outstanding:
  Basic                                    1,603,155        1,623,293        1,607,790        1,623,293
  Diluted                                  1,603,155        1,634,827        1,608,478        1,627,138

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended December 31, 2001 and 2000
                                   (Unaudited)


                                                      2001             2000
                                                  ------------     ------------
Cash flows from operating activities:
   Net income                                     $    140,000     $  1,044,000
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Increase in deferred income taxes                 76,000           96,000
      Stock-based compensation                          39,000           12,000
      Depreciation, depletion and
         Amortization                                  312,000          274,000
      (Increase) decrease in
         accounts receivable                           283,000         (244,000)
      Increase (decrease) in accounts
         payable and accrued expenses                  (15,000)          (5,000)
      Decrease (increase) in prepaid expenses           27,000          (47,000)
      Increase(decrease)in income taxes payable        (52,000)           4,000
                                                  ------------     ------------
      Net cash provided by operating
         activities                                    810,000        1,134,000

Cash flows from investing activities:
   Additions to property and equipment              (1,833,000)        (699,000)
                                                  ------------     ------------
      Net cash used in investing
         activities                                 (1,833,000)        (699,000)

Cash flows from financing activities:
    Repurchase of common stock                         (83,000)              --
    Principal payments on long-term debt               (50,000)        (300,000)
    Principal borrowings on
      long-term debt                                   850,000               --
                                                  ------------     ------------
    Net cash (used in) provided by
      financing activities                             717,000         (300,000)
                                                  ------------     ------------

Net increase (decrease) in cash                       (306,000)         135,000

Cash, beginning of the period                          379,000           98,000
                                                  ------------     ------------

Cash, end of period                               $     73,000     $    233,000
                                                  ============     ============


Interest paid                                     $     38,000     $     80,000
Income taxes paid                                 $     80,000     $         --


                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A.   Organization and Significant Accounting Policies
-------   ------------------------------------------------

     Organization and Basis of Presentation
     --------------------------------------

     Mexco Energy Corporation, a Colorado corporation, was organized in 1972 and maintains its principal office in Midland, Texas. The Company and its wholly owned subsidiary, Forman Energy Corporation, a New York corporation,
(collectively the "Company") are engaged in the acquisition, exploration, development and production of oil and gas. While the Company owns producing properties and undeveloped acreage in eleven states, the majority of its activities are centered in the Permian Basin of West Texas. Although most of the Company's oil and gas interests are operated by others, the Company operates a number of properties in which it owns an interest.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of December 31, 2001, and the results of its operations and cash flows for the interim periods ended December 31, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share
------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods ended December 31, 2001 and 2000.

                                       Three Months Ended          Nine Months Ended
                                          December 31                 December 31
                                    ------------------------    ------------------------
                                       2001          2000          2001          2000
                                    ----------    ----------    ----------    ----------
Weighted average number of
  common shares outstanding          1,603,155     1,623,293     1,607,790     1,623,293
Incremental shares from the
  assumed exercise of dilutive
  stock options                              0        11,534           688         3,845
                                    ----------    ----------    ----------    ----------
Dilutive potential common shares     1,603,155     1,634,827     1,608,478     1,627,138

     Options to purchase 200,000 and 90,000 shares outstanding at December 31, 2001 and December 31, 2000, respectively, were not included in the computation of diluted net income per share because either (i) the exercise price of the options was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

Income Taxes
------------

     The income tax provision in the statements of operations for the three and nine month periods ended December 31, 2000 is less than the expected statutory rate primarily due to a decrease in valuation allowance.

Stockholders' Equity
--------------------

     During the quarter ended December 31, 2001, the board of directors authorized the purchase of 23,333 shares of the Company's common stock totaling $93,000. Of these 23,333 purchased shares, 18,400 shares were exchanged for oil and gas lease rights representing 368 net acres valued at $83,000 and 2,700 shares were awarded to employees and consultants valued at $11,000. The remaining 2,233 shares purchased along with the 11,254 shares of the Company's stock held in the treasury were cancelled.

Related Party Transactions
--------------------------

     During the quarter ended December 31, 2001, the Company entered into two transactions with a Company director and employee. In the first transaction the Company purchased oil and gas lease rights representing 369 net acres for cash consideration of $83,000. In the second transaction the Company exchanged 18,400 shares of its $.50 par value common stock for oil and gas lease rights representing 368 net acres with a value of $83,000. Such acreage is available for exploration and production of oil and gas.

Subsequent Events
-----------------

     On February 1, 2002 the Company unanimously approved a 10% stock dividend payable to all shareholders of record as of February 15, 2002.

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

The Company's focus is on increasing profit margins while concentrating on obtaining gas reserves with low cost operations by acquiring and developing primarily gas properties with potential for long-lived production.

For the first nine months of fiscal 2002, cash flow from operations was $810,000 compared to $1,134,000 for the first nine months of fiscal 2001. The cash flow from operations for the first nine months of fiscal 2002 included the effects of an increase in deferred income taxes and a decrease in both accounts receivable and prepaid expenses. Cash of $1,833,000 was used for additions to property and equipment, of which $800,000 came from borrowings. Accordingly, net cash decreased $306,000.

During the quarter ended December 31, 2001, the board of directors authorized the purchase of 23,333 shares of the Company's common stock totaling $93,000. Of these 23,333 shares, 18,400 shares were exchanged for oil and gas lease rights representing 386 net acres valued at $83,000, and 2,700 shares were awarded to employees and consultants valued at $11,000. The remaining 2,233 shares purchased along with the 11,254 shares of the Company's stock held in the treasury were retired.

As of September 1, 2000, the Company acquired three producing properties in Pecos County, Texas for $198,000. The Company owns working interests ranging from 97% to 99%. Net operating cash flow from these properties was approximately $101,000 for the twelve months ended December 31, 2001. Since January 2001, workovers were performed on four of these producing wells, increasing production at a total additional cost to the Company of approximately $197,000.

Effective September 1, 2000, the Company leased 159 gross non-producing acres in Pecos County, Texas, in which it retained a 96% working interest. The Company re-entered a plugged well at an approximate cost of $165,000 and commenced gas production in August 2001.

In April 2001, the Company acquired additional joint venture interests in properties located in various counties and states for $174,000, adjusted for revenues and expenses from January 1, 2001, the effective date, through April 29, 2001, date of closing.

In May 2001, the Company acquired a 12.5% working interest (9.375% net revenue interest) in 8,934 acres in Edwards County, Texas for approximately $125,400. The initial test well was drilled on this acreage and completed and fractured at a cost to the Company of approximately $129,500. The well is shut-in pending completion of a pipeline at an estimated cost of $25,000 to the Company's interest. The well is expected to be on production by mid-February. The Company purchased a similar interest in a second well, which is also expected to begin production in mid-February. The Company participated in the drilling of another well at an approximate cost to the Company of $56,000, which is being plugged and abandoned. The Company expects to participate in the drilling of an additional well in Edwards County in the next 60 to 90 days.

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

At December 31, 2001, the Company had working capital of approximately $192,000 compared to working capital of approximately $821,000 at March 31, 2001, a decrease of $629,000, due primarily to acquisitions, development of properties and lower oil and gas prices.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was increased to $3,500,000, with scheduled monthly reductions of the available borrowing base of $49,000 per month beginning September 5, 2001, and the maturity date was extended to August 15, 2003. As of December 31, 2001, the balance outstanding under this agreement was $1,400,000. No principal payments are anticipated to be required for fiscal 2002. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.75% at December 31, 2001). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

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

Results of Operations - Three Months Ended December 31, 2001 and 2000
---------------------------------------------------------------------

Net income decreased 108%, from $409,000 for the quarter ended December 31, 2000 to a loss of $32,000 for the quarter ended December 31, 2001. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $798,000 for the third quarter of fiscal 2001 to $330,000 for the same period of fiscal 2002. This decrease of $468,000 resulted from lower oil and gas prices. Average gas prices decreased from $5.83 per mcf for the third quarter of fiscal 2001 to $2.05 per mcf for the same period of fiscal 2002, while average oil prices decreased from $31.45 per bbl for the third quarter of fiscal 2001 to $18.15 for the same period of fiscal 2002. Oil and gas production quantities were 4,391 barrels ("bbls") and 113,240 thousand cubic feet ("mcf") for the third quarter of fiscal 2001 and 5,034 bbls and 116,319 mcf for the same period of fiscal 2002, an increase of 15% and 3%, respectively.

Production costs decreased 3% from $135,000 for the third quarter of fiscal 2001 to $131,000 for the same period of fiscal 2002.

General and administrative expenses increased 62% from $74,000 for the third quarter of fiscal 2001 to $120,000 for the same period of fiscal 2002. This is primarily the result of an increase in financial consulting, engineering, land and geological services during the quarter.

Depreciation, depletion and amortization based on production and other methods increased 80%, from $59,000 for the third quarter of fiscal 2001 to $106,000 for the same period of fiscal 2002 primarily due to increased reserves added during the third quarter of fiscal 2001.

Interest expense decreased 33% from $24,000 for the third quarter of fiscal 2001 to $16,000 for the same period of fiscal 2002, due to lower interest rates.

During the third quarter of fiscal 2002, the Company had a $9,000 income tax benefit due to a reduction in the deferred tax liability account.

Results of Operations - Nine Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------

Net income decreased 87% from $1,044,000 for the nine months ended December 31, 2000 to $140,000 for the nine months ended December 31, 2001. Individual categories of income and expense are discussed below.

Oil and gas sales decreased 35% from $2,103,000 for the first nine months of fiscal 2001 to $1,360,000 for the same period of fiscal 2002, primarily because of lower oil and gas prices and decreased gas production. Average gas prices decreased from $4.40 per mcf for the first nine months of fiscal 2001 to $3.04 per mcf for the same period of fiscal 2002, and average oil prices decreased from $29.56 per bbl for the first nine months of fiscal 2001 to $22.51 per bbl for the same period of fiscal 2002. Oil and gas production quantities were 13,505 bbls and 387,145 mcf for the first nine months of fiscal 2001 and 14,600 bbls and 339,418 mcf for the same period of fiscal 2002, an increase of 8% and a decrease of 12%, respectively.

Production costs increased 34% from $376,000 for the first nine months of fiscal 2001 to $502,000 for the same period of fiscal 2002. Non-recurring expenses on acquired properties and other operating expenses to increase production on producing properties primarily account for this increase.

General and administrative expenses increased 30% from $238,000 for the first nine months of fiscal 2001 to $310,000 for the same period of fiscal 2002 primarily due to increases in financial consulting fees, engineering, land and geological services, and compensation related to stock options granted to consultants.

Depreciation, depletion and amortization, based on production and other methods of depreciation, increased 14% from $274,000 for the first nine months of fiscal 2001 to $312,000 for the same period of fiscal 2002. This is primarily due to increased costs for oil and gas interests.

Interest expense decreased 51% from $80,000 for the first nine months of fiscal 2001 to $39,000 for the same period of fiscal 2002, due primarily to lower interest rates.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2001, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At December 31, 2001, the Company had an outstanding loan balance of $1,400,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $14,000, based on the outstanding balance.

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At December 31, 2001, the Company's largest credit risk associated with any single purchaser was $27,000. The Company has not experienced any significant credit losses.

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

PART II - OTHER INFORMATION

Item 2.   Changes in securities
          ---------------------

          On December 31, 2001 the Company exchanged 18,400 reacquired shares of its Common stock having a par value of $0.50 per share in a private placement under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, being a transaction by an issuer not involving a public offering, with the certificate representing such shares bearing a restrictive legend imposed upon the right of resale pursuant to such act. The shares were issued to a trust. The consideration for such issuance of stock was oil and gas lease rights representing 368 net acres. See Note A to Notes to the Consolidated Financial Statements.

          On February 1, 2002, the Company's Board of Directors declared a stock dividend consisting of shares of par value $0.50 common stock of the Company in the amount of ten percent (10%) of the outstanding shares, or 1 share for each 10 shares held by all stockholders of record of the Company as of February 15, 2002, with any resulting fractional share dividends to be rounded up or down to the nearest whole number of shares and issued the stock dividend accordingly. The payable date for this dividend will be February 28, 2002.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEXCO ENERGY CORPORATION
                                   (Registrant)


Dated: February 12, 2002           /s/ Nicholas C. Taylor
                                   ----------------------------------
                                   Nicholas C. Taylor
                                   President


Dated: February 12, 2002           /s/ Tamala L. McComic
                                   ----------------------------------
                                   Tamala L. McComic
                                   Treasurer, Controller and Assistant Secretary