Form 10-K
period 2002-03-31
MEXCO ENERGY CORP
filed 2002-07-01
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended March 31, 2002 Commission File No. 0-6694

                            MEXCO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

            COLORADO                                            84-0627918
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification Number)

    214 W. TEXAS AVENUE, SUITE 1101                               79701
             MIDLAND, TEXAS                                     (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (915) 682-1119

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class                    Name of Exchange on Which Registered
     -------------------                    ------------------------------------
Common Stock, $0.50 par value                               None

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

     As of June 25, 2002, the aggregate market value of the registrant's common stock held by non-affiliates (using the closing bid price of $6.00) was approximately $3,234,264.

     The number of shares outstanding of the registrant's common stock as of June 25, 2002 was 1,739,622.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report is incorporated by reference from the Registrant's Information Statement relating to its Annual Meeting of Stockholders to be held on August 8, 2002. Such Information Statement will be filed with the Commission not later than July 30, 2002.

                                TABLE OF CONTENTS

                                     PART 1
                                     ------

Item 1.    Business .........................................................  3
Item 2.    Properties .......................................................  6
Item 3.    Legal Proceedings ................................................  9
Item 4.    Submission of Matters to a Vote of Security Holders ..............  9

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters .............................................. 10
Item 6.    Selected Financial Data .......................................... 10
Item 6A.   Selected Quarterly Financial Data ................................ 11
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................. 11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ....... 14
Item 8.    Financial Statements and Supplementary Data ...................... 15
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures ............................. 30

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............... 30
Item 11.   Executive Compensation ........................................... 30
Item 12.   Security Ownership of Certain Beneficial Owners and Management ... 30
Item 13.   Certain Relationships and Related Transactions ................... 31

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .. 31
Signatures .................................................................. 32

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

     While the Company owns oil and gas properties in other states, the majority of its activities are centered in West Texas. The Company acquires interests in producing and non-producing oil and gas leases from landowners and leaseholders in areas considered favorable for oil and gas exploration, development and production. In addition, the Company may acquire oil and gas interests by joining in oil and gas drilling prospects generated by third parties. The Company may employ a combination of the above methods of obtaining producing acreage and prospects. In recent years, the Company has placed primary emphasis on the evaluation and purchase of producing oil and gas properties and re-entry prospects that could have a potentially meaningful impact on Company reserves.

OIL AND GAS OPERATIONS

     As of March 31, 2002, gas reserves constituted approximately 88% of the Company's total proved reserves and approximately 74% of the Company's revenues for fiscal 2002. Revenues from oil and gas royalty interests accounted for approximately 19% of the Company's revenues for fiscal 2002.

     VIEJOS GAS FIELD properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 3% of the Company's discounted future net cash flows from proved reserves as of March 31, 2002, and for fiscal 2002, approximately 22% of revenues and 14% of production costs.

     GOMEZ GAS FIELD properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 13% of the Company's discounted future net cash flows from proved reserves as of March 31, 2002, and for fiscal 2002, approximately 14% of revenues and 7% of production costs.

     EL CINCO GAS FIELD properties, encompassing 1,873 gross acres, 1,349 net acres, with 6 producing wells at this time in Pecos County, Texas, account for approximately 61% of the Company's discounted future net cash flows from proved reserves as of March 31, 2002. This is a multi-pay area where most of the leases have potential reserves in two zones. Of this amount approximately 44% of the Company's discounted future net cash flows from proved reserves are attributable to proven undeveloped reserves which will be developed primarily through re-entry of existing wells.

     The Company owns interests in and operates 19 producing wells and four shut-in wells. The Company owns partial interests in an additional 1,559 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Alabama, Montana and North Dakota. Additional information concerning these properties and the oil and gas reserves of the Company is provided below.

     The following table indicates the Company's oil and gas production in each of the last five years, all of which is located within the United States:

                  Year                   Oil(Bbls)    Gas(Mcf)
                  ----                   ---------    --------
                  2002 ...............      21,139     467,013
                  2001 ...............      18,545     503,773
                  2000 ...............      19,334     540,793
                  1999 ...............      49,573     482,948
                  1998 ...............      63,800     432,343

COMPETITION

The oil and gas industry is a highly competitive business. Competition for oil and gas reserve acquisitions is significant. The Company may compete with major oil and gas companies, other independent oil and gas companies and individual producers and operators with significantly larger financial and other resources. Competitive factors include price, contract terms, and types and quality of service, including pipeline distribution. The price for oil and gas is widely followed and is generally subject to worldwide market factors. Our ability to acquire and develop additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, and to consummate transactions in this highly competitive environment in a timely manner.

MAJOR CUSTOMERS

     The Company had sales to the following company that amounted to 10% or more of revenues for the year ended March 31:

                                                         2002     2001     2000
                                                         ----     ----     ----
Sid Richardson Energy Services, Co.
  (formerly Koch Midstream Services Company)              24%      39%      35%

REGULATION

     The Company's exploration, development, production and marketing operations are subject to extensive rules and regulations by federal, state and local authorities. Numerous federal, state and local departments and agencies have issued rules and regulations, binding on the oil and gas industry, some of which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, bonds and reports concerning operations. Most states also have statutes and regulations governing conservation and safety matters, including the unitization and pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing of such wells. Such statutes and regulations may limit the rate at which oil and gas otherwise could be produced from the Company's properties. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Because these rules and regulations are frequently amended or reinterpreted, the company is not able to predict the future cost or impact of complying with such laws.

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

ENVIRONMENTAL

     The Company, by nature of its oil and gas operations, is subject to extensive federal, state and local environmental laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes it is in compliance, in all material respects, with applicable environmental requirements. Although future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur material environmental liabilities or costs.

INSURANCE

     The Company is subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. The Company maintains insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

EMPLOYEES

     As of March 31, 2002, the Company had one full-time and three part-time employees. The Company believes that relations with these employees are generally satisfactory. The Company's employees are not covered by collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

OFFICE FACILITIES

     The Company maintains its principal offices at 214 W. Texas, Suite 1101, Midland, Texas pursuant to a month to month lease.

TITLE TO OIL AND GAS PROPERTIES

     The Company believes that its methods of investigating title to its properties are consistent with practices customary in the oil and gas industry, and that such practices are adequately designed to enable it to acquire good title to such properties. The Company's properties may be subject to one or more royalty, overriding royalty, carried and other similar non-cost bearing interests and contractual arrangements customary in the industry. Substantially all of the Company's properties are currently mortgaged under a deed of trust to secure funding through a revolving line of credit.

ITEM 2.   PROPERTIES

OIL AND NATURAL GAS RESERVES

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 2002, 2001 and 2000 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements. The Company emphasizes that reserve estimates are inherently imprecise and there can be no assurance that the reserves set forth below will be ultimately realized.

     In estimating reserves as of March 31, 2002, average prices of $23.00 per barrel for oil and $3.00 per mcf (thousand cubic feet) for gas were used, which were the average actual prices in effect on that date for the Company's production. For the years ending March 2001 and 2000 the prices used in estimating reserves were $24.42 and $27.74 per barrel for oil and $5.43 and $2.47 per mcf (thousand cubic feet) for gas, respectively.

     The Company filed form 8-K on May 23, 2002 disclosing oil and gas reserve estimates. The Company has not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency within the last twelve months.

     The estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves for the Company in the periods ended March 31 are summarized below.

                                 PROVED RESERVES

                                                             March 31,
                                            --------------------------------------------
                                                2002            2001            2000
                                            ------------    ------------    ------------
Oil (Bbls):
     Proved developed - Producing                143,003         145,954         138,839
     Proved developed - Non-producing              1,404          88,700              --
     Proved undeveloped                           92,900              --              --
                                            ------------    ------------    ------------
         Total                                   237,307         234,654         138,839
                                            ============    ============    ============


Natural gas (Mcf):
     Proved developed - Producing              3,822,715       4,447,379       4,165,396
     Proved developed - Non-producing          1,336,190       1,889,833         589,951
     Proved undeveloped                        5,023,328           8,234              --
                                            ------------    ------------    ------------
         Total                                10,182,233       6,345,446       4,755,347
                                            ============    ============    ============

Present value of estimated future
     net revenues before income taxes       $ 11,925,260    $ 15,988,820    $  6,144,644
                                            ============    ============    ============

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

PRODUCTIVE WELLS AND ACREAGE

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates the Company's productive wells as of March 31, 2002:

                                              Gross        Net
                                             --------    --------
                Oil ......................      1,263          14
                Gas ......................        315          10
                                             --------    --------
                Total Productive Wells ...      1,578          24
                                             ========    ========

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2002 material undeveloped acreage owned by the Company was approximately 12,070 gross and 2,643 net acres all of which is in the state of Texas.

     The following table sets forth the approximate developed acreage in which the Company held a leasehold mineral or other interest at March 31, 2002.

                                                         Developed Acres
                                                      ---------------------
                                                       Gross         Net
                                                      ---------------------
     Texas ......................................      111,275        3,629
     New Mexico .................................       16,514          145
     North Dakota ...............................       23,999           18
     Louisiana ..................................       21,961           28
     Oklahoma ...................................       38,202          126
     Montana ....................................        7,508            4
     Kansas .....................................        7,240           21
     Wyoming ....................................        1,798            4
     Colorado ...................................        1,040            1
     Alabama ....................................          320            1
     Arkansas ...................................          320           --
                                                      --------     --------
     Total ......................................      230,177        3,977
                                                      ========     ========

DRILLING ACTIVITIES

     The following table sets forth the drilling activity of the Company for the years ended March 31, 2002, 2001 and 2000.

                                               Years ended March 31,
                                   ---------------------------------------------
                                        2002            2001            2000
                                   -------------   -------------   -------------
                                   Gross     Net   Gross     Net   Gross     Net
                                   -----    ----   -----    ----   -----    ----
Exploratory Wells
     Productive                        2     .01       1     .08       1     .01
     Nonproductive                     1     .09       2     .48      --      --
                                    ----    ----    ----    ----    ----    ----
         Total                         3     .10       3     .56       1     .01
                                    ====    ====    ====    ====    ====    ====
Development Wells
     Productive                       12     .13       1     .02       1      .6
     Nonproductive                    --      --      --      --      --      --
                                    ----    ----    ----    ----    ----    ----
         Total                        12     .13       1     .02       1      .6
                                    ====    ====    ====    ====    ====    ====

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per mcf of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 2002, 2001 and 2000.

                                                        Years ended March 31,
                                            --------------------------------------------
                                                2002            2001            2000
                                            ------------    ------------    ------------
Oil (a):
    Production (Bbls)                             21,139          18,545          19,334
    Revenue                                 $    456,108    $    531,751    $    416,405
    Average Bbls per day                              58              51              53
    Average sales price per Bbl             $      21.58    $      28.67    $      21.54
Gas (b):
    Production (Mcf)                             467,013         503,773         540,793
    Revenue                                 $  1,312,452    $  2,560,459    $  1,262,556
    Average Mcf per day                            1,279           1,380           1,478
    Average sales price per Mcf             $       2.81    $       5.08    $       2.33
Production cost:
    Production cost                         $    648,820    $    526,032    $    542,789
    Equivalent Bbls (c)                           98,975         102,507         109,466
    Production cost per equivalent Bbl      $       6.56    $       5.13    $       4.96
    Production cost per sales dollar        $       0.37    $       0.17    $       0.32
Total oil and gas revenues                  $  1,768,560    $  3,092,210    $  1,678,961

(a)  Includes condensate.
(b)  Includes natural gas products.
(c) Gas production is converted to equivalent bbls at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a plaintiff in two class action lawsuits against gas purchasers involving contract price disputes. The Company does not expect any expenses of a material nature to arise from these class action claims. One of these lawsuits has been settled with a judgment in the Company's favor. The exact settlement amount is being calculated and is estimated to be approximately $150,000 net to the Company. The second lawsuit, in which the Company is a named plaintiff is still pending. No amounts have been accrued for these items in the Company's consolidated financial statements for the year ended March 31, 2002.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2002.

       Name             Age                         Position
------------------      ---      -----------------------------------------------
Nicholas C. Taylor       64      President and Chief Executive Officer
Donna Gail Yanko         57      Vice President and Corporate Secretary
Tamala L. McComic        33      Treasurer, Controller and Assistant Secretary

     Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

     Nicholas C. Taylor was elected President, Treasurer and Director of the Company in April 1983 and continues to serve as President and Director on a part time basis, as required. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995 he was appointed by the Governor of Texas to the State Securities Board through January 2001. In addition to serving as chairman for four years, he continues to serve as a member pending the appointment of his successor.

     Donna Gail Yanko worked as part-time administrative assistant to the Chief Executive Officer and as Assistant Secretary of the Company until June 1992 when she was appointed Corporate Secretary. Mrs. Yanko was appointed to the position of Vice President and elected to the Board of Directors of the Company in 1990.

     Tamala L. McComic has been Controller for the Company since July 2001. She was appointed Assistant Secretary of the Company in August 2001 and Treasurer in September 2001. From 1994 to 2001 Mrs. McComic was Regional Controller and Credit Manager for Transit Mix Concrete & Materials Company, a subsidiary of Trinity Industries, Inc.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the over-the-counter market bulletin board under the symbol MEXC. The registrar and transfer agent is Computershare Investor Services, Inc., P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-262-0600). As of March 31, 2002 the Company had 1,402 shareholders of record and 1,766,566 shares outstanding.

                           PRICE RANGE OF COMMON STOCK

                                                              Bid Price
                                                        ----------------------
                                                          High           Low
                                                        --------      --------
      2002:  (1)
             April - June 2001                          $4.10         $3.00
             July - September 2001                       4.10          3.71
             October - December 2001                     4.50          2.85
             January - March 2002                        4.50          3.50
      2001:  (1)
             April - June 2000                           4.875         4.375
             July - September 2000                       4.5625        4.50
             October - December 2000                     6.375         4.5625
             January - March 2001                        6.75          3.50

(1) Reflects high and low bid information received from Pink Sheets LLC, formerly National Quotation Bureau, LLC. These bid quotations represent prices between dealers, without retail markup, markdown or commissions, and do not reflect actual transactions.

     On June 25, 2002, the bid price was $6.00.

     On February 1, 2002 the Company's Board of Directors declared a stock dividend consisting of shares of par value $0.50 common stock of the Company in the amount of ten percent (10%) of the outstanding shares, or 1 share for each 10 shares held by all stockholders of record of the Company as of February 15, 2002, with any resulting fractional share dividends to be rounded up or down to the nearest whole number of shares and issued the stock dividend accordingly. The payable date for this dividend was February 28, 2002 and resulted in an additional 160,566 shares of stock issued and outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

                                                               Years Ended March 31,
                                  --------------------------------------------------------------------------------
                                      2002             2001             2000             1999             1998
                                  --------------------------------------------------------------------------------
Statement of Operations:
Operating revenues                $  1,778,583     $  3,099,966     $  1,686,266     $  1,510,005     $  2,106,338
Operating income (loss)                252,101        1,881,776          498,384         (281,099)      (1,558,335)
Other income (expense)                 (54,706)         (92,160)        (104,737)        (144,675)        (134,891)
Net income (loss)                 $    189,291     $  1,539,458     $    393,647     $   (425,774)    $ (1,323,657)
Net income (loss) per
     share - basic (1)            $       0.11     $       0.86     $       0.22     $      (0.24)    $      (0.75)
Net Income (loss) per
     share - diluted (1)          $       0.11     $       0.86     $       0.22     $      (0.24)    $      (0.75)
Weighted average shares
     outstanding - basic (1)         1,768,314        1,784,825        1,785,618        1,785,618        1,754,227
Weighted average shares
     outstanding - diluted (1)       1,768,579        1,787,503        1,785,618        1,785,618        1,754,227

Balance Sheet:
Property and equipment, net       $  5,895,429     $  4,009,852     $  3,459,522     $  3,749,400     $  4,078,053
Total assets                         6,347,965        4,961,360        3,863,319        4,043,015        4,542,486
Total debt                           1,710,000          600,000        1,200,000        1,784,000        1,822,000
Stockholders' equity              $  4,276,042     $  4,046,452     $  2,567,228     $  2,173,581     $  2,599,355

Cash Flow:
Cash provided by operations       $    899,977     $  1,903,345     $    722,088     $    532,171     $  1,118,566

EBITDA (2)                        $    702,978     $  2,263,376     $    927,326     $    635,260     $  1,252,539

(1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.
(2) EBITDA (as used herein) represents earnings before interest expense, income taxes, depreciation, depletion and amortization. Management of the Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

ITEM 6A.  SELECTED QUARTERLY FINANCIAL DATA

                                                              FISCAL 2002
                                         ------------------------------------------------------
                                          4TH QTR       3RD QTR        2ND QTR        1ST QTR
                                         ----------    ----------     ----------     ----------
Net sales                                $  409,058    $  329,953     $  434,798     $  594,751
Gross profit                             $  261,890    $  199,406     $  221,096     $  437,348
Net income (loss)                        $   48,988    $  (32,538)    $  (26,012)    $  198,852
Net income (loss) per share-basic(1)     $     0.03    $    (0.02)    $    (0.01)    $     0.11
Net income (loss per share-diluted(1)    $     0.03    $    (0.02)    $    (0.01)    $     0.11

                                                              FISCAL 2001
                                         ------------------------------------------------------
                                          4TH QTR       3RD QTR        2ND QTR        1ST QTR
                                         ----------    ----------     ----------     ----------
Net sales                                $  989,050    $  798,110     $  712,243     $  592,807
Gross profit                             $  839,481    $  662,781     $  562,402     $  501,514
Net income                               $  495,205    $  408,516     $  357,301     $  278,436
Net income per share-basic(1)            $     0.28    $     0.23     $     0.20     $     0.16
Net income per share-diluted(1)          $     0.28    $     0.23     $     0.20     $     0.16

     (1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.

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

     In fiscal 2002, the Company primarily used cash provided by operations ($899,977) and borrowings on the line of credit ($1,160,000) to fund oil and gas property acquisitions and development ($2,247,424). Working capital as of March 31, 2002 was $347,204. In February 2002, the Company declared and issued a 10% stock dividend resulting in an additional 160,566 shares of stock issued. As a result of the stock dividend, common stock increased $80,283, additional paid in capital increased $722,548 and retained earnings decreased by $802,831 resulting in a deficit of $206,286 in the retained earnings account at March 31, 2002. The stock dividend was issued pursuant to favorable earnings for the year ending March 31, 2001. There are no current plans to issue any further such dividends.

     In fiscal 2001, the board of directors authorized the purchase of up to 25,000 shares of the Company's common stock, and the Company repurchased 13,160 shares, at an aggregate cost of $84,934. For fiscal 2002, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal year 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of such shares, 18,400 shares were reissued in exchange for oil and gas lease rights representing 368 net acres valued at approximately $83,000. The remaining 4,133 shares were cancelled.

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

     In May 2001, the Company acquired a 12.5% working interest( 9.375% net revenue interest) in 9,412 acres in Edwards County, Texas for approximately $125,400. The initial well drilled on this acreage by a third party operator at an approximate cost to the Company of $129,000 was put on production in mid-February, 2002. A six-mile gas pipeline was completed on this acreage at an approximate cost to the Company of $25,000. The Company participated in drilling a second well at an approximate cost to the company of $52,000, which was plugged and abandoned. The Company expects to participate in the drilling of a third well in mid-July, 2002.

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

     In March 2002, the Company acquired 867.40 gross acres, 605.01 net acres in Pecos County, Texas for approximately $107,000. The Company had possibly 5 re-entries and 4 proven undeveloped drilling locations on this acreage. Development of these properties has begun in fiscal 2002. An engineering study by reservoir engineers credit significant proven undeveloped reserves to this acreage.

     The Company is reviewing several other projects in which it may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility. See Note B of Notes to Consolidated Financial Statements for a description of the Company's revolving credit agreement with Bank of America, N.A.

     Crude oil and natural gas prices have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. However, management believes the Company can maintain adequate liquidity for the next fiscal year.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

     Oil and gas sales decreased from $3,092,210 in 2001 to $1,768,560 in 2002, a decrease of $1,323,650 or 43%. This decrease was primarily attributable to the decrease in oil and gas prices during the year. The average oil price decreased from $28.67 in 2001 to $21.58 per bbl in 2002, a decrease of $7.09 per bbl or 25%. The average gas price decreased from $5.08 in 2001 to $2.81 per mcf in 2002, a decrease of $2.27 per mcf or 45%. Oil production increased from 18,545 bbls in 2001 to 21,139 bbls in 2002, an increase of 2,594 bbls or 14%. Gas production decreased from 503,773 mcf in 2001 to 467,013 mcf in 2002, a decrease of 36,760 mcf or 7%.

     Production costs increased from $526,032 in 2001 to $648,820 in 2002, an increase of $122,788 or 23%. This is primarily attributable to the increased number of working interests the Company acquired during the fiscal year as well as repairs on operated properties.

     Depreciation, depletion and amortization increased from $377,761 in 2001 to $448,422 in 2002, an increase of $70,661 or 19%, due primarily to lower gas prices and a large amount of reserves attributable to acquired properties which require a significant amount of development costs. There was no impairment of oil and gas properties in fiscal 2001 or 2002.

     General and administrative expenses increased from $314,397 in 2001 to $429,240 in 2002, an increase of $114,843 or 37%. This increase was primarily attributable to increased cost of shareholder maintenance related to the 10% stock dividend issued ($28,200), increases in financial consulting fees ($20,000), engineering ($13,000), land and geological services ($18,000), and compensation related to stock options granted to consultants ($24,000).

     Interest expense decreased from $95,999 in 2001 to $57,161 in 2002, a decrease of $38,838 or 40%. This decrease was primarily attributable to lower interest rates during 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

     Oil and gas sales increased from $1,678,961 in 2000 to $3,092,210 in 2001, an increase of $1,413,249 or 84%. This increase was primarily attributable to the increase in oil and gas prices during the year, offset in part by decreased production. The average oil price increased from $21.54 in 2000 to $28.67 per bbl in 2001, an increase of $7.13 per bbl or 33%. The average gas price increased from $2.33 in 2000 to $5.08 per mcf in 2001, an increase of $2.75 per mcf of 118%. Oil production decreased from 19,334 bbls in 2000 to 18,545 bbls in 2001, a decrease of 789 bbls or 4%. Gas production decreased from 540,793 mcf in 2000 to 503,773 mcf in 2001, a decrease of 37,020 mcf or 7%.

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

     General and administrative expenses increased from $218,991 in 2000 to $314,397 in 2001, an increase of $95,406 or 44%. This increase was primarily attributable to increased salaries and benefits ($40,700), compensation related to stock options granted to consultants ($24,700), and engineering and geological costs ($15,100), franchise taxes ($4,900) and a bad debt ($5,000).

     Interest expense decreased from $107,577 in 2000 to $95,999 in 2001, a decrease of $11,578 or 11%. This decrease was primarily attributable to a reduction in amounts borrowed during 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

     All of the Company's financial instruments are for purposes other than trading. At March 31, 2002, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     INTEREST RATE RISK. The following table summarizes maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $17,100.

                                                Year ended March 31,
                                    --------------------------------------------
                                        2002            2003            2004
                                    ------------    ------------    ------------
Variable rate bank debt             $         --    $         --    $  1,710,000

     CREDIT RISK. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2002 the Company's largest credit risk associated with any single purchaser was $33,706. The Company has not experienced any significant credit losses.

     VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price had increased or decreased by one cent per barrel for fiscal 2002, the Company's pretax income would have changed by $211. If the average gas price had increased or decreased by one cent per mcf for fiscal 2002, the Company's pretax income would have changed by $4,670.

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

     DRILLING AND OPERATING RISKS. Drilling and operating activities are subject to many risks, including availability of workover and drilling rigs, well blowouts, cratering, fires, releases of toxic gases and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company incurs the risk that no commercially productive reservoirs will be encountered and there is no assurance that the Company will recover all or any portion of its investment in wells drilled or re-entered.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants ...................    16
    Consolidated Balance Sheets ..........................................    17
    Consolidated Statements of Operations ................................    18
    Consolidated Statements of Changes in Stockholders' Equity ...........    19
    Consolidated Statements of Cash Flows ................................    20
    Notes to Consolidated Financial Statements ...........................    21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiary as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 24, 2002

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 As of March 31,

                                                      2002             2001
                                                  ------------     ------------
ASSETS
   Current assets
      Cash and cash equivalents                   $     44,958     $    378,816
      Accounts receivable:
        Oil and gas sales                              229,257          489,217
        Trade                                           49,644            1,074
        Related parties                                    523            8,059
        Income taxes receivable                        104,030               --
      Prepaid costs and expenses                        24,124           74,342
                                                  ------------     ------------
          Total current assets                         452,536          951,508

   Property and equipment, at cost
      Oil and gas properties, using
        the full cost method                        13,886,798       11,557,980
      Other                                             28,781           23,600
                                                  ------------     ------------
                                                    13,915,579       11,581,580
      Less accumulated depreciation,
        depletion, and amortization                  8,020,150        7,571,728
                                                  ------------     ------------

          Property and equipment, net                5,895,429        4,009,852
                                                  ------------     ------------

                                                  $  6,347,965     $  4,961,360
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable - trade                    $    105,332     $     77,776
      Income taxes payable                                  --           51,637
                                                  ------------     ------------
          Total current liabilities                    105,332          129,413

   Long-term debt                                    1,710,000          600,000

Deferred income tax liability                          256,591          185,495

   Stockholders' equity
      Preferred stock - $1.00 par value;
        10,000,000 shares authorized                        --               --
      Common stock - $0.50 par value;
        40,000,000 shares authorized;
        1,766,566 and 1,621,387 shares
        issued at March 31, 2002 and
        2001, respectively                             883,283          810,693
      Additional paid-in capital                     3,599,045        2,900,097
      Retained earnings (accumulated deficit)         (206,286)         407,254
      Treasury stock, at cost                               --          (71,592)
                                                  ------------     ------------

          Total stockholders' equity                 4,276,042        4,046,452
                                                  ------------     ------------

                                                  $  6,347,965     $  4,961,360
                                                  ============     ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,

                                                            2002             2001             2000
                                                        ------------     ------------     ------------
Operating revenues:
   Oil and gas                                          $  1,768,560     $  3,092,210     $  1,678,961
   Other                                                      10,023            7,756            7,305
                                                        ------------     ------------     ------------

          Total operating revenues                         1,778,583        3,099,966        1,686,266

Operating expenses:
   Production                                                648,820          526,032          542,789
   Depreciation, depletion,
      and amortization                                       448,422          377,761          426,102
   General and administrative                                429,240          314,397          218,991
                                                        ------------     ------------     ------------
          Total operating expenses                         1,526,482        1,218,190        1,187,882
                                                        ------------     ------------     ------------
                                                             252,101        1,881,776          498,384
Other income (expense):
   Interest income                                             2,455            3,839            2,840
   Interest expense                                          (57,161)         (95,999)        (107,577)
                                                        ------------     ------------     ------------
          Net other expense                                  (54,706)         (92,160)        (104,737)
                                                        ------------     ------------     ------------
Earnings before income taxes                                 197,395        1,789,616          393,647
Income tax expense:
   Current                                                   (62,992)          64,663               --
   Deferred                                                   71,096          185,495               --
                                                        ------------     ------------     ------------
                                                               8,104          250,158               --
                                                        ------------     ------------     ------------
Net earnings                                            $    189,291     $  1,539,458     $    393,647
                                                        ============     ============     ============

Net earnings per share:
   Basic                                                $       0.11     $       0.86     $       0.22
   Diluted                                              $       0.11     $       0.86     $       0.22

Weighted average outstanding shares:
   Basic                                                   1,768,314        1,784,825        1,785,618
   Diluted                                                 1,768,579        1,787,503        1,785,618

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     Retained
                                                                   Additional        Earnings          Total
                                Common Stock       Treasury         Paid-In        (Accumulated    Stockholders'
                                 Par Value          Stock           Capital          Deficit)          Equity
                                ------------     ------------     ------------     ------------     ------------

Balance, April 1, 1999          $    811,644     $         --     $  2,875,399     $ (1,513,462)    $  2,173,581
   Net earnings                           --               --               --          393,647          393,647
                                ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2000         $    811,644               --     $  2,875,399     $ (1,119,815)    $  2,567,228
   Net earnings                           --               --               --        1,539,458        1,539,458
   Issuance of stock                       2               --               (2)              --               --
   Retirement of stock                  (953)              --               --          (12,389)         (13,342)
   Stock based
      compensation                        --               --           24,700               --           24,700
   Purchase of stock                      --          (71,592)              --               --          (71,592)
                                ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2001         $    810,693     $    (71,592)    $  2,900,097     $    407,254     $  4,046,452

   Net earnings                           --               --               --          189,291          189,291
   10% stock dividend                 80,283               --          722,548         (802,831)              --
   Purchase of stock                      --          (91,231)              --               --          (91,231)
   Issuance of stock
      for property                        --           72,576           10,224               --           82,800
   Retirement of stock                (7,693)          90,247          (82,554)              --               --
   Stock based
      compensation                        --               --           48,730               --           48,730
                                ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2002         $    883,283     $         --     $  3,599,045     $   (206,286)    $  4,276,042
                                ============     ============     ============     ============     ============

                                 Share Activity
                                 --------------

                                                            2002             2001             2000
                                                        ------------     ------------     ------------
Common stock issued
   At beginning of year                                    1,621,387        1,623,289        1,623,289
      Issued                                                 160,566                4               --
      Cancelled                                              (15,387)          (1,906)              --
                                                        ------------     ------------     ------------
   At end of year                                          1,766,566        1,621,387        1,623,289

Held in treasury
   At beginning of year                                      (11,254)              --               --
      Acquisitions, at cost                                  (22,533)         (11,254)              --
      Issued for property                                     18,400               --               --
      Cancellation, returned to
        unissued                                              15,387               --               --
                                                        ------------     ------------     ------------
   At end of year                                                 --          (11,254)              --
                                                        ------------     ------------     ------------
Common shares outstanding at end
   of year                                                 1,766,566        1,610,133        1,623,289
                                                        ============     ============     ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended March 31,

                                                            2002             2001             2000
                                                        ------------     ------------     ------------
Cash flows from operating activities:
   Net earnings                                         $    189,291     $  1,539,458     $    393,647
   Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Deferred income taxes                                 71,096          185,495               --
        Stock-based compensation                              48,730           24,700               --
        Depreciation, depletion, and amortization            448,422          377,761          426,102
        (Increase) decrease in accounts receivable           114,896         (218,054)         (97,247)
        Increase in accounts payable                          28,964              901            1,007
        (Increase) decrease in prepaid assets                 50,215          (58,553)          (1,421)
        Increase(decrease) in income taxes payable           (51,637)          51,637               --
                                                        ------------     ------------     ------------

          Net cash provided by operating activities          899,977        1,903,345          722,088

Cash flows from investing activities:
   Additions to oil and gas properties                    (2,247,423)        (936,293)        (803,554)
   Proceeds from sale of assets                                   --               --          667,692
   Additions to other property and equipment                  (5,181)          (1,014)            (712)
                                                        ------------     ------------     ------------

          Net cash used in investing activities           (2,252,604)        (937,307)        (136,574)

Cash flows from financing activities:
   Borrowings                                              1,160,000               --          248,174
   Principal payments on long-term debt                      (50,000)        (600,000)        (832,174)
   Purchases and retirements of common stock                 (91,231)         (84,934)              --
                                                        ------------     ------------     ------------

          Net cash (used in) provided by
            financing activities                           1,018,769         (684,934)        (584,000)
                                                        ------------     ------------     ------------

Net increase (decrease) in cash
   and cash equivalents                                     (333,858)         281,104            1,514

Cash and cash equivalents
   at beginning of year                                      378,816           97,712           96,198
                                                        ------------     ------------     ------------

Cash and cash equivalents
   at end of year                                       $     44,958     $    378,816     $     97,712
                                                        ============     ============     ============

   Interest paid                                        $     55,022     $     99,044     $    109,255
   Income taxes paid                                    $     92,675     $         --     $         --

Non-cash investing and financing activities:
   Issuance of common stock in exchange
      for oil and gas properties                        $     82,800     $         --     $         --

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Mexco Energy Corporation and its wholly owned subsidiary, Forman Energy Corporation (collectively, the "Company") are engaged in the acquisition, exploration, development, and production of domestic oil and gas and owns producing properties and undeveloped acreage in 11 states. The majority of the Company's activities are centered in West Texas. Although most of the Company's oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Oil and Gas Properties. Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with the acquisition, exploration, and development of properties (successful or not), including leasehold acquisition costs, geological and geophysical costs, lease rentals, exploratory and developmental drilling, and equipment costs, are capitalized. Costs are amortized using the units-of-production method based upon estimates of proved oil and gas reserves. If unamortized costs, less related deferred income taxes, exceed the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, less related income tax effects, the excess is charged to expense. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

     Other Property and Equipment. Provisions for depreciation of office furniture and equipment are computed on the straight-line method based on estimated useful lives of five to ten years.

     Earnings (Loss) Per Common Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods ended March 31:

                                             2002          2001          2000
                                          ----------    ----------    ----------
    Weighted average number
        of common shares
        outstanding, basic                 1,768,314     1,784,825     1,785,618
    Incremental shares from
        the assumed exercise of
        dilutive stock options                   265         2,678            --
                                          ----------    ----------    ----------
    Dilutive potential common
         shares                            1,768,579     1,787,503     1,785,618
                                          ==========    ==========    ==========

     Outstanding options to purchase 180,000, 150,000, and 200,000 shares at March 31, 2000, 2001, and 2002, respectively, were not included in the computation of diluted net earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

     Stock Dividend. On February 1, 2002, the Company declared a 10% stock dividend to shareholders of record on February 15, 2002. On February 28, 2002, the Company issued 160,566 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital. All references in the consolidated financial statements to weighted average number of shares and earnings per common share amounts have been adjusted to reflect the stock dividend on a retroactive basis.

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

     Environmental. The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no significant environmental expenditures or liabilities for the years ended March 31, 2002, 2001, or 2000.

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

     Stock Options. The Company accounts for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25.

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

     Reclassifications. Certain reclassifications have been made to the 2000 and 2001 financial statements to conform with the 2002 presentation.

     Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143; however, at this time, the Company does not believe the impact of this statement will be material to its financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for the Company for the fiscal year beginning April 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Management has not yet determined the effect, if any, adoption of this new statement will have on the Company's financial position or results of operations.

NOTE B - DEBT

     The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. Effective August 6, 2001, the borrowing base was increased to $3,500,000, with scheduled monthly reductions of the available borrowing base of $49,000 per month beginning September 5, 2001, and the maturity date was extended to August 15, 2003. As of March 31, 2002, debt outstanding under this agreement was $1,710,000 and the borrowing base was $3,157,000. No required principal payments are anticipated for the next twelve months. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (8% and 4.75% at March 31, 2001 and 2002, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel, or pay cash dividends.

NOTE C - INCOME TAXES

     Deferred tax assets, valuation allowance, and liabilities at March 31 are as follows:

                                                         2002           2001
                                                      ----------     ----------
    Deferred tax assets:
      Percentage depletion carryforwards              $  317,174     $  258,661
      Vacation accrual                                       691          1,108
      Deferred compensation                               22,763             --
      Net operating loss carryforwards                    87,481             --
                                                      ----------     ----------
                                                         428,109        259,769
    Deferred tax liabilities:
      Excess financial accounting bases over
        tax bases of property and equipment             (684,700)      (445,264)
                                                      ----------     ----------

      Net deferred tax assets (liabilities)           $ (256,591)    $ (185,495)
                                                      ==========     ==========

     As of March 31, 2002, the Company has a net operating loss carryforward of approximately $283,000, which expires in 2022, and statutory depletion carryforwards of approximately $1,023,000, which do not expire.

     A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                        2002            2001            2000
                                     ----------      ----------      ----------

Tax expense at statutory rate        $   67,114      $  608,469      $  133,840
Decrease in valuation allowance              --        (196,469)        (75,349)
Depletion in excess of basis            (58,513)        (80,864)             --
Effect of graduated rates                (5,922)        (53,688)        (31,492)
Revision of prior year estimates          7,657              --              --
Other                                    (2,232)        (27,290)        (26,999)
                                     ----------      ----------      ----------

                                     $    8,104      $  250,158      $       --
                                     ==========      ==========      ==========

Effective tax rate                            4%             14%             --
                                     ==========      ==========      ==========

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

     In fiscal 2002, 2001, and 2000, one purchaser accounted for 24%, 39%, and 35%, respectively, of revenues.

NOTE E - OIL AND GAS COSTS

     The costs related to the oil and gas activities of the Company were incurred as follows:

                                                 Year ended March 31,
                                      ------------------------------------------
                                         2002            2001            2000
                                      ----------      ----------      ----------

Property acquisition costs
   Proved                             $  649,021      $  267,589      $  243,591
   Unproved                           $  280,745      $  177,305      $   91,020
Exploration costs                     $   46,907      $   34,995      $   21,104
Development costs                     $1,353,553      $  456,404      $  447,839

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                          2002           2001           2000
                                       -----------    -----------    -----------

Proved oil and gas properties          $13,462,406    $11,309,873    $10,531,259
Unproved oil and gas properties            424,392        248,107         99,644
                                       -----------    -----------    -----------
                                        13,886,798     11,557,980     10,630,903
Less accumulated depreciation,
  depletion, and amortization            7,999,539      7,555,356      7,181,648
                                       -----------    -----------    -----------
                                       $ 5,887,259    $ 4,002,624    $ 3,449,255
                                       ===========    ===========    ===========

     Depreciation, depletion, and amortization amounted to $4.49, $3.65, and $3.86 per equivalent barrel of production for the years ended March 31, 2002, 2001, and 2000, respectively.

NOTE F - STOCKHOLDERS' EQUITY

     In fiscal 2001, the board of directors authorized the purchase of up to 25,000 shares of the Company's common stock. For fiscal 2002, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2001, the Company repurchased 13,160 shares, at an aggregate cost of $84,934. During fiscal 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of such shares, 18,400 were reissued in exchange for oil and gas lease rights representing 368 net acres valued at $83,000. The remaining 4,133 shares along with the 11,254 shares of stock held in the treasury account from fiscal year ending March 31, 2001 were cancelled. On February 28, 2002, the Company distributed 160,566 shares of common stock in connection with a 10% stock dividend. As a result of the stock dividend, common stock was increased by $80,283, additional paid-in capital was increased by $722,548, and retained earnings was decreased by $802,831.

NOTE G - EMPLOYEE BENEFIT PLAN

     The Company adopted an employee incentive stock plan effective September 15, 1997. Under the plan, 350,000 shares are available for distribution. Awards, granted at the discretion of the compensation committee of the Board of Directors, include stock options of restricted stock. Stock options may be an incentive stock option or a nonqualified stock option. Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant, and are subject to forfeiture if employment terminates. Restricted stock awards may be granted with a condition to attain a specified goal. The purchase price will be at least $5.00 per share of restricted stock. The awards of restricted stock must be accepted within 60 days and will vest as determined by agreement. Holders of restricted stock have all rights of a shareholder of the Company.

     During fiscal 2002, options for 30,000 shares were granted. Of these, 20,000 options were granted to contract consultants. The exercise price of all options granted equaled or exceeded the market price of the stock on the date of grant.

     Additional information with respect to the Plan's stock option activity is as follows:

                                                                     Weighted
                                                       Number        Average
                                                     of Shares    Exercise Price
                                                     ---------    --------------
Options outstanding, at April 1, 1999                    90,000     $     7.61
  Granted                                                90,000           5.25
  Exercised                                                  --             --
  Forfeited                                                  --             --
                                                     ----------     ----------

Options outstanding, at March 31, 2000                  180,000     $     6.43
  Granted                                                60,000           6.75
  Exercised                                                  --             --
  Forfeited                                                  --             --
                                                     ----------     ----------
Options outstanding, at March 31, 2001                  240,000           6.51
  Granted                                                30,000           4.00
  Exercised                                                  --             --
  Forfeited                                             (40,000)          6.81
                                                     ----------     ----------
Options outstanding, at March 31, 2002                  230,000     $     6.13
                                                     ==========     ==========

Options exercisable at March 31, 2000                    22,500     $     7.61
Options exercisable at March 31, 2001                    67,500     $     6.82
Options exercisable at March 31, 2002                   105,000     $     6.61

     Weighted average grant date fair value of stock options granted during fiscal 2000, 2001, and 2002 were $2.65, $2.33, and $1.29, respectively. The value for 2001 and 2002 was determined using a Binomial option-pricing model, while the amounts for 2000 were determined using the Black-Scholes option-pricing model. Both models value options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The Company considers the binomial model more accurate than the Black-Scholes model, in that it recognizes the ability to exercise before expiration once an option is vested, and began to use the Binomial model in fiscal 2001. The assumptions used in the Black-Scholes and Binomial models were as follows for stock options granted in fiscal 2002, 2001 and 2000:

                                                   2002       2001       2000
                                                  ------     ------     ------
     Expected volatility                          27.24%     29.86%     29.40%
     Expected dividend yield                       0.00%      0.00%      0.00%
     Risk-free rate of return                      4.70%      5.25%      6.43%
     Expected life of options                    7 years    10 years   10 years

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

     The following tables summarize information about stock options outstanding and exercisable at March 31, 2002:

                            Stock Options Outstanding

                                         Weighted Average
                        Number of           Remaining               Weighted
   Range of              Shares            Contractual              Average
Exercise Prices        Outstanding        Life in Years          Exercise Price
---------------        -----------       ----------------        --------------
  $7.50-$7.75               70,000             6.53                  $7.61
  $6.75                     50,000             8.82                  $6.75
  $5.25                     80,000             7.97                  $5.25
  $4.00                     30,000             9.48                  $4.00
                       -----------
                           230,000

                            Stock Options Exercisable

                                    Number of              Weighted
             Range of                Shares                Average
          Exercise Prices          Exercisable          Exercise Price
          ---------------          -----------          --------------
            $7.50-$7.75              52,500                 $7.61
            $6.75                    12,500                 $6.75
            $5.25                    40,000                 $5.25

     Since the Company applies the intrinsic value method in accounting for its employee stock options, it generally records no compensation cost for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant. Total compensation cost related to these awards recognized for fiscal 2002 was $48,730. If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for all employee awards under the plan, net earnings, basic earnings per common share, and diluted earnings per common share would have been as follows:

                                         2002            2001            2000
                                      ----------      ----------      ----------
Net earnings:
    As reported                       $  189,291      $1,539,458      $  393,647
    Pro forma                         $  116,731      $1,424,064      $  291,027

Basic earnings
per share:
    As reported (1)                   $     0.11      $     0.86      $     0.22
    Pro forma (1)                     $     0.07      $     0.80      $     0.16

Diluted earnings
per share:
    As reported (1)                   $     0.11      $     0.86      $     0.22
    Pro forma (1)                     $     0.07      $     0.80      $     0.16

     (1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.

NOTE H - RELATED PARTY TRANSACTIONS

     The Company served as operator of properties in which the majority stockholder had interests and billed the majority stockholder for lease operating expenses on a monthly basis subject to usual trade terms. The billings totaled $43,827, $37,884, and $56,775 for the years ended March 31, 2002, 2001, and 2000, respectively. All of such properties were sold in October 2001.

     Effective January 1, 2000, the Company entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services. Amounts paid under this contract were $23,627, $25,787, and $8,386 for the years ended March 31, 2002, 2001, and 2000, respectively.

     During the year ending March 31, 2002, the Company entered into two transactions, respectively, with a Company director and employee and a trust related to but not controlled by said director and employee. In the first transaction, the Company purchased oil and gas lease rights representing 369 net acres for cash consideration of $83,000. In the second transaction, the Company exchanged 18,400 shares of its $.50 par value common stock for oil and gas lease rights representing 368 net acres with a value of approximately $83,000. Such acreage is available for exploration and production of oil and gas.

NOTE I - OIL AND GAS RESERVE DATA (UNAUDITED)

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the Securities and Exchange Commission and FASB. These guidelines require that reserve estimates be prepared under existing economic and operating conditions, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 2002, 2001, and 2000 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

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

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                    2002                              2001                              2000
                        -----------------------------     -----------------------------     -----------------------------
                            Bbls             Mcf              Bbls             Mcf              Bbls             Mcf
                        ------------     ------------     ------------     ------------     ------------     ------------
Proved reserves,
  beginning of year          235,000        6,345,000          139,000        4,755,000          194,000        4,194,000
Revision of previous
  estimates                  (70,000)      (1,204,000)         (15,000)         (10,000)          13,000         (471,000)
Purchase of minerals
  in place                    55,000        2,864,000          108,000        1,706,000            3,000        1,403,000
Extensions and
  discoveries                 38,000        2,644,000           21,000          398,000            1,000          174,000
Production                   (21,000)        (467,000)         (18,000)        (504,000)         (19,000)        (541,000)
Sales of minerals
  in place                        --               --               --               --          (53,000)          (4,000)
                        ------------     ------------     ------------     ------------     ------------     ------------
Proved reserves,
  end of year                237,000       10,182,000          235,000        6,345,000          139,000        4,755,000
                        ============     ============     ============     ============     ============     ============

PROVED DEVELOPED RESERVES (UNAUDITED):

Beginning of year            235,000        6,337,000          139,000        4,755,000          194,000        4,194,000
End of year                  144,000        5,159,000          235,000        6,337,000          139,000        4,755,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED):

                                                               March 31,
                                             ----------------------------------------------
                                                 2002             2001             2000
                                             ------------     ------------     ------------
Future cash inflows                          $ 36,005,000     $ 40,179,000     $ 15,590,000
Future production and
  development costs                           (12,217,000)      (9,988,000)      (4,414,000)
Future income taxes (a)                        (5,228,000)      (7,182,000)      (2,249,000)
                                             ------------     ------------     ------------
Future net cash flows                          18,560,000       23,009,000        8,927,000
Annual 10% discount for
  estimated timing of cash flows               (9,256,000)     (10,824,000)      (4,019,000)
                                             ------------     ------------     ------------
Standardized measure of
  discounted future net cash flows           $  9,304,000     $ 12,185,000     $  4,908,000
                                             ============     ============     ============

     (a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

CHANGES IN STANDARIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):

                                                               March 31,
                                             ----------------------------------------------
                                                 2002             2001             2000
                                             ------------     ------------     ------------
Sales of oil and gas produced,
  net of production costs                    $ (1,120,000)    $ (2,566,000)    $ (1,136,000)
Net changes in price and production costs      (7,145,000)       5,104,000        2,310,000
Changes in previously estimated
  development costs                               (59,000)         (20,000)          22,000
Revisions of quantity estimates                (1,862,000)        (148,000)        (281,000)
Net change due to purchases and sales of
  minerals in place                             3,685,000        5,939,000        1,164,000
Extensions and discoveries,
  less related costs                            2,121,000          975,000          187,000
Net change in income taxes                      1,183,000       (2,567,000)        (821,000)
Accretion of discount                           1,599,000          614,000          349,000
Changes in timing of estimated cash
  flows and other                              (1,283,000)         (54,000)          44,000
                                             ------------     ------------     ------------
Changes in standardized measure                (2,881,000)       7,277,000        1,838,000

Standardized measure, beginning of year        12,185,000        4,908,000        3,070,000
                                             ------------     ------------     ------------
Standardized measure, end of year            $  9,304,000     $ 12,185,000     $  4,908,000
                                             ============     ============     ============

NOTE J - SUBSEQUENT EVENTS

     The Company is a plaintiff in a lawsuit for the recovery of unpaid royalties. The suit, McCall et al vs. Exxon Company U.S.A. et al, No. 13,435, in the 109th Judicial District Court of Winkler County, Texas, resulted in a final judgment in favor of the plaintiff class on May 9, 2002 for an aggregate payment of $20 million for claimed unpaid royalties. Preliminary estimate of the Company's share of such judgment amounts to approximately $150,000. This amount has not been recorded in the accompanying consolidated financial statements.

     On May 20, 2002 the Company purchased 26,944 shares of its $.50 par value, Common Capital stock at an aggregate purchase price of $110,526 for the treasury account.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2002.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2002.

                                     PART IV
                                     -------

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

Exhibit
Number
------

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

     (b)  Reports on Form 8-K.

          A report on Form 8-K, dated May 23, 2002, was filed by the Company for the year ended March 31, 2002 under Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   MEXCO ENERGY CORPORATION

                                   Registrant


                                   By: /s/ Nicholas C. Taylor
                                       -----------------------------------------
                                       Nicholas C. Taylor
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 21, 2002, by the following persons on behalf of the Company and in the capacity indicated.


/s/ Nicholas C. Taylor
--------------------------------------
    Nicholas C. Taylor
    President, Chief Executive Officer
    and Director


/s/ Donna Gail Yanko
--------------------------------------
    Donna Gail Yanko
    Vice President, Operations
    and Director


/s/ Tamala L. McComic
--------------------------------------
    Tamala L. McComic
    Controller, Treasurer
    and Assistant Secretary


/s/ Thomas Graham, Jr.
--------------------------------------
    Thomas Graham, Jr.
    Chairman of the Board of Directors


/s/ Thomas R. Craddick
--------------------------------------
    Thomas R. Craddick
    Director


/s/ William G. Duncan, Jr.
--------------------------------------
    William G. Duncan, Jr.
    Director


/s/ Arden Grover
--------------------------------------
    Arden Grover
    Director


/s/ Jack D. Ladd
--------------------------------------
    Jack D. Ladd
    Director

                                INDEX TO EXHIBITS

Exhibit
Number    Exhibit                                                           Page
-------   --------------------------------------------------------------    ----
 3.1*     Articles of Incorporation.
 3.2****  Bylaws.
10.1**    Stock Option Plan.
10.2*     Bank Line of Credit.
10.3***   Partial Assignment, Bill of Sale and Conveyance between Mexco
          Energy Corporation and Shenandoah Petroleum Corporation dated
          April 21, 1999.
21*       Subsidiaries of the Company.

* Incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998.
** Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
*** Previously filed as exhibit 10.1 and incorporated by reference to Form 8-K dated April 21, 1999.
**** Incorporated by reference to the Company's Annual Report on Form 10-K dated
     June 14, 2001.