Form 10-Q
period 2002-06-30
MEXCO ENERGY CORP
filed 2002-08-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                         Common Stock, $0.50 par value:
                  1,737,322 shares outstanding at July 31, 2002

                            MEXCO ENERGY CORPORATION

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION
-------------------------------

     Item 1.   Consolidated Balance Sheets as of June 30, 2002
               (Unaudited) and March 31, 2002                                  3

               Consolidated Statements of Operations (Unaudited) for
               the three months ended June 30, 2002 and June 30, 2001          4

               Consolidated Statements of Cash Flows (Unaudited) for
               the three months ended June 30, 2002 and June 30, 2001          5

               Notes to Unaudited Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     10

PART II.  OTHER INFORMATION                                                   11
---------------------------

     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities and Use of Proceeds
     Item 3.   Defaults upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                    12
----------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,         March 31,
                                                      2002             2002
                                                  ------------     ------------
                                                  (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                       $    118,094     $     44,958
  Accounts receivable:
    Oil and gas sales                                  270,589          229,257
    Trade                                               19,336           49,644
    Related parties                                      1,938              523
   Income taxes receivable                             104,030          104,030
  Prepaid expenses                                      41,507           24,124
                                                  ------------     ------------
      Total current assets                             555,494          452,536

  Property and equipment, at cost:
  Oil and gas properties and equipment,
    using full cost method, pledged                 13,973,434       13,886,798
  Office and computer equipment
    and software                                        28,781           28,781
                                                  ------------     ------------
                                                    14,002,215       13,915,579
  Less accumulated depreciation,
    depletion and amortization                       8,143,673        8,020,150
                                                  ------------     ------------
      Property and equipment, net                    5,858,542        5,895,429
                                                  ------------     ------------
  Total assets                                    $  6,414,036     $  6,347,965
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued expenses           $    108,930     $    105,332
                                                  ------------     ------------
      Total current liabilities                        108,930          105,332

  Long-term debt                                     1,770,000        1,710,000

  Deferred income tax liability                        290,851          256,591

  Stockholders' equity:
  Preferred stock, par value $1 per share;
    10,000,000 shares authorized;
    none issued                                             --               --
  Common stock, par value $0.50 per share;
    40,000,000 shares authorized; 1,766,566
    shares issued June 30, 2002 and
    March 31,2002                                      883,283          883,283
  Additional paid in capital                         3,610,642        3,599,045
  Retained earnings                                   (129,144)        (206,286)
  Treasury stock, at cost                             (120,526)              --
                                                  ------------     ------------
      Total stockholders' equity                     4,244,255        4,276,042
                                                  ------------     ------------
  Total liabilities and stockholders'
    equity                                        $  6,414,036     $  6,347,965
                                                  ============     ============

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                      2002             2001
                                                  ------------     ------------
Operating revenue:
   Oil and gas sales                              $    544,650     $    594,751
   Other                                                 6,614            1,708
                                                  ------------     ------------

      Total operating revenue                          551,264          596,459

Operating costs and expenses:
   Oil and gas production                              156,604          157,403
   Depreciation, depletion and amortization            123,523           91,196
   General and administrative                          139,008          114,167
                                                  ------------     ------------

      Total operating costs and expenses               419,135          362,766
                                                  ------------     ------------

                                                       132,129          233,693
Other income and (expenses):
   Interest income                                         126              257
   Interest expense                                    (20,849)         (10,529)
                                                  ------------     ------------

      Net other income and expenses                    (20,723)         (10,272)
                                                  ------------     ------------

Income before income taxes                             111,406          223,421

Income tax expense (current)                                --            1,034
Income tax expense (deferred)                           34,260           23,535
                                                  ------------     ------------

Net income                                        $     77,146     $    198,852
                                                  ============     ============

Net income per share:
   Basic                                          $       0.04     $       0.11
   Diluted                                        $       0.04     $       0.11

Weighted average shares outstanding:
   Basic                                             1,754,338        1,771,146
   Diluted                                           1,764,744        1,771,146

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                         2002           2001
                                                      ----------     ----------
Cash flows from operating activities:
   Net income                                         $   77,146     $  198,852
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Increase in deferred income taxes                  34,260         23,535
       Stock-based compensation                           11,597         12,367
       Depreciation, depletion and
           amortization                                  123,523         91,196
       (Increase) decrease in
           accounts receivable                           (12,439)       175,445
       Increase (decrease) in accounts
           payable and accrued expenses                    3,598         13,222
       Decrease (increase) in prepaid expenses           (17,387)       (34,605)
       Increase(decrease)in income taxes payable              --        (51,637)
                                                      ----------     ----------
       Net cash provided by operating
           activities                                    220,298        428,375

Cash flows from investing activities:
   Additions to property and equipment                   (86,636)      (729,272)
                                                      ----------     ----------
       Net cash used in investing
           activities                                    (86,636)      (729,272)

Cash flows from financing activities:
     Repurchase of common stock                         (120,526)            --
     Principal borrowings on
       long-term debt                                     60,000             --
                                                      ----------     ----------
      Net cash used in financing activities              (60,526)            --
                                                      ----------     ----------

Net increase (decrease) in cash                           73,136       (300,897)

Cash, beginning of the period                             44,958        378,816
                                                      ----------     ----------

Cash, end of period                                   $  118,094     $   77,919
                                                      ==========     ==========

Interest paid                                         $   20,476     $   11,688
Income taxes paid                                     $       --     $   53,664

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of June 30, 2002, and the results of its operations and cash flows for the interim periods ended June 30, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share
------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods ended June 30, 2002 and 2001.

                                         Three Months Ended
                                               June 30
                                      -----------------------
                                        2002           2001
                                      ---------      ---------
Weighted average number of
  common shares outstanding           1,754,338      1,771,146
Incremental shares from the
  assumed exercise of dilutive
  stock options                          10,406              0
                                      ---------      ---------
Dilutive potential common shares      1,764,744      1,771,146


     Options to purchase 200,000 and 240,000 shares outstanding at June 30, 2002 and June 30, 2001, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common stock of the Company, therefore, the effect would be antidilutive.

     Weighted average number of common shares outstanding and earnings per share have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.

Income Taxes
------------

     There is no current income tax expense for the three months ended June 30, 2002 due to a tax loss carryforward of approximately $283,000 from the year ending March 31, 2002. During the quarters ended June 30, 2002 and 2001, the Company's tax provisions were less than expected at statutory rates because of statutory depletion in excess of cost basis and the effect of graduated rates.

Stockholders' Equity
--------------------

During the quarter ended June 30, 2002, the board of directors authorized the purchase of 28,944 shares of the Company's common stock totaling $120,526 for the treasury account.

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

For the first three months of fiscal 2003, cash flow from operations was $220,298 compared to $428,375 for the first three months of fiscal 2002. The cash flow from operations for the first three months of fiscal 2003 included the effects of an increase in deferred income taxes, prepaid expenses and accounts receivable. Cash of $86,636 was used for additions to property and equipment and cash of $120,526 was used to repurchase the Company's stock, of which $60,000 came from borrowings. Accordingly, net cash increased $73,136.

In fiscal 2002, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's stock. During fiscal 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of these shares 18,400 were reissued in exchange for oil and gas lease rights representing 368 net mineral acres valued at approximately $83,000. The remaining 4,133 shares were cancelled. For fiscal 2003, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock of which, through July 31, the Company has used $122,386 and purchased 29,244 shares of its common stock for the treasury account.

In March 2002, the Company acquired 867.40 gross acres, 605.01 net acres in Pecos County, Texas for approximately $107,000. The Company had possible 5 re-entries and 4 proven undeveloped drilling locations on this acreage. An engineering study by reservoir engineers credit significant proven undeveloped reserves to this acreage. Development of these properties has begun in fiscal 2003 with the re-entry of 2 abandoned wellbores. One of these wellbores was re-entered at an approximate cost to the Company of $45,000 and is currently shut-in due to mechanical problems with the casing. The second re-entry was completed at an approximate cost to the Company of $103,500 and is currently being evaluated. A third re-entry has been completed and is currently being tested.

The Company has acquired and also is reviewing several other projects for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At June 30, 2002, the Company had working capital of approximately $446,564 compared to working capital of approximately $347,204 at March 31, 2002, an increase of $99,360, due primarily to an increase in accounts receivable, prepaid expenses and net income.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was decreased to $2,200,000, with scheduled monthly reductions of the available borrowing base of $25,581 per month beginning September 5, 2002, and the maturity date is August 15, 2003. As of June 30, 2002, the balance outstanding under this agreement was $1,770,000. No principal payments are anticipated to be required for fiscal 2003. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.75% at June 30, 2002). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

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

Results of Operations - Three Months Ended June 30, 2002 and 2001
-----------------------------------------------------------------

Net income decreased 61%, from $198,852 for the quarter ended June 30, 2001 to $77,146 for the quarter ended June 30, 2002. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $594,751 for the first quarter of fiscal 2002 to $544,650 for the same period of fiscal 2003. This decrease of $50,101 resulted from lower oil and gas prices. Average gas prices decreased from $4.35 per mcf for the first quarter of fiscal 2002 to $2.96 per mcf for the same period of fiscal 2003, while average oil prices decreased from $24.69 per bbl for the first quarter of fiscal 2002 to $23.87 for the same period of fiscal 2003. Oil and gas production quantities were 4,492 barrels ("bbls") and 111,253 thousand cubic feet ("mcf") for the first quarter of fiscal 2002 and 5,972 bbls and 135,870 mcf for the same period of fiscal 2003, an increase of 33% and 22%, respectively.

Production costs decreased 1% from $157,403 for the first quarter of fiscal 2002 to $156,604 for the same period of fiscal 2003.

General and administrative expenses increased 22% from $114,167 for the first quarter of fiscal 2002 to $139,008 for the same period of fiscal 2003. This is primarily the result of an increase in financial consulting, engineering, land and geological services during the quarter.

Depreciation, depletion and amortization based on production and other methods increased 35%, from $91,196 for the first quarter of fiscal 2002 to $123,523 for the same period of fiscal 2003 primarily due to a greater amount of reserves attributable to proved undeveloped properties with significant development costs.

Interest expense increased 98% from $10,529 for the first quarter of fiscal 2002 to $20,849 for the same period of fiscal 2003, due to increased borrowings.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2002 there is no impact on the Company's financial statements, as no business combinations have been entered into, thus the potential for associated goodwill does not currently exist.

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of June 30, 2002, the Company expects no impact to the financial statements, upon adoption, as we have not incurred any obligations associated with asset retirements.

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. There is no current impact to the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishments of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company's financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statement as the Company does not anticipate exiting or disposing of any of its activities.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2002, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At June 30, 2002, the Company had an outstanding loan balance of $1,770,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $17,700, based on the outstanding balance.

     Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At June 30, 2002, the Company's largest credit risk associated with any single purchaser was $59,029. The Company has not experienced any significant credit losses.

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

PART II - OTHER INFORMATION

Item 1.   Legal proceedings
          -----------------

          None.

Item 2.   Changes in securities
          ---------------------

          Refer to Note A in Notes to Consolidated Financial Statements under the heading Stockholders' Equity.

Item 3.   Defaults upon senior securities
          -------------------------------

          None.

Item 4.   Submission or matters to a vote of security holders
          ---------------------------------------------------

          The Annual Meeting of shareholders of Mexco Energy Corporation was held on August 8, 2002. At the meeting, the shareholders voted on the election of directors and the ratification of the selection of independent auditors. The following seven nominees were each elected to the Board for a one-year term: Thomas Graham, Jr., Thomas Craddick, William G. Duncan, Arden Grover, Jack Ladd, Nicholas C. Taylor and Donna Gail Yanko. Additionally, the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending March 31, 2003 was ratified.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEXCO ENERGY CORPORATION
                                        (Registrant)


Dated: August 12, 2002                  /s/ Nicholas C. Taylor
                                        -------------------------------------
                                        Nicholas C. Taylor
                                        President


Dated: August 12, 2002                  /s/ Tamala L. McComic
                                        -------------------------------------
                                        Tamala L. McComic
                                        Treasurer, Controller and
                                        Assistant Secretary