Form 10-Q
period 2002-09-30
MEXCO ENERGY CORP
filed 2002-11-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                         Common Stock, $0.50 par value:
                1,737,322 shares outstanding at November 7, 2002

                            MEXCO ENERGY CORPORATION

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

     Item 1.   Consolidated Balance Sheets as of September 30, 2002
               (Unaudited) and March 31, 2002                                  3

               Consolidated Statements of Operations (Unaudited) for
               the three and six months ended September 30, 2002 and
               September 30, 2001                                              4

               Consolidated Statements of Cash Flows (Unaudited) for
               the six months ended September 30, 2002 and
               September 30, 2001                                              5

               Notes to Unaudited Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

     Item 4.   Controls and Procedures                                        13


PART II.  OTHER INFORMATION                                                   13
---------------------------

     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities and Use of Proceeds
     Item 3.   Defaults upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                    14
----------

CERIFICATIONS                                                                 15
-------------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,     March 31,
                                                       2002            2002
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                       $     37,541    $     44,958
   Accounts receivable:
     Oil and gas sales                                  278,250         229,257
     Trade                                               72,269          49,644
     Related parties                                      1,380             523
    Income taxes receivable                              52,015         104,030
   Prepaid expenses                                      33,449          24,124
                                                   ------------    ------------
       Total current assets                             474,904         452,536

   Property and equipment, at cost:
   Oil and gas properties and equipment,
     using full cost method, pledged                 14,685,100      13,886,798
   Office and computer equipment
     and software                                        31,600          28,781
                                                   ------------    ------------
                                                     14,716,700      13,915,579
   Less accumulated depreciation,
     depletion and amortization                       8,266,647       8,020,150
                                                   ------------    ------------
       Property and equipment, net                    6,450,053       5,895,429
                                                   ------------    ------------
   Total assets                                    $  6,924,957    $  6,347,965
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   Current liabilities:
      Accounts payable and accrued expenses        $    314,476    $    105,332
                                                   ------------    ------------

       Total current liabilities                        314,476         105,332

   Long-term debt                                     2,030,000       1,710,000

   Deferred income tax liability                        299,997         256,591

   Stockholders' equity:
   Preferred stock, par value $1 per share;
     10,000,000 shares authorized;
       none issued                                           --              --
   Common stock, par value $0.50 per share;
     40,000,000 shares authorized; 1,766,566
     shares issued September 30, 2002 and
      March 31,2002                                     883,283         883,283
   Additional paid in capital                         3,628,373       3,599,045
   Retained earnings                                   (108,786)       (206,286)
   Treasury stock, at cost (29,244 shares)             (122,386)             --
                                                   ------------    ------------
       Total stockholders' equity                     4,280,484       4,276,042
                                                   ------------    ------------
   Total liabilities and stockholders'
     equity                                        $  6,924,957    $  6,347,965
                                                   ============    ============

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months ended September 30, 2002 and 2001
                                   (Unaudited)

                                            Three Months Ended               Six Months Ended
                                               September 30                    September 30
                                           2002            2001            2002            2001
                                       ----------------------------    ----------------------------
Operating revenue:
   Oil and gas sales                   $    512,180    $    434,798    $  1,056,830    $  1,029,549
   Other                                      2,838           2,723           9,452           4,431
                                       ------------    ------------    ------------    ------------
      Total operating revenue               515,018         437,521       1,066,282       1,033,980

Operating costs and expenses:
   Oil and gas production                   232,605         213,702         389,209         371,105

   Depreciation, depletion
      and amortization                      122,975         114,634         246,498         205,830
   General and administrative               107,755          76,137         246,763         190,304
                                       ------------    ------------    ------------    ------------
      Total operating costs
          and expenses                      463,335         404,473         882,470         767,239
                                       ------------    ------------    ------------    ------------
                                             51,683          33,048         183,812         266,741

Other income and (expenses):
   Interest income                              118           1,413             244           1,670
   Interest expense                         (22,297)        (12,185)        (43,146)        (22,713)
                                       ------------    ------------    ------------    ------------
      Net other income and expenses         (22,179)        (10,772)        (42,902)        (21,043)
                                       ------------    ------------    ------------    ------------
Income before income taxes                   29,504          22,276         140,910         245,698

Income tax expense (current)                     --              --              --              --
Income tax expense (deferred)                 9,146          48,288          43,406          72,857
                                       ------------    ------------    ------------    ------------
Net income                             $     20,358    ($    26,012)   $     97,504    $    172,841
                                       ============    ============    ============    ============

Net income per share:
   Basic                               $       0.01    ($      0.01)   $       0.06    $       0.10
   Diluted                             $       0.01    ($      0.01)   $       0.06    $       0.10


Weighted average shares outstanding:
   Basic                                  1,737,329       1,771,146       1,745,787       1,771,146
   Diluted                                1,739,900       1,771,146       1,750,440       1,771,146

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                       2002            2001
Cash flows from operating activities:
   Net income                                      $     97,504    $    172,841
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
   Increase in deferred income taxes                     43,406          83,834
       Stock-based compensation                          29,325          24,736
       Depreciation, depletion and
           amortization                                 246,498         205,830
       (Increase) decrease in
           accounts receivable                          (20,462)        211,452
       Increase in accounts payable
           and accrued expenses                          95,556         167,120
       (Increase)decrease in prepaid expenses            (9,325)         32,682
       Increase(decrease)in income taxes payable             --         (51,637)
                                                   ------------    ------------
       Net cash provided by operating
           activities                                   482,502         846,858

Cash flows from investing activities:
   Additions to property and equipment                 (687,533)     (1,589,934)
                                                   ------------    ------------
       Net cash used in investing
           activities                                  (687,533)     (1,589,934)

Cash flows from financing activities:
     Acquisition of treasury stock                     (122,386)             --
     Principal borrowings on
       long-term debt                                   320,000         400,000
                                                   ------------    ------------
   Net cash provided by financing activities            197,614         400,000
                                                   ------------    ------------

Net decrease in cash                                     (7,417)       (343,076)

Cash, beginning of the period                            44,958         378,816
                                                   ------------    ------------

Cash, end of period                                $     37,541    $     35,740
                                                   ============    ============

Interest paid                                      $     42,239    $     22,654
Income taxes paid                                  $         --    $     66,668

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of September 30, 2002, and the results of its operations and cash flows for the interim periods ended September 30, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share
------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six-month periods ended September 30, 2002 and 2001.

                                    Three Months Ended       Six Months Ended
                                       September 30            September 30
                                     2002        2001        2002        2001
                                   ---------------------   ---------------------
Weighted average number of
  common shares outstanding        1,737,329   1,771,146   1,745,787   1,771,146
Incremental shares from the
  assumed exercise of dilutive
  stock options                        2,571          --       4,653          --
                                   ---------   ---------   ---------   ---------
Dilutive potential common shares   1,739,900   1,771,146   1,750,440   1,771,146

     Options to purchase 200,000 and 210,000 shares outstanding at September 30, 2002 and September 30, 2001, respectively, were not included in the computation of diluted net income per share because either (i) the exercise price of the options was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

     Weighted average number of common shares outstanding and earnings per share have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.

Income Taxes
------------

     There is no current income tax expense for the three or six months ended September 30, 2002 due to a tax loss carryforward of approximately $283,000 from the year ending March 31, 2002. During the quarter ended September 30, 2002, the Company's tax provisions were less than expected at statutory rates because of statutory depletion in excess of cost basis and the effect of graduated rates. For the quarter ended September 30, 2001, income tax expense is higher than statutory rates due to a correction of a prior quarter estimate.

Stockholders' Equity
--------------------

During the quarter ended September 30, 2002, the board of directors authorized the purchase of 300 shares of the Company's common stock totaling $1,860 for treasury. Through the end of the second quarter, the Company has used $122,386 and purchased 29,244 shares of its common stock for treasury.

Long Term Liabilities
---------------------

On November 12, 2002, the Company's revolving credit agreement with Bank of America, N.A. ("Bank"), which originally matured on August 15, 2003, was extended for one year. The financial statements were prepared using this extended date of maturity, August 15, 2004.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2002 there is no impact on the Company's financial statements, as no business combinations have been entered into, thus the potential for associated goodwill currently does not exist.

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of September 30, 2002, the Company expects no impact to the financial statements, upon adoption.

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. There is no current impact to the Company's financial statements from the adoption of this pronouncement.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, most significantly, eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishments of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company's financial statements from the adoption of this pronouncement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statement as the Company does not anticipate exiting or disposing of any of its activities.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Statements
----------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar meaning. Forward-looking statements appear throughout this Form 10-Q and include statements regarding our plans, beliefs or current expectations with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production, estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While the Company has made assumptions that it believes are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. The Company does not undertake to update, revise or correct any of the forward-looking information.

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

For the first six months of fiscal 2003, cash flow from operations was $482,502 compared to $846,858 for the first six months of fiscal 2002. The cash flow from operations for the first six months of fiscal 2003 included the effects of an increase in deferred income taxes, prepaid expenses and accounts receivable. Cash of $687,533 was used for additions to property and equipment and cash of $122,386 was used to acquire treasury stock, of which $320,000 came from borrowings. Accordingly, net cash decreased $7,417.

In fiscal 2002, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's stock. During fiscal 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of these shares 18,400 were reissued in exchange for oil and gas lease rights representing 368 net mineral acres valued at approximately $83,000. The remaining 4,133 shares were cancelled. For fiscal 2003, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock of which, through the end of the second quarter, the Company has used $122,386 and purchased 29,244 shares of its common stock for treasury.

In March 2002, the Company acquired 867 gross acres, 605 net acres in Pecos County, Texas for approximately $107,000. The Company had possible 5 re-entries and 4 proven undeveloped drilling locations on this acreage. An engineering study by reservoir engineers estimate significant proven undeveloped reserves to this acreage. Development of these properties has begun in fiscal 2003 with the re-entry of 4 abandoned wellbores. One of these wellbores was re-entered at an approximate cost to the Company of $45,000 and is currently shut-in due to mechanical problems with the casing. The second re-entry was completed at an approximate cost to the Company of $164,000 and is currently on production at initial rates of 10 barrels ("bbls") of oil per day. The third and fourth re-entries have been completed at an approximate cost to the Company of $275,000 and are currently on production at combined initial rates of 12 bbls of oil per day and 47 thousand cubic feet of gas ("mcf") per day. Additional opportunities are being evaluated in this area.

During the second quarter the Company participated in the drilling of two wells by outside operators. One well is an offset to a well the Company currently has an interest in, located in Nolan County. The well has been completed and is currently on production. The combined production of the two wells in Nolan County initially was approximately 100 bbls of oil per day and 100 mcf of gas per day. The Company has a 12.5% working interest and a 9.75% net revenue interest in each well. The approximate cost to the Company for the new well was $21,000. Additional opportunities are being evaluated in this area. The second well, in Reeves County, is a sidetrack from an existing wellbore. The well is completed and currently producing approximately 2 million cubic feet ("mmcf") per day. The Company has a 4% working interest and a 3% net revenue interest in this well. The approximate cost to the Company was $32,000.

The Company has acquired and also is reviewing several other projects for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At September 30, 2002, the Company had working capital of approximately $160,428 compared to working capital of approximately $347,204 at March 31, 2002, a decrease of $186,776, due primarily to an increase in accounts payable and accrued liabilities.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was originally decreased to $2,200,000, with scheduled monthly reductions of the available borrowing base of $25,581 per month beginning September 5, 2002, and the maturity date was originally August 15, 2003. On November 12, 2002, the maturity date was extended to August 15, 2004. The borrowing base was re-determined on September 10, 2002 and increased to $2,586,000 with monthly commitment reductions of $33,150. As of September 30, 2002, the balance outstanding under this agreement was $2,030,000. No principal payments are anticipated to be required for fiscal 2003. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.75% at September 30, 2002). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

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

Results of Operations - Three Months Ended September 30, 2002 and 2001
----------------------------------------------------------------------

Net income increased from a net loss of $26,012 for the quarter ended September 30, 2001 to a profit of $20,358 for the quarter ended September 30, 2002. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $434,798 for the second quarter of fiscal 2002 to $512,180 for the same period of fiscal 2003. This increase of 18% or $77,382 resulted from higher oil and gas prices and increased oil and gas production. Average gas prices increased from $2.76 per mcf for the second quarter of fiscal 2002 to $2.89 per mcf for the same period of fiscal 2003, while average oil prices increased from $24.80 per bbl for the first quarter of fiscal 2002 to $26.15 for the same period of fiscal 2003. Oil and gas production quantities were 5,074 barrels ("bbls") and 111,840 thousand cubic feet ("mcf") for the second quarter of fiscal 2002 and 5,295 bbls and 129,428 mcf for the same period of fiscal 2003, an increase of 4% and 16%, respectively.

Production costs increased 9% from $213,702 for the second quarter of fiscal 2002 to $232,605 for the same period of fiscal 2003. This was the result of an increased number of repairs to operated wells during the quarter.

General and administrative expenses increased 42% from $76,137 for the second quarter of fiscal 2002 to $107,755 for the same period of fiscal 2003. This is primarily the result of an increase in financial consulting, engineering, land and geological services during the quarter.

Depreciation, depletion and amortization based on production and other methods increased 7%, from $114,634 for the second quarter of fiscal 2002 to $122,975 for the same period of fiscal 2003 primarily due to a greater amount of reserves attributable to proved undeveloped properties with significant development costs and increased production during the second quarter.

Interest expense increased 83% from $12,185 for the second quarter of fiscal 2002 to $22,297 for the same period of fiscal 2003, due to increased borrowings.

Results of  Operations - Six Months Ended  September  30, 2002 and September 30,
--------------------------------------------------------------------------------
2001
----

Net income decreased 44%, from a net profit of $172,841 for the six months ended September 30, 2001 to a net profit of $97,504 for the six months ended September 30, 2002. Individual categories of income and expense are discussed below.

Oil and gas sales increased 3% from $1,029,549 for the six months ended September 30, 2001 to $1,056,830 for the same period of fiscal 2003, primarily because of increased production. Average gas prices decreased from $3.55 per mcf for the first six months of fiscal 2002 to $2.92 per mcf for fiscal 2003, and average oil prices increased from $24.77 per bbl for the first six months of fiscal 2002 to $24.94 for fiscal 2003. Oil and gas production quantities were 9,566 bbls and 223,093 mcf for the first six months of fiscal 2002 and 11,267 bbls and 265,297 for fiscal 2003, an increase of 18% and 19%, respectively.

Production costs increased 5% from $371,105 for the six months ended September 30, 2002 to $389,209 for the same period of fiscal 2003. This was the result of an increased number of wells and repairs to operated wells during the second quarter.

Depreciation, depletion and amortization based on production and other methods increased 20%, from $205,830 for the first six months of fiscal 2002 to $246,498 for the same period of fiscal 2003 primarily due to a greater amount of reserves attributable to proved undeveloped properties with significant development costs.

Interest expense increased 90% from $22,713 for the first six months of fiscal 2002 to $43,146 for the same period of fiscal 2003, due to increased borrowings.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2002 there is no impact on the Company's financial statements, as no business combinations have been entered into, thus the potential for associated goodwill currently does not exist.

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of September 30, 2002, the Company expects no impact to the financial statements, upon adoption.

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. The statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. There is no current impact to the Company's financial statements from the adoption of this pronouncement.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, most significantly, eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishments of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company's financial statements from the adoption of this pronouncement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statement as the Company does not anticipate exiting or disposing of any of its activities.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2002, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At September 30, 2002, the Company had an outstanding loan balance of $2,030,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $20,030, based on the outstanding balance.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At September 30, 2002, the Company's largest credit risk associated with any single purchaser was $59,575. The Company has not experienced any significant credit losses.

Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. The Company cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital for our exploration and development activities and may require a reduction in the carrying value of the Company's oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources.

                         ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by it in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.




                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MEXCO ENERGY CORPORATION
                                   (Registrant)



Dated: November 12, 2002           /s/ Nicholas C. Taylor
                                   ----------------------------------
                                   Nicholas C. Taylor
                                   President



Dated: November 12, 2002           /s/ Tamala L. McComic
                                   ----------------------------------
                                   Tamala L. McComic
                                   Treasurer, Controller and Assistant Secretary

                                 CERTIFICATIONS

I, Nicholas C. Taylor, President and Chief Executive Officer of Mexco Energy Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mexco Energy Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of this Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                  /s/ Nicholas C. Taylor
                                   ----------------------------------
                                   Nicholas C. Taylor
                                   President and Director

I, Tamala L. McComic, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mexco Energy Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of this Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                  /s/ Tamala L. McComic
                                   ----------------------------------
                                   Tamala L. McComic
                                   Treasurer, Controller and Assistant Secretary