Form 10-Q
period 2002-12-31
MEXCO ENERGY CORP
filed 2003-02-11
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                         Common Stock, $0.50 par value:
                1,736,822 shares outstanding at January 31, 2003

                            MEXCO ENERGY CORPORATION

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

     Item 1.  Consolidated Balance Sheets as of December 31, 2002
              (Unaudited) and March 31, 2002                                   3

              Consolidated Statements of Operations (Unaudited) for
              the three and nine months ended December 31, 2002 and
              December 31, 2001                                                4

              Consolidated Statements of Cash Flows (Unaudited) for
              the nine months ended December 31, 2002 and
              December 31, 2001                                                5

              Notes to Unaudited Consolidated Financial Statements             6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

     Item 4.  Controls and Procedures                                         14

PART II.  OTHER INFORMATION                                                   14
---------------------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                    15
----------

CERTIFICATIONS                                                                16
--------------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       2002            2002
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                       $     72,181    $     44,958
   Accounts receivable:
      Oil and gas sales                                 373,721         229,257
      Trade                                              32,549          49,644
      Related parties                                     1,475             523
      Income taxes receivable                                --         104,030
   Prepaid expenses                                      29,985          24,124
                                                   ------------    ------------
         Total current assets                           509,911         452,536

   Property and equipment, at cost:
   Oil and gas properties and equipment,
      using full cost method, pledged                15,512,401      13,886,798
   Office and computer equipment
      and software                                       31,762          28,781
                                                   ------------    ------------
                                                     15,544,163      13,915,579
   Less accumulated depreciation,
      depletion and amortization                      8,403,436       8,020,150
                                                   ------------    ------------
         Property and equipment, net                  7,140,727       5,895,429
                                                   ------------    ------------
   Total assets                                    $  7,650,638    $  6,347,965
                                                   ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
   Current liabilities:
   Accounts payable and accrued expenses           $    119,442    $    105,332
   Current portion of long-term debt                    343,838              --
   Obligations under capital leases                      50,863              --
                                                   ------------    ------------
Total current liabilities                               514,143         105,332

   Long-term debt                                     2,126,162       1,710,000

   Deferred income tax liability                        401,102         256,591

   Stockholders' equity:
   Preferred stock, par value $1 per share;
      10,000,000 shares authorized;
      none issued                                            --              --
   Common stock, par value $0.50 per share;
      40,000,000 shares authorized; 1,766,566
      shares issued December 31, 2002 and
      March 31,2002                                     883,283         883,283
   Additional paid in capital                         3,719,053       3,599,045
   Retained earnings                                    129,281        (206,286)
   Treasury stock, at cost (29,244 shares)             (122,386)             --
                                                   ------------    ------------
         Total stockholders' equity                   4,609,231       4,276,042
                                                   ------------    ------------
   Total liabilities and stockholders'
      equity                                       $  7,650,638    $  6,347,965
                                                   ============    ============

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months ended December 31, 2002 and 2001
                                   (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                               December 31                   December 31
                                           2002           2001           2002           2001
                                       -----------    -----------    -----------    -----------
Operating revenue:
   Oil and gas sales                   $   668,039    $   329,953    $ 1,724,869    $ 1,359,502
   Other                                   256,440          1,133        265,891          5,564
                                       -----------    -----------    -----------    -----------

      Total operating revenue              924,479        331,086      1,990,760      1,365,066

Operating costs and expenses:
   Oil and gas production                  233,077        130,547        622,286        501,652

   Depreciation, depletion
      and amortization                     136,788        106,337        383,286        312,167
   General and administrative              203,623        119,666        450,387        309,970
                                       -----------    -----------    -----------    -----------

      Total operating costs
         and expenses                      573,488        356,550      1,455,959      1,123,789
                                       -----------    -----------    -----------    -----------

                                           350,991        (25,464)       534,801        241,277

Other income and (expenses):
   Interest income                              89            676            333          2,346
   Interest expense                        (24,932)       (16,251)       (68,078)       (38,964)
                                       -----------    -----------    -----------    -----------

      Net other income and expenses        (24,843)       (15,575)       (67,745)       (36,618)
                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes          326,148        (41,039)       467,056        204,659

Income tax benefit - current               (13,026)            --        (13,026)       (10,977)
Income tax expense - deferred              101,105         (8,501)       144,511         75,333
                                       -----------    -----------    -----------    -----------

Net income (loss)                      $   238,069    ($   32,538)   $   335,571    $   140,303
                                       ===========    ===========    ===========    ===========

Net income (loss) per share:
   Basic                               $      0.14    ($     0.02)   $      0.19    $      0.08
   Diluted                             $      0.14    ($     0.02)   $      0.19    $      0.08

Weighted average shares outstanding:
   Basic                                 1,737,322      1,763,471      1,742,955      1,768,569
   Diluted                               1,737,322      1,763,471      1,746,057      1,769,326

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                       2002            2001
                                                   ------------    ------------
Cash flows from operating activities:
   Net income                                      $    335,571    $    140,303
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Increase in deferred income taxes                 144,511          75,333
      Stock-based compensation                           46,457          38,348
      Depreciation, depletion and
         amortization                                   383,286         312,167
      (Increase) decrease in
         accounts receivable                            (23,209)        283,669
      Increase in accounts payable
         and accrued expenses                             7,704         (15,213)
      (Increase)decrease in prepaid expenses             (5,861)         27,246
      Increase(decrease)in income taxes payable              --         (51,637)
                                                   ------------    ------------
      Net cash provided by operating
         activities                                     888,459         810,216

Cash flows from investing activities:
   Additions to property and equipment               (1,491,700)     (1,833,497)
                                                   ------------    ------------
      Net cash used in investing
         activities                                  (1,491,700)     (1,833,497)

Cash flows from financing activities:
   Acquisition of treasury stock                       (122,386)        (82,396)
   Payments of capital lease obligations                 (7,150)             --
   Principal payments on long-term debt                (150,000)        (50,000)
   Principal borrowings on
      long-term debt                                    910,000         850,000
                                                   ------------    ------------
   Net cash provided by financing activities            630,464         717,604
                                                   ------------    ------------

Net increase (decrease) in cash                          27,223        (305,677)

Cash, beginning of the period                            44,958         378,816
                                                   ------------    ------------

Cash, end of period                                $     72,181    $     73,139
                                                   ============    ============

Interest paid                                      $     66,033    $     37,839
Income taxes paid                                  $         --    $     79,672

Supplemental Disclosure of Non-Cash Investing
   and financing activities
Fair value of warrants issued for
   Oil and gas properties                          $     73,551
Acquisition of equipment under capital leases      $     56,930
Issuance of common stock in exchange for
   Oil and gas properties                                          $     82,800

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of December 31, 2002, and the results of its operations and cash flows for the interim periods ended December 31, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share
------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine-month periods ended December 31, 2002 and 2001.

                                     Three Months Ended      Nine Months Ended
                                        December 31             December 31
                                   ---------------------   ---------------------
                                      2002        2001        2002        2001
                                      ----        ----        ----        ----
Weighted average number of
   common shares outstanding       1,737,322   1,763,471   1,742,955   1,768,569
Incremental shares from the
   assumed exercise of dilutive
   stock options and warrants             --          --       3,102         757
                                   ---------   ---------   ---------   ---------
Dilutive potential common shares   1,737,322   1,763,471   1,746,057   1,769,326

     Options and warrants to purchase 388,500 and 200,000 shares outstanding at December 31, 2002 and December 31, 2001, respectively, were not included in the computation of diluted net income per share because either (i) the exercise price of the options and warrants was greater than the average market price of the common stock of the Company, or (ii) the Company had a net loss from continuing operations and, therefore, the effect would be antidilutive.

     Weighted average number of common shares outstanding and earnings per share have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.

Income Taxes
------------

     The current income tax benefit of $13,026 for the three months ended December 31, 2002 represents a refund received from prior income taxes paid in 1997. There is no additional current income tax expense for the three or nine months ended December 31, 2002 due to a tax loss carryforward of approximately $283,000 from the year ending March 31, 2002. During the quarter ended December 31, 2002, the Company's tax provisions were less than expected at statutory rates because of the effect of graduated rates.

Stockholders' Equity
--------------------

Through the end of December 2002, the Company paid $122,386 to purchase 29,244 shares of its common stock for treasury.

Exploration Agreement
---------------------

On December 5, 2002, the Company entered into an exploration agreement with Falcon Bay Operating, LLC. Pursuant to such agreement, the Company has obtained the right to purchase and inventory seismic data and acreage in the shallow water areas of Texas and Louisiana. In consideration for the right to obtain four such prospects, the Company has issued warrants to purchase 107,500 shares of common stock at an exercise price of $5.00 per share. Such warrants are exercisable for a period of two years from date of grant. Additional warrants, exercisable at the same exercise price and exercisable for two years, would be issued covering 322,500 shares upon exercise of the Registrant's right to participate in a total of four prospects. This information is contained in Form 8-K filed on December 6, 2002.

Long Term Liabilities
---------------------

On November 15, 2002, the Company's revolving credit agreement with Bank of America, N.A. ("Bank"), which originally matured on August 15, 2003, was extended for one year. The financial statements were prepared using this extended maturity date of August 15, 2004.

Current Lease Obligations
-------------------------

During the third quarter, the Company began leasing two gas compressors under separate agreements that are classified as capital leases. The cost of the equipment under the capital leases is included in the balance sheet as property and equipment and was $56,930 on December 31, 2002. Amortization of assets under capital leases is included in depreciation expense. The lease agreements are each for a 12-month period with equal monthly payments. At the end of the term, the Company will receive title to the compressor under a bargain purchase option of $1. The current lease obligation associated with these two compressors was $50,863 on December 31, 2002.

Lawsuit Settlement
------------------

During the third quarter, the Company received proceeds of $254,862 from the settlement of a class action lawsuit against a gas purchaser involving contract price disputes.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of December 31, 2002, the Company is evaluating the impact to its financial statements upon adoption.

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statements as the Company does not anticipate exiting or disposing of any of its activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS 148 on January 1, 2003.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Statements
----------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar meaning. Forward-looking statements appear throughout this Form 10-Q and include statements regarding our plans, beliefs or current expectations with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production, estimates of future oil and gas prices; estimates of oil and gas reserves; future financial condition or results of operations; and business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While the Company has made assumptions that it believes are reasonable, the assumptions that support its forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. The Company does not undertake to update, revise or correct any of the forward-looking information.

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

For the first nine months of fiscal 2003, cash flow from operations was $888,459 compared to $810,215 for the first nine months of fiscal 2002. The cash flow from operations for the first nine months of fiscal 2003 included the effects of an increase in deferred income taxes, prepaid expenses and accounts receivable. Cash of $1,491,700 was used for additions to property and equipment and cash of $122,386 was used to acquire treasury stock, of which $910,000 came from borrowings. Accordingly, net cash increased $27,223. Non cash items included the fair value of the 107,500 warrants issued for oil and gas properties described further in the Form 8-K filed on December 6, 2002. Non cash items also included the acquisition of equipment under capital leases. This equipment consists of two gas compressors, which have been connected to two of the company's operated leases in Pecos County, Texas.

In fiscal 2002, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's stock. During fiscal 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of these shares 18,400 were reissued in exchange for oil and gas lease rights representing 368 net mineral acres valued at approximately $83,000. The remaining 4,133 shares were cancelled. For fiscal 2003, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock of which, through the end of January 2003, the Company has used $124,961 and purchased 29,744 shares of its common stock for treasury.

In March 2002, the Company acquired 867 gross acres, 605 net acres in Pecos County, Texas for approximately $107,000. The Company had possible 5 re-entries and 4 proven undeveloped drilling locations on this acreage. An engineering study by reservoir engineers estimated significant proven undeveloped reserves on this acreage. Development of these properties has begun in fiscal 2003 with the re-entry of 4 abandoned wellbores. The total cost to the Company for these 4 re-entries was approximately $506,000 and the current combined production rates are 9 barrels of oil ("bbls") per day and 40 thousand cubic feet of gas ("mcf") per day. Additional opportunities are being evaluated in this area.

On December 5, 2002, the Company entered into a participation agreement with Falcon Bay Exploration, LLC exercising its right to purchase at an aggregate cash price of $597,301 the acreage and seismic data on the first of four such prospects referred to in the exploration agreement between the Company and Falcon Bay Exploration, LLC. This information is contained in Form 8-K filed by the Company on December 6, 2002.

During the second quarter the Company participated in the drilling of two wells by outside operators. One well is an offset to a well the Company currently has an interest in, located in Nolan County. The well has been completed and is currently on production. The combined production of the two wells in Nolan County is currently 50 bbls of oil per day and 100 mcf of gas per day. The Company has a 12.5% working interest and a 9.75% net revenue interest in each well. The approximate cost to the Company for the new well was $21,000. The Company has committed to participate in the drilling of an additional offset well in Nolan County, with an approximate cost to the Company of $50,000. This well should be drilled in late February 2003. The second well, in Reeves County, is a sidetrack from an existing wellbore. The well is completed and currently producing approximately 1 million cubic feet ("mmcf") per day. The Company has a 4% working interest and a 3% net revenue interest in this well. The approximate cost to the Company was $35,000.

During the third quarter the Company committed to participate in the drilling of a new well in Callahan County. Anticipated spud date is early February 2003 with a completed cost to the Company of approximately $27,000.

During the third quarter the Company acquired three gas compressors which are connected to three different operated leases in Pecos County. Two of these compressors were acquired under capital leases for $56,930 and the other was acquired from cash flow from operations for approximately $24,000. Combined production on these leases with the added compressors has increased approximately 6 barrels of oil per day and 82 thousand cubic feet of gas ("mcf") per day.

The Company has acquired and also is reviewing several other projects for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At December 31, 2002, the Company had a working capital deficit of approximately $4,232 compared to working capital of approximately $347,204 at March 31, 2002, a decrease of $351,436. This is primarily the result of an increase in the Company's current liabilities, including obligations under capital leases of $50,863 and the current portion of the Company's line of credit of $343,838. The borrowing base on the Company's line of credit is currently reducing at $30,814 per month, which will result in required principal reductions by the Company over the next 12 months or until such time the borrowing base is re-determined. The total balance on this line of credit as of February 4, 2003 is $2,400,000.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was originally decreased to $2,200,000, with scheduled monthly reductions of the available borrowing base of $25,581 per month beginning September 5, 2002, and the maturity date was originally August 15, 2003. The borrowing base was re-determined on September 10, 2002 and increased to $2,586,000 with monthly commitment reductions of $33,150. On November 15, 2002, the maturity date was extended to August 15, 2004. The borrowing base was re-determined on this date and reduced to $2,526,744 with monthly commitment reductions of $30,814 beginning on December 5, 2002. As of December 31, 2002, the balance outstanding under this agreement was $2,470,000. Principal payments are anticipated to be required for fiscal 2003 to comply with the monthly commitment reductions. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.25% at December 31, 2002). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

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

Results of Operations - Three Months Ended December 31, 2002 and 2001
---------------------------------------------------------------------

Net income increased from a net loss of $32,538 for the quarter ended December 31, 2001 to a profit of $238,069 for the quarter ended December 31, 2002. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $329,953 for the third quarter of fiscal 2002 to $668,039 for the same period of fiscal 2003. This increase of 102% or $338,086 resulted from higher oil and gas prices and increased oil and gas production. Average gas prices increased from $2.05 per mcf for the third quarter of fiscal 2002 to $3.69 per mcf for the same period of fiscal 2003, while average oil prices increased from $18.15 per bbl for the third quarter of fiscal 2002 to $26.48 for the same period of fiscal 2003. Oil and gas production quantities were 5,034 barrels ("bbls") and 116,319 thousand cubic feet ("mcf") for the third quarter of fiscal 2002 and 5,712 bbls and 139,882 mcf for the same period of fiscal 2003, an increase of 13% and 20%, respectively.

Other income increased from $1,133 for the third quarter of fiscal 2002 to $256,440 for the same period of fiscal 2003. This was the result of the settlement of a class action lawsuit against a gas purchaser involving contract price disputes. The net proceeds to the Company for settlement were $254,862.

Production costs increased 79% from $130,547 for the third quarter of fiscal 2002 to $233,077 for the same period of fiscal 2003. This was the result of increased production, sales, and a number of repairs to operated wells during the quarter.

General and administrative expenses increased 70% from $119,666 for the third quarter of fiscal 2002 to $203,623 for the same period of fiscal 2003. This is primarily the result of an increase in consulting services incurred in relation to the lawsuit settlement during the quarter. The Company also had an increase in engineering, land and geological services during the quarter.

Depreciation, depletion and amortization based on production and other methods increased 29%, from $106,337 for the third quarter of fiscal 2002 to $136,788 for the same period of fiscal 2003 primarily due to a greater amount of reserves attributable to proved undeveloped properties with significant development costs and increased production during the third quarter of 2003.

Interest expense increased 53% from $16,251 for the third quarter of fiscal 2002 to $24,932 for the same period of fiscal 2003, due to increased borrowings.

Results of  Operations  - Nine Months  Ended  December 31, 2002 and December 31,
--------------------------------------------------------------------------------
2001
----

Net income increased 139% from a net profit of $140,303 for the nine months ended December 31, 2001 to a net profit of $335,571 for the nine months ended December 31, 2002. Individual categories of income and expense are discussed below.

Oil and gas sales increased 27% from $1,359,502 for the nine months ended December 31, 2001 to $1,724,869 for the same period of fiscal 2003, primarily because of increased production and increased prices. Average gas prices increased from $3.04 per mcf for the first nine months of fiscal 2002 to $3.19 per mcf for fiscal 2003, and average oil prices increased from $22.51 per bbl for the first nine months of fiscal 2002 to $25.46 for fiscal 2003. Oil and gas production quantities were 14,600 bbls and 339,418 mcf for the first nine months of fiscal 2002 and 16,979 bbls and 405,179 for fiscal 2003, an increase of 16% and 19%, respectively.

Production costs increased 24% from $501,652 for the nine months ended December 31, 2001 to $622,286 for the same period of fiscal 2003. This was the result of increased production and sales, as well as an increased number of repairs to operated wells during fiscal 2003.

Depreciation, depletion and amortization based on production and other methods increased 23%, from $312,167 for the first nine months of fiscal 2002 to $383,286 for the same period of fiscal 2003 primarily due to a greater amount of reserves attributable to proved undeveloped properties with significant development costs and increased production for the year.

Interest expense increased 75% from $38,964 for the first nine months of fiscal 2002 to $68,078 for the same period of fiscal 2003, due to increased borrowings.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. As of December 31, 2002, the Company is evaluating the impact to its financial statements upon adoption.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, most significantly eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishments of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company's financial statements from the adoption of this pronouncement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to its financial statements as the Company does not anticipate exiting or disposing of any of its activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 ("SFAS 148"). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS 148 on January 1, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2002, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At December 31, 2002, the Company had an outstanding loan balance of $2,470,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $24,700, based on the outstanding balance.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At December 31, 2002, the Company's largest credit risk associated with any single purchaser was $143,942. The Company has not experienced any significant credit losses.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

               a)   Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               b)   Reports  on Form 8-K -  Current  report  on Form  8-K  dated
                    December  5,  2002  was  filed   regarding  the  Falcon  Bay
                    Exploration Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEXCO ENERGY CORPORATION
                                        (Registrant)


Dated: February 10, 2003                /s/ Nicholas C. Taylor
                                        -----------------------------------
                                        Nicholas C. Taylor
                                        President

Dated: February 10, 2003                /s/ Tamala L. McComic
                                        -----------------------------------
                                        Tamala L. McComic
                                        Treasurer, Controller and
                                        Assistant Secretary

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

February 10, 2003                       /s/ Nicholas C. Taylor
                                        -----------------------------------
                                        Nicholas C. Taylor
                                        President and Director

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

February 10, 2003                       /s/ Tamala L. McComic
                                        -----------------------------------
                                        Tamala L. McComic
                                        Treasurer, Controller and
                                        Assistant Secretary