Form 10-K
period 2003-03-31
MEXCO ENERGY CORP
filed 2003-06-30
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003              Commission File No. 0-6694

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

       Registrant's telephone number, including area code: (432) 682-1119

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

       Title of Each Class              Name of Exchange on Which Registered
  -----------------------------         ------------------------------------
  Common Stock, $0.50 par value                          None

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

     As of June 26, 2003, the aggregate market value of the registrant's common stock held by non-affiliates (using the closing bid price of $7.75) was approximately $3,956,088.

     The number of shares outstanding of the registrant's common stock as of June 26, 2003 was 1,736,041.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report is incorporated by reference from the Registrant's Information Statement relating to its Annual Meeting of Stockholders to be held on August 14, 2003. Such Information Statement will be filed with the Commission not later than July 30, 2003.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business ........................................................    3
Item 2.   Properties.......................................................    7
Item 3.   Legal Proceedings................................................   10
Item 4.   Submission of Matters to a Vote of Security Holders..............   11

                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related

          Stockholder Matters..............................................   11
Item 6.   Selected Financial Data..........................................   12
Item 6A.  Selected Quarterly Financial Data................................   13
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   15
Item 8.   Financial Statements and Supplementary Data......................   17
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.............................   34

                                PART III

Item 10.  Directors and Executive Officers of the Registrant...............   34
Item 11.  Executive Compensation...........................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   34
Item 13.  Certain Relationships and Related Transactions...................   35
Item 14.  Controls and Procedures..........................................   35


                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   35
Signatures.................................................................   36
Certifications.............................................................   38

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

     Since its inception, the Company has been engaged in acquiring and developing oil and gas properties and the exploration for and production of oil and gas within the United States. The Company primarily focuses on the exploration for and development of natural gas resources, as well as increased profit margins through reductions in operating costs. The Company's long-term strategy is to increase production and profits, while increasing its concentration on gas reserves.

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

OIL AND GAS OPERATIONS

     As of March 31, 2003, gas reserves constituted approximately 90% of the Company's total proved reserves and approximately 76% of the Company's revenues for fiscal 2003. Revenues from oil and gas royalty interests accounted for approximately 15% of the Company's revenues for fiscal 2003.

     VIEJOS GAS FIELD properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 6% of the Company's discounted future net cash flows from proved reserves as of March 31, 2003, and for fiscal 2003, approximately 21% of revenues and 12% of production costs.

     GOMEZ GAS FIELD properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 17% of the Company's discounted future net cash flows from proved reserves as of March 31, 2003, and for fiscal 2003, approximately 11% of revenues and 6% of production costs.

     EL CINCO GAS FIELD properties, encompassing 1,873 gross acres, 1,349 net acres, 10 gross producing wells and 7.36 net wells in Pecos County, Texas, account for approximately 48% of the Company's discounted future net cash flows from proved reserves as of March 31, 2003. This is a multi-pay area where most of the leases have potential reserves in two zones. Of this amount approximately 33% of the Company's discounted future net cash flows from proved reserves are attributable to proven undeveloped reserves which will be developed primarily through re-entry of existing wells.

     The Company owns interests in and operates 22 producing wells and two shut-in wells. The Company owns partial interests in an additional 1,572 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and the oil and gas reserves of the Company is provided below.

     The following table indicates the Company's oil and gas production in each of the last five years, all of which is located within the United States:

          Year                          Oil(Bbls)       Gas (Mcf)
          ----                          ---------       ---------
          2003.......................      23,391         538,787
          2002.......................      21,139         467,013
          2001.......................      18,545         503,773
          2000.......................      19,334         540,793
          1999.......................      49,573         482,948

COMPETITION

     The oil and gas industry is a highly competitive business. Competition for oil and gas reserve acquisitions is significant. The Company may compete with major oil and gas companies, other independent oil and gas companies and individual producers and operators. Some of these competitors have financial and personnel resources substantially in excess of those available to the Company and, therefore, the Company may be placed at a competitive disadvantage. Competitive factors include price, contract terms, and types and quality of service, including pipeline distribution. The price for oil and gas is widely followed and is generally subject to worldwide market factors. Our ability to acquire and develop additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, and to consummate transactions in this highly competitive environment in a timely manner.

MAJOR CUSTOMERS

     The Company had sales to the following company that amounted to 10% or more of revenues for the year ended March 31:

                                                  2003         2002         2001
                                                  ----         ----         ----
   Sid Richardson Energy Services, Co.
     (formerly Koch Midstream Services Company)    26%          24%          39%

     Because a ready market exists for the Company's oil and gas production, the Company does not believe the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

RISK FACTORS

     There are many factors that affect the Company's business and results of operations, some of which are beyond our control. The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

Oil and gas prices are volatile and could adversely affect our revenues, cash flow, liquidity and reserve estimates. The Company cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include changes in supply and demand, weather conditions, the price and availability of alternative fuels, political and economic conditions in oil producing countries, and other factors that are beyond our control. Natural gas prices affect the Company more than oil prices because most of the Company's production and reserves are natural gas.

     Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow money or raise additional capital. Lower prices may also reduce the amount of crude oil and natural gas than can be produced economically. Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Price increases may permit additional quantities of reserves to be produced economically, and price decreases may render uneconomic the production of reserves previously classified as proved. Thus, the Company may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

     Lower oil and gas prices increase the risk of ceiling limitation write-downs. The Company uses the full cost method to account for oil and gas operations. Accordingly, the Company capitalizes the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, the Company must charge the amount of the excess to earnings. This charge does not impact cash flow from operating activities, but does reduce stockholders' equity and earnings. The risk that the Company will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low.

     Estimates of proved reserves and the estimated future net revenue from such reserves are uncertain and inherently imprecise. The process of estimating oil and gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. The interpretation of such data is a subjective process dependent upon the quality of the data and the decision-making and judgment of reservoir engineers

     Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves, which may in turn adversely affect our cash flow, results of operations and the availability of capital resources.

     One should not assume that the present value of proved reserves is equal to the current fair market value of the Company's estimated oil and gas reserves. In accordance with the requirements of the "Securities and Exchange Commission", the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will effect the timing of future net cash flows from proved reserves and their present value.

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

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. Several proposals that might affect the natural gas industry are pending before FERC. The Company cannot predict when or if any such proposals will become effective and their effect, if any, on the Company's operations. Historically, the natural gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

ENVIRONMENTAL

     The Company, by nature of its oil and gas operations, is subject to extensive federal, state and local environmental laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or production commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within protected areas, restrict the rate of oil and gas production, require remedial actions to prevent pollution from former operations and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws and regulations may impose substantial liabilities and penalties for the Company's failure to comply with them or for any contamination resulting from the Company's operations. The Company believes it is in compliance, in all material respects, with applicable environmental requirements. The Company does not believe costs relating to these laws and regulations have had a material adverse effect on the Company's operations or financial condition in the past. As these laws and regulations become more stringent and complex, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future.

INSURANCE

     The Company is subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. The Company maintains insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

EMPLOYEES

     As of March 31, 2003, the Company had two full-time and three part-time employees. The Company believes that relations with these employees are generally satisfactory. The Company's employees are not covered by collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

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

ITEM 2. PROPERTIES

OIL AND NATURAL GAS RESERVES

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 2003, 2002 and 2001 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. For information concerning costs incurred by the

Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements.

     The Company emphasizes that reserve estimates are inherently imprecise and there can be no assurance that the reserves set forth below will be ultimately realized. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates. Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn may adversely affect the Company's cash flow, results of operations and the availability of capital resources.

     In accordance with applicable financial accounting and reporting standards of the Securities and Exchange Commission, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will effect the timing of future net cash flows from proved reserves and their present value.

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

                                 PROVED RESERVES

                                                           March 31,
                                             2003            2002            2001
                                         ------------    ------------    ------------
Oil (Bbls):
     Proved developed - Producing              93,199         143,003         145,954
     Proved developed - Non-producing           1,386           1,404          88,700
     Proved undeveloped                        55,564          92,900              --
                                         ------------    ------------    ------------
         Total                                150,149         237,307         234,654
                                         ============    ============    ============
Natural gas (Mcf):
     Proved developed - Producing           3,451,880       3,822,715       4,447,379
     Proved developed - Non-producing       1,065,902       1,336,190       1,889,833
     Proved undeveloped                     3,413,846       5,023,328           8,234
                                         ------------    ------------    ------------
         Total                              7,931,628      10,182,233       6,345,446
                                         ============    ============    ============
Present value of estimated future
     net revenues before income taxes    $ 20,772,830    $ 11,925,260    $ 15,988,820
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

PRODUCTIVE WELLS AND ACREAGE

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates the Company's productive wells as of March 31, 2003:

                                                           Gross      Net
                                                          -------    -----
          Oil........................................       1,268       14
          Gas........................................         326       11
                                                          -------    -----
            Total Productive Wells...................       1,594       25
                                                          =======    =====

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2003 material undeveloped acreage owned by the Company was approximately 8,018 gross and 2,983 net acres all of which is in the state of Texas.

     The following table sets forth the approximate developed acreage in which the Company held a leasehold mineral or other interest at March 31, 2003.

                                                        Developed Acres
                                                    ------------------------
                                                     Gross             Net
                                                    ------------------------
          Texas................................      114,273           4,993
          New Mexico...........................       17,154             147
          North Dakota.........................       23,999              18
          Louisiana............................       22,601              28
          Oklahoma.............................       39,002             137
          Montana..............................        7,508               4
          Kansas...............................        7,240              21
          Wyoming..............................        2,078               4
          Colorado.............................        1,040               1
          Arkansas.............................          320              --
                                                    --------         -------
          Total................................      235,215           5,353
                                                    ========         =======

DRILLING ACTIVITIES

     The following table sets forth the drilling activity of the Company for the years ended March 31, 2003, 2002 and 2001.

                                        Years ended March 31,
                      --------------------------------------------------------
                            2003                2002                2001
                      ----------------    ----------------    ----------------
                      Gross      Net      Gross      Net      Gross      Net
                      ------    ------    ------    ------    ------    ------
Exploratory Wells
     Productive            2       .01         2       .01         1       .08
     Nonproductive         1       .07         1       .09         2       .48
                      ------    ------    ------    ------    ------    ------
         Total             3       .08         3       .10         3       .56
                      ======    ======    ======    ======    ======    ======
Development Wells
     Productive           10       .17        12       .13         1       .02
     Nonproductive        --        --        --        --        --        --
                      ------    ------    ------    ------    ------    ------
         Total            10       .17        12       .13         1       .02
                      ======    ======    ======    ======    ======    ======

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per mcf of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 2003, 2002 and 2001.

                                                   Year Ended March 31,
                                          --------------------------------------
                                             2003          2002          2001
                                          ----------    ----------    ----------
Oil (a):
    Production (Bbls)                         23,391        21,139        18,545
    Revenue                               $  640,685    $  456,108    $  531,751
    Average Bbls per day                          64            58            51
    Average sales price per Bbl           $    27.39    $    21.58    $    28.67
Gas (b):
    Production (Mcf)                         538,787       467,013       503,773
    Revenue                               $2,041,074    $1,312,452    $2,560,459
    Average Mcf per day                        1,476         1,279         1,380
    Average sales price per Mcf           $     3.79    $     2.81    $     5.08
Production cost:

    Production cost                       $  848,513    $  648,820    $  526,032
    Equivalent Mcf (c)                       679,133       593,847       615,043
    Production cost per equivalent Mcf    $     1.25    $     1.09    $     0.86
    Production cost per sales dollar      $     0.32    $     0.37    $     0.17
Total oil and gas revenues                $2,681,759    $1,768,560    $3,092,210

(a)  Includes condensate.
(b)  Includes natural gas products.
(c) Oil production is converted to equivalent mcf at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a named plaintiff in one class action lawsuit against a gas purchaser involving contract price disputes. The Company does not expect any expenses of a material nature to arise from this class action claim. No amounts have been accrued for this item in the Company's consolidated financial statement for the year ended March 31, 2003. During the third quarter of fiscal 2003, the Company received proceeds of $254,862 before expenses of $101,945, from the settlement of a class action lawsuit against a gas purchaser involving contract price disputes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2003.

          Name             Age                    Position
   -------------------     ---     ---------------------------------------------
   Nicholas C. Taylor       65     President and Chief Executive Officer
   Donna Gail Yanko         58     Vice President and Corporate Secretary
   Tamala L. McComic        34     Treasurer, Controller and Assistant Secretary

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

     Tamala L. McComic has been Controller for the Company since July 2001. She was appointed Assistant Secretary of the Company in August 2001 and Treasurer in September 2001. From 1994 to 2001 Mrs. McComic was Regional Controller and Credit Manager for Transit Mix Concrete & Materials Company, a subsidiary of Trinity Industries, Inc. In May 2003, Mrs. McComic was appointed Vice President, Chief Financial Officer and continues to serve as Treasurer and Assistant Secretary.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the over-the-counter market bulletin board under the symbol MEXC. The registrar and transfer agent is Computershare Investor Services, Inc., P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-262-0600). As of March 31, 2003 the Company had 1,406 shareholders of record and 1,766,566 shares outstanding.

                           PRICE RANGE OF COMMON STOCK

                                                         Bid Price
                                                    -------------------
                                                     High          Low
                                                    ------       ------
          2003: (1)
             April - June 2002                      $ 6.00       $ 3.80
             July - September 2002                    6.00         2.50
             October - December 2002                  3.00         2.25
             January - March 2003                     4.80         2.85
          2002: (1)
             April - June 2001                        4.10         3.00
             July - September 2001                    4.10         3.71
             October - December 2001                  4.50         2.85
             January - March 2002                     4.50         3.50

(1) Reflects high and low bid information received from Pink Sheets LLC, formerly National Quotation Bureau, LLC. These bid quotations represent prices between dealers, without retail markup, markdown or commissions, and do not reflect actual transactions.

     On June 26, 2003, the bid price was $7.75.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                               Years Ended March 31,
                                  --------------------------------------------------------------------------------
                                      2003             2002             2001             2000             1999
                                  --------------------------------------------------------------------------------
Statement of Operations:
Operating revenues                $  2,949,113     $  1,778,583     $  3,099,966     $  1,686,266     $  1,510,005
Operating income (loss)                926,277          252,101        1,881,776          498,384         (281,099)
Other income (expense)                 (95,357)         (54,706)         (92,160)        (104,737)        (144,675)
Net income (loss)                 $    672,808     $    189,291     $  1,539,458     $    393,647     $   (425,774)
Net income (loss) per
     share - basic (1)            $       0.39     $       0.11     $       0.86     $       0.22     $      (0.24)
Net Income (loss) per
     share - diluted (1)          $       0.39     $       0.11     $       0.86     $       0.22     $      (0.24)
Weighted average shares
     outstanding - basic (1)         1,741,462        1,768,314        1,784,825        1,785,618        1,785,618
Weighted average shares
     outstanding - diluted (1)       1,746,831        1,768,579        1,787,503        1,785,618        1,785,618

Balance Sheet:

Property and equipment, net       $  7,028,659     $  5,895,429     $  4,009,852     $  3,749,400     $  3,749,400
Total assets                         7,688,638        6,347,965        4,961,360        4,043,015        4,043,015
Total debt                           2,150,000        1,710,000          600,000        1,200,000        1,784,000
Stockholders' equity              $  4,956,388     $  4,276,042     $  4,046,452     $  2,567,228     $  2,173,581

Cash Flow:

Cash provided by operations       $  1,369,690     $    899,977     $  1,903,345     $    722,088     $    532,171

(1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.

ITEM 6A.  SELECTED QUARTERLY FINANCIAL DATA

                                                        FISCAL 2003
                                     4TH QTR       3RD QTR       2ND QTR       1ST QTR
                                    ----------    ----------    ----------    ----------
Net sales                           $  956,890    $  668,039    $  512,180    $  544,650
Gross profit                        $  730,662    $  434,963    $  279,575    $  388,046
Net income                          $  336,588    $  238,718    $   20,356    $   77,146
Net income per share-basic          $     0.19    $     0.14    $     0.01    $     0.04
Net income per share-diluted        $     0.19    $     0.14    $     0.01    $     0.04

                                                        FISCAL 2002
                                     4TH QTR       3RD QTR       2ND QTR       1ST QTR
                                    ----------    ----------    ----------    ----------
Net sales                           $  409,058    $  329,953    $  434,798    $  594,751
Gross profit                        $  261,890    $  199,406    $  221,096    $  437,348
Net income                          $   48,988    $  (32,538)   $  (26,012)   $  198,852
Net income per share-basic(1)       $     0.03    $    (0.02)   $    (0.01)   $     0.11
Net income per share-diluted(1)     $     0.03    $    (0.02)   $    (0.01)   $     0.11

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

     In fiscal 2003, the Company primarily used cash provided by operations ($1,369,690) and borrowings on the line of credit ($910,000) to fund oil and gas property acquisitions and development ($1,628,695). Working capital as of March 31, 2003 was $389,179.

     In fiscal 2001, the board of directors authorized the purchase of up to 25,000 shares of the Company's common stock, and the Company repurchased 13,160 shares, at an aggregate cost of $84,934. For fiscal 2002, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal year 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of such shares, 18,400 shares were reissued in exchange for oil and gas lease rights representing 368 net acres valued at approximately $83,000. The remaining 4,133 shares were cancelled. In fiscal 2003, the board of directors once again authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal year 2003, the Company repurchased 30,244 shares, at an aggregate cost of $127,536 for the treasury account.

     In December, 2002, the Company entered into a participation agreement with Falcon Bay Exploration, LLC exercising its right to purchase at an aggregate cash price of $597,301, the acreage and seismic data on the first of four such prospects referred to in the exploration agreement between the Company and Falcon Bay Exploration, LLC. This information is contained in Form 8-K filed by the Company on December 6, 2002.

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

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

     Oil and gas sales increased from $1,768,560 in 2002 to $2,681,759 in 2003, an increase of $913,199 or 52%. This increase was attributable to both an increase in production and an increase in oil and gas prices during the year. The average oil price increased from $21.58 per bbl in 2002 to $27.39 per bbl in 2003, an increase of $5.81 per bbl or 27%. The average gas price increased from $2.81 in 2002 to $3.79 per mcf in 2003, an increase of $.98 per mcf or 35%. Oil production increased from 21,139 bbls in 2002 to 23,391 bbls in 2003, an increase of 2,252 bbls or 11%. Gas production increased from 467,013 mcf in 2002 to 538,787 mcf in 2003, an increase of 71,774 mcf or 15%.

     Other income increased from $10,023 in 2002 to $267,354 in 2003, an increase of $257,331. This increase is the result of the proceeds received ($254,862) from the settlement of a class action lawsuit against a gas purchaser involving contract price disputes.

     Production costs increased from $648,820 in 2002 to $848,513 in 2003, an increase of $199,633 or 31%. This is primarily attributable to an increased number of repairs on operated properties during the year.

     Depreciation, depletion and amortization increased from $448,422 in 2002 to $641,827 in 2003, an increase of $193,405 or 43%, due primarily to the downward revisions of proved undeveloped reserves in the El Cinco Field. There was no impairment of oil and gas properties in fiscal 2002 or 2003.

     General and administrative expenses increased from $429,240 in 2002 to $532,496 in 2003, an increase of $103,256 or 24%. This increase was primarily attributable to the increased cost of consulting expenses relating to the settlement of the lawsuit which was settled during the fiscal year ($101,945) and an increase in compensation related to stock options granted to consultants ($12,792).

     Interest expense increased from $57,161 in 2002 to $96,337 in 2003, an increase of $39,176 or 69%. This increase was attributable to additional borrowings during the current fiscal year.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

     All of the Company's financial instruments are for purposes other than trading. At March 31, 2003, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     INTEREST RATE RISK. The following table summarizes maturities for the Company's variable rate bank debt, which is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $21,500.

                                             Year ended March 31,
                                   --------------------------------------
                                      2003          2004          2005
                                   ----------    ----------    ----------
     Variable rate bank debt       $       --    $2,150,000    $       --

     CREDIT RISK. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2003 the Company's largest credit risk associated with any single purchaser was $138,657. The Company has not experienced any significant credit losses.

     VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. These market prices tend to fluctuate significantly in response to factors beyond the Company's control. The prices the Company receives for its crude oil production are based on global market conditions. The continued terror threats in the Middle East, the continuing economic crisis in Venezuela (a major oil exporter), and actions of OPEC and its maintenance of production constraints, as well as other economic, political, and environment factors will continue to affect world supply. Natural gas prices fluctuate significantly in response to numerous factors including the U.S. economic environment, North American weather patterns, other factors affecting demand such as substitute fuels, the impact of drilling levels on natural gas supply, and the environmental and access issues that limit future drilling activities for the industry. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price had increased or decreased by one cent per barrel for fiscal 2003, the Company's pretax income would have changed by $234. If the average gas price had increased or decreased by one cent per mcf for fiscal 2003, the Company's pretax income would have changed by $5,388.

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and gas prices, operating costs, development costs and remedial costs, all of which may vary considerably from actual results. As a result, estimates of the economically recoverable quantities of oil and gas and of future net cash flows expected therefrom may vary substantially. Moreover, there can be no assurance that the Company's reserves will ultimately be produced or that any undeveloped reserves will be developed. As required by the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower.

     RESERVE REPLACEMENT RISK. The Company's future success depends upon its ability to find, develop or acquire additional, economically recoverable oil and gas reserves. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent the Company can find, develop or acquire replacement reserves.

     DRILLING AND OPERATING RISKS. Drilling and operating activities are subject to many risks, including availability of workover and drilling rigs, well blowouts, cratering, explosions, fires, formations with abnormal pressures, pollution, releases of toxic gases and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to the Company. In addition, the Company incurs the risk that no commercially productive reservoirs will be encountered and there is no assurance that the Company will recover all or any portion of its investment in wells drilled or re-entered.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants...................... 18
     Consolidated Balance Sheets............................................. 19
     Consolidated Statements of Operations................................... 20
     Consolidated Statements of Changes in Stockholders' Equity.............. 21
     Consolidated Statements of Cash Flows................................... 22
     Notes to Consolidated Financial Statements.............................. 23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary as of March 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiary as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 23, 2003

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 As of March 31,

                                                      2003             2002
                                                  ------------     ------------
ASSETS
    Current assets
       Cash and cash equivalents                  $     68,547     $     44,958
       Accounts receivable:
       Oil and gas sales                               560,297          229,257
           Trade                                        17,617           49,644
           Related parties                               3,475              523
           Income taxes receivable                          --          104,030
       Prepaid costs and expenses                       10,043           24,124
                                                  ------------     ------------
              Total current assets                     659,979          452,536

    Property and equipment, at cost
       Oil and gas properties, using
           the full cost method ($673,690
           excluded from amortization in 2003)      15,656,928       13,886,798
       Other                                            33,708           28,781
                                                  ------------     ------------
                                                    15,690,636       13,915,579
       Less accumulated depreciation,
           depletion, and amortization               8,661,977        8,020,150
                                                  ------------     ------------
              Property and equipment, net            7,028,659        5,895,429
                                                  ------------     ------------
                                                  $  7,688,638     $  6,347,965
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
       Accounts payable - trade                   $     93,434     $    105,332
       Lease obligation payable                         61,086               --
       Current portion of long-term debt               116,280               --
                                                  ------------     ------------
              Total current liabilities                270,800          105,332

    Long-term debt                                   2,033,720        1,710,000

    Deferred income tax liability                      427,730          256,591

    Stockholders' equity
       Preferred stock - $1.00 par value;
         10,000,000 shares authorized                       --               --
       Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,766,566 shares issued                       883,283          883,283
       Additional paid-in capital                    3,734,119        3,599,045
       Retained earnings (accumulated deficit)         466,522         (206,286)
       Treasury stock, at cost                        (127,536)              --
                                                  ------------     ------------
              Total stockholders' equity             4,956,388        4,276,042
                                                  ------------     ------------

                                                  $  7,688,638     $  6,347,965
                                                  ============     ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,

                                              2003             2002             2001
                                          ------------     ------------     ------------
Operating revenues:
    Oil and gas                           $  2,681,759     $  1,768,560     $  3,092,210
    Other                                      267,354           10,023            7,756
                                          ------------     ------------     ------------
              Total operating revenues       2,949,113        1,778,583        3,099,966

Operating expenses:
    Production                                 848,513          648,820          526,032
    Depreciation, depletion,
       and amortization                        641,827          448,422          377,761
    General and administrative                 532,496          429,240          314,397
                                          ------------     ------------     ------------
              Total operating expenses       2,022,836        1,526,482        1,218,190
                                          ------------     ------------     ------------

                                               926,277          252,101        1,881,776

Other income (expense):
    Interest income                                981            2,455            3,839
    Interest expense                           (96,337)         (57,161)         (95,999)
                                          ------------     ------------     ------------
              Net other expense                (95,356)         (54,706)         (92,160)
                                          ------------     ------------     ------------

Earnings before income taxes                   830,921          197,395        1,789,616

Income tax expense:
    Current                                    (13,026)         (62,992)          64,663
    Deferred                                   171,139           71,096          185,495
                                          ------------     ------------     ------------
                                               158,113            8,104          250,158
                                          ------------     ------------     ------------

Net earnings                              $    672,808     $    189,291     $  1,539,458
                                          ============     ============     ============

Net earnings per share:
    Basic                                 $       0.39     $       0.11     $       0.86
    Diluted                               $       0.39     $       0.11     $       0.86

Weighted average outstanding shares:
    Basic                                    1,741,462        1,768,314        1,784,825
    Diluted                                  1,746,831        1,768,579        1,787,503

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Retained
                                                             Additional         Earnings           Total
                           Common Stock      Treasury          Paid-In        (Accumulated     Stockholders'
                             Par Value         Stock           Capital          Deficit)           Equity
                           ------------     ------------     ------------     ------------     ------------
Balance, April 1, 2000     $    811,644               --     $  2,875,399     $ (1,119,815)    $  2,567,228
  Net earnings                       --               --               --        1,539,458        1,539,458
  Issuance of stock                   2               --               (2)              --               --
  Retirement of stock              (953)              --               --          (12,389)         (13,342)
  Stock based
   compensation                      --               --           24,700               --           24,700
  Purchase of stock                  --          (71,592)              --               --          (71,592)
                           ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2001    $    810,693     $    (71,592)    $  2,900,097     $    407,254     $  4,046,452

  Net earnings                       --               --               --          189,291          189,291
  10% stock dividend             80,283               --          722,548         (802,831)              --
  Purchase of stock                  --          (91,231)              --               --          (91,231)
  Issuance of stock
   for property                      --           72,576           10,224               --           82,800
  Retirement of stock            (7,693)          90,247          (82,554)              --               --
  Stock based
   compensation                      --               --           48,730               --           48,730
                           ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2002    $    883,283     $         --     $  3,599,045     $   (206,286)    $  4,276,042

Net earnings                         --               --               --          672,808          672,808
Purchase of stock                    --         (127,536)              --               --         (127,536)
Issuance of warrants
    for acreage                      --               --           73,552               --           73,552
Stock based
  compensation                       --               --           61,522               --           61,522
                           ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2003    $    883,283     $   (127,536)    $  3,734,119     $    466,522     $  4,956,388
                           ============     ============     ============     ============     ============

                                                Share Activity
                                                --------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Common stock issued
   At beginning of year              1,766,566      1,621,387      1,623,289
     Issued                                 --        160,566              4
     Cancelled                              --        (15,387)        (1,906)
                                    ----------     ----------     ----------
   At end of year                    1,766,566      1,766,566      1,621,387

Held in treasury
   At beginning of year                     --        (11,254)            --
      Acquisitions                     (30,244)       (22,533)       (11,254)
      Issued for property                   --         18,400             --
      Cancellation, returned to
        unissued                            --         15,387             --
                                    ----------     ----------     ----------
   At end of year                      (30,244)            --        (11,254)
                                    ----------     ----------     ----------
Common shares outstanding at end
   of year                           1,736,322      1,766,566      1,610,133
                                    ==========     ==========     ==========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended March 31,

                                                          2003             2002             2001
                                                      ------------     ------------     ------------
Cash flows from operating activities:
   Net earnings                                       $    672,808     $    189,291     $  1,539,458
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Deferred income taxes                               171,139           71,096          185,495
         Stock-based compensation                           61,522           48,730           24,700
       Depreciation, depletion, and amortization           641,827          448,422          377,761
       (Increase) decrease in accounts receivable         (193,089)         114,896         (218,054)
       Increase in accounts payable                          1,403           28,964              901
       (Increase) decrease in prepaid assets                14,080           50,215          (58,553)
       Increase(decrease) in income taxes payable               --          (51,637)          51,637
                                                      ------------     ------------     ------------
         Net cash provided by operating activities       1,369,690          899,977        1,903,345

Cash flows from investing activities:
   Additions to oil and gas properties                  (1,628,695)      (2,247,423)        (936,293)
   Additions to other property and equipment                (4,927)          (5,181)          (1,014)
                                                      ------------     ------------     ------------
         Net cash used in investing activities          (1,633,622)      (2,252,604)        (937,307)

Cash flows from financing activities:
   Borrowings                                              910,000        1,160,000               --
   Principal payments on long-term debt                   (470,000)         (50,000)        (600,000)
   Payments of capital lease obligations                   (24,943)              --               --
   Purchases of common stock                              (127,536)         (91,231)         (84,934)
                                                      ------------     ------------     ------------
         Net cash (used in) provided by
           financing activities                            287,521        1,018,769         (684,934)
                                                      ------------     ------------     ------------

Net increase (decrease) in cash
   and cash equivalents                                     23,589         (333,858)         281,104

Cash and cash equivalents
   at beginning of year                                     44,958          378,816           97,712
                                                      ------------     ------------     ------------

Cash and cash equivalents
   at end of year                                     $     68,547     $     44,958     $    378,816
                                                      ============     ============     ============

   Interest paid                                      $     94,792     $     55,022     $     99,044
   Income taxes paid (recovered)                      $   (117,056)    $     92,675     $         --

Supplemental Disclosure of Non-cash investing
 and financing activities:
  Issuance of common stock in exchange
   for oil and gas properties                         $         --     $     82,800     $         --
  Fair value of warrants issued for
   oil and gas properties                             $     73,552     $         --     $         --
  Acquisition of equipment under capital leases       $     81,182     $         --     $         --

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

Oil and Gas Properties. Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with the acquisition, exploration, and development of properties (successful or not), including leasehold acquisition costs, geological and geophysical costs, lease rentals, exploratory and developmental drilling, and equipment costs, are capitalized. All capitalized costs of oil and gas properties (excluding certain unevaluated property costs), including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. If unamortized costs, less related deferred income taxes, exceed the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, less related income tax effects, the excess is charged to expense. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

Other Property and Equipment. Provisions for depreciation of office furniture and equipment are computed on the straight-line method based on estimated useful lives of five to ten years.

Earnings Per Common Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods ended March 31:

                                       2003          2002          2001
                                    ----------    ----------    ----------
     Weighted average number
         of common shares
         outstanding, basic          1,741,462     1,768,314     1,784,825
     Incremental shares from
         the assumed exercise of
         dilutive stock options          5,369           265         2,678
                                    ----------    ----------    ----------
     Dilutive potential common
          shares                     1,746,831     1,768,579     1,787,503
                                    ==========    ==========    ==========

Outstanding options and warrants to purchase 388,500, 200,000 and 150,000 shares at March 31, 2003, 2002, and 2001, respectively, were not included in the computation of diluted net earnings per share because the exercise price of the options or warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Environmental. The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no significant environmental expenditures or liabilities for the years ended March 31, 2003, 2002, or 2001.

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

Revenue Recognition and Gas Balancing. Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred. Sales are to credit-worthy major energy purchasers with payments generally received within 60 days of transportation from the well site. The Company has historically had little, if any, uncollectible receivables; therefore, an allowance for uncollectible accounts is not required. Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves (over produced). No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced). The Company has no significant gas imbalances.

Stock Options and Warrants. The Company accounts for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No.
25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant.

If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for all employee awards under the plan, net earnings, basic earnings per common share, and diluted earnings per common share would have been as follows:

                                     2003             2002             2001
                                 ------------     ------------     ------------

Net income, as reported          $    672,808     $    189,291     $  1,539,458
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax           $    (63,133)    $    (50,066)    $    (79,622)
                                 ------------     ------------     ------------

Net income, pro forma            $    609,675     $    139,225     $  1,459,836
                                 ============     ============     ============

Basic earnings per share:

          As reported (1)        $       0.39     $       0.11     $       0.86
          Pro forma (1)          $       0.35     $       0.08     $       0.82

Diluted earnings per share:

          As reported (1)        $       0.39     $       0.11     $       0.86
          Pro forma (1)          $       0.35     $       0.08     $       0.82

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

Reclassifications.   Certain  reclassifications  have  been  made  to  the  2001 and 2002 financial statements to conform with the 2003 presentation.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending June 30, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires the Company to gather market information and develop cash flow models. Due to these complexities, the Company has not completed all of the computations necessary to adopt SFAS No. 143 and the effects of adoption may materially increase the Company's liabilities, and may have a material effect on its results of operations.

NOTE B - DEBT

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was originally decreased to $2,200,000, with scheduled monthly reductions of the available borrowing base of $25,581 per month beginning September 5, 2002, and the maturity date was originally August 15, 2003. The borrowing base was re-determined on September 10, 2002 and increased to $2,586,000 with monthly commitment reductions of $33,150. On November 15, 2002, the maturity date was extended to August 15,
2004. The borrowing base was re-determined on this date and reduced to $2,526,755 with monthly commitment reductions of $30,814 beginning on December 5, 2002. As of March 31, 2003, the balance outstanding under this agreement was $2,150,000. Principal payments of $116,280 are anticipated to be required for fiscal 2004 to comply with the monthly commitment reductions. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.25% and 4.75% at March 31, 2003 and 2002, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel, or pay cash dividends.

NOTE C - OTHER INCOME

During the third quarter of fiscal 2003, the Company received proceeds of $254,862 before expenses of $101,945, from the settlement of a class action law suit against a gas purchaser involving contract price dispute.

NOTE D - CAPITAL LEASE OBLIGATIONS

During fiscal 2003, the Company began leasing three gas compressors under separate agreements that are classified as capital leases. The cost of the equipment under the capital leases is included in the balance sheet as property and equipment and was $81,182 with accumulated amortization of $5,796 on March 31, 2003. Amortization of assets under capital leases is included in depreciation expense. The lease agreements are each for a 12-month period with equal monthly payments. At the end of the term, the Company will receive title to the compressors under bargain purchase options of $1. The lease obligation associated with these three compressors was $61,086 on March 31, 2003, all of which is a current liability. Total payments required for these three leases will be $67,366, of which $6,280 represents interest.

NOTE E - INCOME TAXES

Deferred tax assets and liabilities at March 31 are as follows:

                                                    2003           2002
                                                 ----------     ----------
     Deferred tax assets:
       Percentage depletion carryforwards        $  403,344     $  317,174
       Vacation accrual                               1,334            691
       Deferred compensation                         41,835         22,763
       Net operating loss carryforwards              43,927         87,481
                                                 ----------     ----------
                                                    490,440        428,109
     Deferred tax liabilities:
       Excess financial accounting bases over
         tax bases of property and equipment       (918,170)      (684,700)
                                                 ----------     ----------
       Net deferred tax liabilities              $ (427,730)    $ (256,591)
                                                 ==========     ==========

As of March 31,  2003,  the Company has a net  operating  loss  carryforward  of
approximately   $141,700,   which  expires  in  2022,  and  statutory  depletion
carryforwards of approximately $1,301,000, which do not expire.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                       2003            2002            2001
                                    ----------      ----------      ----------
Tax expense at statutory rate       $  282,513      $   67,114      $  608,469
Decrease in valuation allowance             --              --        (196,469)
Depletion in excess of basis           (86,170)        (58,513)        (80,864)
Effect of graduated rates              (24,928)         (5,922)        (53,688)
Revision of prior year estimates       (13,026)          7,657              --
Other                                     (276)         (2,232)        (27,290)
                                    ----------      ----------      ----------
                                    $  158,113      $    8,104      $  250,158
                                    ==========      ==========      ==========
Effective tax rate                         19%              4%             14%
                                    ==========      ==========      ==========

NOTE F - EXPLORATION AGREEMENT

On December 5, 2002, the Company entered into an exploration agreement with Falcon Bay Operating, LLC. Pursuant to such agreement, the Company has obtained the right to purchase and inventory seismic data and acreage in shallow water areas of Texas and Louisiana. In consideration for the right to obtain four such prospects, the Company has issued warrants to purchase 107,500 shares of common stock at an exercise price of $5.00 per share. Such warrants are exercisable for a period of two years from date of grant. Additional warrants, exercisable at the same exercise price and exercisable for two years, would be issued covering 322,500 shares upon exercise of the Company's right to participate in a total of four prospects.

NOTE G - MAJOR CUSTOMERS

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

In fiscal 2003, 2002, and 2001, one purchaser accounted for 28%, 24%, and 39%, respectively, of revenues. At March 31, 2003, accounts receivable from the purchaser was approximately 25% of accrued oil and gas sales.

NOTE H - OIL AND GAS COSTS

The costs related to the oil and gas activities of the Company were incurred as follows:

                                            Year ended March 31,
                                   --------------------------------------
                                      2003          2002          2001
                                   ----------    ----------    ----------
     Property acquisition costs
        Proved                     $   64,090    $  649,021    $  267,589
        Unproved                   $  673,690    $  280,745    $  177,305
     Exploration costs             $   55,543    $   46,907    $   34,995
     Development costs             $  990,106    $1,353,553    $  456,404

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                             2003            2002            2001
                                         ------------    ------------    ------------
     Proved oil and gas properties       $ 14,596,072    $ 13,462,406    $ 11,309,873
     Unproved oil and gas properties:
         subject to amortization              387,166         424,392         248,107
         not subject to amortization
         (acquired in 2003)                   673,690              --              --
                                         ------------    ------------    ------------
                                           15,656,928      13,886,798      11,557,980
     Less accumulated depreciation,
       depletion, and amortization          8,637,902       7,999,539       7,555,356
                                         ------------    ------------    ------------
                                         $  7,019,026    $  5,887,259    $  4,002,624
                                         ============    ============    ============

     The costs of a certain oil and gas lease that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize this property when the project is evaluated, which is currently estimated to be within the following year. Costs excluded from amortization at March 31, 2003 total $673,690. No impairment exists for this property at March 31, 2003.

     Depreciation, depletion, and amortization amounted to $5.64, $4.49, and $3.65 per equivalent barrel of production for the years ended March 31, 2003, 2002, and 2001, respectively.

NOTE I - STOCKHOLDERS' EQUITY

In fiscal 2001, the board of directors authorized the purchase of up to 25,000 shares of the Company's common stock. For fiscal 2002, the board of directors has authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2001, the Company repurchased 13,160 shares, at an aggregate cost of $84,934. During fiscal 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of such shares, 18,400 were reissued in exchange for oil and gas lease rights representing 368 net acres valued at $83,000. The remaining 4,133 shares along with the 11,254 shares of stock held in the treasury account from fiscal year ending March 31, 2001 were cancelled. On February 28, 2002, the Company distributed 160,566 shares of common stock in connection with a 10% stock dividend. As a result of the stock dividend, par value of outstanding common stock was increased by $80,283, additional paid-in capital was increased by $722,548, and retained earnings was decreased by $802,831. In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2003, the Company repurchased 30,244 shares at an aggregate cost of $127,536 for the treasury account.

NOTE J - STOCK OPTIONS AND WARRANTS

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

During fiscal 2003, options for 51,000 shares were granted. Of these, 20,000 options were granted to contract consultants. The exercise price of all options granted equaled or exceeded the market price of the stock on the date of grant. Also during fiscal 2003, warrants for 107,500 shares were issued pursuant to the Falcon Bay Exploration Agreement.

Additional information with respect to the Plan's stock option activity for options issued to employees and directors is as follows:

                                                              Weighted
                                                 Number        Average
                                               of Shares    Exercise Price
                                               ----------     ----------
     Options outstanding, at April 1, 2000        140,000     $     6.27
       Granted                                     30,000           6.75
       Exercised                                       --             --
       Forfeited                                       --             --
                                               ----------     ----------
     Options outstanding, at March 31, 2001       170,000     $     6.49
       Granted                                     20,000           4.00
       Exercised                                       --             --
       Forfeited                                  (40,000)          6.81
                                               ----------     ----------
     Options outstanding, at March 31, 2002       150,000           6.07
       Granted                                     31,000           4.00
       Exercised                                       --             --
       Forfeited                                       --             --
                                               ----------     ----------
     Options outstanding, at March 31, 2003       181,000     $     5.71
                                               ==========     ==========

     Options exercisable at March 31, 2001         52,500     $     6.82
     Options exercisable at March 31, 2002         72,500     $     6.57
     Options exercisable at March 31, 2003        110,000     $     6.40

Weighted average grant date fair value of stock options granted to employees and directors during fiscal 2003, 2002, and 2001 were $3.72, $1.30, and $2.33, respectively. These values were determined using a Binomial option-pricing model. The model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The Company considers the binomial model more accurate than the Black-Scholes model, in that it recognizes the ability to exercise before expiration once an option is vested, and began to use the Binomial model in fiscal 2001. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2003, 2002 and 2001:

                                    2003         2002        2001
                                  --------     --------    --------
     Expected volatility           134.07%       27.24%       29.86%
     Expected dividend yield         0.00%        0.00%        0.00%
     Risk-free rate of return        5.40%        4.79%        5.25%
     Expected life of options      7 years      7 years     10 years


     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

     The following tables summarize information about employee and directors stock options outstanding and exercisable at March 31, 2003:

                            Stock Options Outstanding

                                          Weighted Average
                         Number of            Remaining           Weighted
        Range of          Shares             Contractual           Average
     Exercise Prices    Outstanding         Life in Years       Exercise Price
     ---------------    -----------         -------------       --------------
        $7.50-$7.75          50,000              5.55               $7.60
        $6.75                20,000              7.81               $6.75
        $5.25                60,000              6.97               $5.25
        $4.00                51,000              8.87               $4.00
                        -----------
                            181,000

                            Stock Options Exercisable

                                      Number of               Weighted
        Range of                       Shares                  Average
     Exercise Prices                 Exercisable            Exercise Price
     ---------------                 -----------            --------------
        $7.50-$7.75                     50,000                   $7.60
        $6.75                           10,000                   $6.75
        $5.25                           45,000                   $5.25
        $4.00                            5,000                   $4.00


     Since the Company applies the intrinsic value method in accounting for its employee stock options, it generally records no compensation cost for its stock option awards to employees. The Company recognizes expense related to stock options awarded to independent consultants and contractors based on fair value of the options at date of grant. Additional information with respect to stock option and warrant activity for options and warrants granted to outside consultants and contractors is as follows:

                                                              Weighted
                                                 Number        Average
                                               of Shares   Exercise Price
                                               ----------    ----------
     Options outstanding, at April 1, 2000         40,000    $     6.44
       Granted                                     30,000          6.75
       Exercised                                       --            --
       Forfeited                                       --            --
                                               ----------    ----------
     Options outstanding, at March 31, 2001        70,000    $     6.57
       Granted                                     10,000          4.00
       Exercised                                       --            --
       Forfeited                                       --    $       --
                                               ----------    ----------
     Options outstanding, at March 31, 2002        80,000          6.25
       Granted                                    127,500          4.84
       Exercised                                       --            --
       Forfeited                                       --            --
                                               ----------    ----------
     Options outstanding, at March 31, 2003       207,500    $     5.39
                                               ==========    ==========
     Options exercisable at March 31, 2001         15,000    $     6.83
     Options exercisable at March 31, 2002         32,500    $     6.69
     Options exercisable at March 31, 2003        160,000    $     5.50

     Weighted average grant date fair value of stock options and warrants granted to outside consultants and contractors during fiscal 2003, 2002, and 2001 were $1.16, $1.26, and $2.33, respectively. These values were determined using a Binomial option-pricing model. The model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2003, 2002 and 2001:

                                    2003         2002         2001
                                  --------     --------     --------
     Expected volatility            90.09%       27.23%       29.86%
     Expected dividend yield         0.00%        0.00%        0.00%
     Risk-free rate of return        2.39%        4.52%        5.25%
     Expected life of options      3 years      7 years     10 years

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The following tables summarize information about outside consultants and contractors stock options and warrants outstanding and exercisable at March 31, 2003:

                       Stock Options/Warrants Outstanding


                                          Weighted Average
                         Number of            Remaining           Weighted
        Range of          Shares             Contractual           Average
     Exercise Prices    Outstanding         Life in Years       Exercise Price
     ---------------    -----------         -------------       --------------
       $7.50-$7.75           20,000              5.46                $7.63
       $6.75                 30,000              7.81                $6.75
       $5.25                 20,000              6.97                $5.25
       $5.00                107,500              1.68                $5.00
       $4.00                 30,000              8.96                $4.00
                        -----------
                            207,500

                       Stock Options/Warrants Exercisable

                                      Number of               Weighted
        Range of                       Shares                  Average
     Exercise Prices                 Exercisable            Exercise Price
     ---------------                 -----------            --------------
       $7.50-$7.75                      20,000                   $7.63
       $6.75                            15,000                   $6.75
       $5.25                            15,000                   $5.25
       $5.00                           107,500                   $5.00
       $4.00                             2,500                   $4.00

     The Company recognizes expense related to stock options awarded to independent consultants based on fair value of the options at date of grant. Total expense related to these awards for fiscal 2003 was $61,522. The fair value of the warrants are capitalized as part of the leasehold cost of the acreage acquired in connection with the issuance of the warrants.

NOTE K - RELATED PARTY TRANSACTIONS

The Company served as operator of properties in which the majority stockholder had interests and billed the majority stockholder for lease operating expenses and shared office expenditures on a monthly basis subject to usual trade terms. The billings totaled $43,827 and $37,884 for the years ended March 31, 2002, and 2001, respectively. All of such properties were sold in October 2001. The only related party transactions for the year ended March 31, 2003 relate to shared office expenditures. The total billed for year ended March 31, 2003 was $10,016.

Effective January 1, 2000, the Company entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services. Amounts paid under this contract were $19,251, $23,627, and $25,787 for the years ended March 31, 2003, 2002, and 2001, respectively.

During the year ending March 31, 2003, a member of the Board of Directors and a Company employee entered into an agreement with Falcon Bay, LLC, whereby he receives a commission from Falcon Bay Operating, LLC for any transactions consummated between Falcon Bay Operating, LLC and the Company in the course of the Exploration Agreement.

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

NOTE L - OIL AND GAS RESERVE DATA (UNAUDITED)

The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the Securities and Exchange Commission and FASB. These guidelines require that reserve estimates be prepared under existing economic and operating conditions at year-end, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 2003, 2002, and 2001 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

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

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                     2003                              2002                              2001
                         -----------------------------     -----------------------------     -----------------------------
                             Bbls             Mcf              Bbls             Mcf              Bbls             Mcf
                         ------------     ------------     ------------     ------------     ------------     ------------
Proved reserves,
    beginning of year         237,000       10,182,000          235,000        6,345,000          139,000        4,755,000
Revision of previous
    estimates                 (66,000)      (1,746,000)         (70,000)      (1,204,000)         (15,000)         (10,000)
Purchase of minerals
    in place                       --           22,000           55,000        2,864,000          108,000        1,706,000
Extensions and
    discoveries                 2,000           12,000           38,000        2,644,000           21,000          398,000
Production                    (23,000)        (539,000)         (21,000)        (467,000)         (18,000)        (504,000)
Sales of minerals
    in place                       --               --               --               --               --               --
                         ------------     ------------     ------------     ------------     ------------     ------------
Proved reserves,
    end of year               150,000        7,931,000          237,000       10,182,000          235,000        6,345,000
                         ============     ============     ============     ============     ============     ============

PROVED DEVELOPED RESERVES (UNAUDITED):
Beginning of year             144,000        5,159,000          235,000        6,337,000          139,000        4,755,000
End of year                    94,000        4,518,000          144,000        5,159,000          235,000        6,337,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED):

                                                          March 31,
                                       ----------------------------------------------
                                           2003             2002             2001
                                       ------------     ------------     ------------
Future cash inflows                    $ 49,820,000     $ 36,005,000     $ 40,179,000
Future production and
   development costs                    (13,284,000)     (12,217,000)      (9,988,000)
Future income taxes (a)                  (8,444,000)      (5,228,000)      (7,182,000)
                                       ------------     ------------     ------------
Future net cash flows                    28,092,000       18,560,000       23,009,000
Annual 10% discount for
   estimated timing of cash flows       (12,120,000)      (9,256,000)     (10,824,000)
                                       ------------     ------------     ------------
Standardized measure of
   discounted future net cash flows    $ 15,972,000     $  9,304,000     $ 12,185,000
                                       ============     ============     ============

(a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

CHANGES IN STANDARIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):

                                                           Year ended March 31,
                                             ----------------------------------------------
                                                 2003             2002             2001
                                             ------------     ------------     ------------
Sales of oil and gas produced,
       net of production costs               $ (1,833,000)    $ (1,120,000)    $ (2,566,000)
Net changes in price and production costs      12,946,000       (7,145,000)       5,104,000
Changes in previously estimated
       development costs                          512,000          (59,000)         (20,000)
Revisions of quantity estimates                (5,103,000)      (1,862,000)        (148,000)
Net change due to purchases and sales of
       minerals in place                           77,000        3,685,000        5,939,000
Extensions and discoveries,
       less related costs                          87,000        2,121,000          975,000
Net change in income taxes                     (2,180,000)       1,183,000       (2,567,000)
Accretion of discount                           1,193,000        1,599,000          614,000
Changes in timing of estimated cash
       flows and other                            969,000       (1,283,000)         (54,000)
                                             ------------     ------------     ------------
Changes in standardized measure                 6,668,000       (2,881,000)       7,277,000

Standardized measure, beginning of year         9,304,000       12,185,000        4,908,000
                                             ------------     ------------     ------------

Standardized measure, end of year            $ 15,972,000     $  9,304,000     $ 12,185,000
                                             ============     ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2003.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated by reference from the Company's Information Statement for its Annual Meeting of Stockholders, which will be filed with the Commission not later than July 30, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     In September 2002, the Board of Directors adopted a policy designed to establish disclosure controls and procedures that are adequate to provide reasonable assurance that we will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in our reports to the SEC and other communications with our stockholders. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and form, and is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

     With respect to our disclosure controls and procedures:

     o We have evaluated the effectiveness of our disclosure controls and procedures within 90 days prior to the filing of this report;

     o This evaluation was conducted under the supervision and with the participation of our management, including our chief executive and chief financial officers; and

     o It is the conclusion of our chief executive and chief financial officers that these disclosure controls and procedures operate such that material information flows to the appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to our management and is made known to the chief executive and chief financial officers, particularly during the period in which this report was prepared, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the controls were evaluated. No significant deficiencies or material weaknesses were identified in the evaluation of our internal controls and therefore no corrective actions have been taken.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

   3.2    Bylaws adopted December 5, 2002.

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

  10.2 Bank Line of Credit (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).

    21    Subsidiaries  of  the  Company   (incorporated  by  reference  to  the
          Company's Annual Report on Form 10-K dated June 24, 1998).

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               A report on Form 8-K, dated December 5, 2002, was filed by the Company for the year ended March 31, 2003 under Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                       MEXCO ENERGY CORPORATION

                                       Registrant

                                       By: /s/ Nicholas C. Taylor
                                           -------------------------------
                                           Nicholas C. Taylor
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 26, 2003, by the following persons on behalf of the Company and in the capacity indicated.

/s/ Nicholas C. Taylor
----------------------------------
    Nicholas C. Taylor
    President, Chief Executive Officer
    and Director

/s/ Donna Gail Yanko
----------------------------------
    Donna Gail Yanko
    Vice President, Operations
    and Director

/s/ Tamala L. McComic
----------------------------------
    Tamala L. McComic
    Vice President, Treasurer
    and Assistant Secretary

/s/ Thomas Graham, Jr.
----------------------------------
    Thomas Graham, Jr.
    Chairman of the Board of Directors

/s/ Thomas R. Craddick
----------------------------------
    Thomas R. Craddick
    Director

/s/ William G. Duncan, Jr.
----------------------------------
    William G. Duncan, Jr.
    Director

/s/ Arden Grover
----------------------------------
    Arden Grover
    Director

/s/ Jack D. Ladd
----------------------------------
    Jack D. Ladd
     Director

I, Nicholas C. Taylor, certify that:

1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Mexco  Energy
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of this Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 26, 2003                           /s/ Nicholas C. Taylor
                                        ------------------------------
                                        Nicholas C. Taylor
                                        President

I, Tamala L. McComic, certify that:

1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Mexco  Energy
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of this Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 26, 2003                           /s/ Tamala L. McComic
                                        ------------------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer,
                                        and Assistant Secretary

                                INDEX TO EXHIBITS

Exhibit
Number         Exhibit                                                Page
------         -----------------------------------                    ----
   3.1*        Articles of Incorporation.
   3.2***      Bylaws.
  10.1**       Stock Option Plan.
  10.2*        Bank Line of Credit.
    21*        Subsidiaries of the Company.
  99.1***      Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2***      Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998.
** Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***  Filed with the Company's Annual Report on Form 10-K dated June 26, 2003.