Form 10-Q
period 2003-06-30
MEXCO ENERGY CORP
filed 2003-08-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                                 (432) 682-1119
              (Registrant's telephone number, including area code)


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

                         Common Stock, $0.50 par value:
                 1,736,041 shares outstanding at August 8, 2003

                            MEXCO ENERGY CORPORATION

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION
-------------------------------

     Item 1.   Consolidated Balance Sheets as of June 30, 2003
               (Unaudited) and March 31, 2003                                  3

               Consolidated Statements of Operations (Unaudited) for
               the three months ended June 30, 2003 and June 30, 2002          4

               Consolidated Statements of Cash Flows (Unaudited) for
               the three months ended June 30, 2003 and June 30, 2002          5

               Notes to Unaudited Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

     Item 4.   Controls and Procedures                                        13

PART II.  OTHER INFORMATION                                                   13
---------------------------

     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities and Use of Proceeds
     Item 3.   Defaults upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                    14
----------

CERTIFICATIONS                                                                15
--------------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,         March 31,
                                                      2003             2003
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                         $    125,368     $     68,547
Accounts receivable:
   Oil and gas sales                                   438,751          560,297
   Trade                                                51,114           17,617
   Related parties                                          --            3,475
   Prepaid expenses                                     23,980           10,043
                                                  ------------     ------------
     Total current assets                              639,213          659,979

Property and equipment, at cost:
Oil and gas properties and equipment,
   using full cost method, pledged                  16,175,166       15,656,928
Office and computer equipment
   and software                                         34,217           33,708
                                                  ------------     ------------
                                                    16,209,383       15,690,636
Less accumulated depreciation,
   depletion and amortization                        8,879,594        8,661,977
                                                  ------------     ------------
   Property and equipment, net                       7,329,789        7,028,659
                                                  ------------     ------------
Total assets                                      $  7,969,002     $  7,688,638
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable and accrued expenses             $    241,690     $     93,434
Current portion of long-term debt                           --          116,280
Obligations under capital leases                        40,339           61,086
                                                  ------------     ------------
Total current liabilities                              282,029          270,800

Long-term debt                                       1,900,000        2,033,720
Asset retirement obligation                            353,083               --
Deferred income tax liability                          417,419          427,730

Stockholders' equity:
Preferred stock, par value $1 per share;
   10,000,000 shares authorized;
   none issued                                              --               --
Common stock, par value $0.50 per share;
   40,000,000 shares authorized; 1,766,566
   shares issued                                       883,283          883,283
Additional paid in capital                           3,746,099        3,734,119
Retained earnings                                      516,010          466,522
Treasury stock, at cost (30,525 and 30,244
     shares, respectively)                            (128,921)        (127,536)
                                                  ------------     ------------
     Total stockholders' equity                      5,016,471        4,956,388
                                                  ------------     ------------
Total liabilities and stockholders'
   equity                                         $  7,969,002     $  7,688,638
                                                  ============     ============

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                      2003             2002
                                                  ------------     ------------
Operating revenue:
   Oil and gas sales                              $    767,060     $    544,650
   Other                                                 1,266            6,614
                                                  ------------     ------------
       Total operating revenue                         768,326          551,264

Operating costs and expenses:
   Oil and gas production                              268,692          156,604
   Depreciation, depletion and amortization            166,219          123,523
   General and administrative                          115,978          139,008
                                                  ------------     ------------
       Total operating costs and expenses              550,889          419,135
                                                  ------------     ------------
                                                       217,437          132,129
Other income and (expenses):
   Interest income                                          62              126
   Interest expense                                    (30,104)         (20,849)
                                                  ------------     ------------
       Net other income and expenses                   (30,042)         (20,723)
                                                  ------------     ------------

Income before income taxes                             187,395          111,406

Income tax expense                                      35,635           34,260
                                                  ------------     ------------
Income before cumulative effect of
   accounting change                                   151,760           77,146

Cumulative effect of accounting change,
   net of tax                                         (102,267)              --
                                                  ------------     ------------

Net income                                        $     49,493     $     77,146
                                                  ============     ============

Net income (loss) per common share:
Basic:
   Income before cumulative effect
      of accounting change                        $       0.09     $       0.04
   Cumulative effect, net of tax                  $      (0.06)    $         --
   Net income                                     $       0.03     $       0.04

Diluted:
   Income before cumulative effect
      of accounting change                        $       0.09     $       0.04
   Cumulative effect, net of tax                  $      (0.06)    $         --
   Net income                                     $       0.03     $       0.04

Pro forma amounts assuming, the new method
 of accounting for asset retirement
 obligations is applied retroactively:
   Net income                                     $    151,760     $     71,861
   Basic earnings per share                       $       0.09     $       0.04
   Diluted earnings per share                     $       0.09     $       0.04

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                         2003           2002
                                                      ----------     ----------
Cash flows from operating activities:
   Net income                                         $   49,493     $   77,146
   Cumulative effect of accounting change
     net of tax                                          102,267             --
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Increase in deferred income taxes                    35,635         34,260
     Stock-based compensation                             11,980         11,597
     Depreciation, depletion and
        amortization                                     166,219        123,523
     Accretion of abandonment obligation                   5,824             --
     (Increase) decrease in
        accounts receivable                               91,525        (12,439)
     Increase in prepaid expenses                        (13,937)       (17,387)
     Increase in accounts payable
        and accrued expenses                              54,264          3,598
                                                      ----------     ----------
   Net cash provided by operating
     activities                                          503,270        220,298


Cash flows from investing activities:
   Additions to property and equipment                  (174,317)       (86,636)
                                                      ----------     ----------
   Net cash used in investing
     activities                                         (174,317)       (86,636)

Cash flows from financing activities:
   Acquisition of treasury stock                          (1,385)      (120,526)
   Payments of capital lease obligations                 (20,747)            --
   Principal payments on long-term debt                 (250,000)            --
   Principal borrowings on
      long-term debt                                          --         60,000
                                                      ----------     ----------
   Net cash used by financing activities                (272,132)       (60,526)
                                                      ----------     ----------

Net increase in cash                                      56,821         73,136

Cash, beginning of the period                             68,547         44,958
                                                      ----------     ----------

Cash, end of period                                   $  125,368     $  118,094
                                                      ==========     ==========

Interest paid                                         $   25,642     $   20,476
Income taxes paid                                     $       --     $       --

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of June 30, 2003, and the results of its operations and cash flows for the interim periods ended June 30, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the
disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amount reported in these financial statements. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves and the related present value of estimated future net cash flows.

Stock-based Compensation
------------------------

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant. For the quarter ending June 30, 2003, the Company recognized $11,980 related to these stock options for independent consultants.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), presents net income and earnings per share information as if the stock options issued had been determined based on the fair value at the grant dates for all employee awards under the plan:

                                              Three Months Ended
                                                    June 30,
                                              2003            2002
                                           ----------      ----------

Net income, as reported                    $   49,493      $   77,146
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax                     $  (14,399)     $  (11,729)
                                           ----------      ----------

Net income, pro forma                      $   35,094      $   65,417
                                           ==========      ==========

Basic earnings per share:

     As reported                           $     0.03      $     0.04
     Pro forma                             $     0.02      $     0.04

Diluted earnings per share:

     As reported                           $     0.03      $     0.04
     Pro forma                             $     0.02      $     0.04

Asset Retirement Obligations
----------------------------

The Company's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The change resulted in a cumulative effect to net income of ($102,267) net of tax, or ($0.06) per share. Additionally, the Company recorded an asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206. As a result of adoption for the current three-month period, depreciation expense increased $2,279 and interest expense related to accretion of the obligation for the quarter increased $5,824. There were no additional asset retirement obligations incurred or settled during the first quarter of fiscal 2004. The current portion of the asset retirement obligation as of June 30, 2003 is $11,160 and is included in accounts payable and other accrued expenses.

Oil and Gas Costs
-----------------

The cost of a certain oil and gas lease that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize this property when the project is evaluated, which is currently estimated to be within this fiscal year. Costs excluded from amortization at June 30, 2003 total $673,890. No impairment exists for this property at June 30, 2003.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended June 30, 2003 and 2002.

                                              Three Months Ended
                                                    June 30
                                              2003           2002
                                           ----------     ----------
Weighted average number of
  common shares outstanding                 1,736,067      1,754,338
Incremental shares from the
  assumed exercise of dilutive
  stock options and warrants                   24,417         12,582
                                           ----------     ----------
Dilutive potential common shares            1,760,484      1,766,920

Options and warrants to purchase 120,000 at an average exercise price of $7.25 and 220,000 shares at an average exercise price of $6.23 outstanding at June 30, 2003 and June 30, 2002, respectively, were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common stock of the Company and, therefore, the effect would be antidilutive.

Income Taxes
------------

There is no current income tax expense for the three months ended June 30, 2003 due to a tax loss carryforward of approximately $139,000 from the year ending March 31, 2003. There is no current income tax expense for the three months ended June 30 2002 due to a tax loss carryforward of approximately $283,000 from the year ending March 31, 2002.

Stockholders' Equity
--------------------

During the three month period ended June 30, 2003, the Company paid $1,385 to purchase 281 shares of its common stock for treasury.

Long Term Liabilities
---------------------

Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing based determination. On November 15, 2002, the borrowing base was re-determined and reduced to $2,526,744 with monthly commitment reductions of $30,814 beginning on December 5, 2002. As of June 30, 2003, the balance outstanding under this agreement was $1,900,000. No principal payments are required through June 30, 2004 to comply with the monthly commitment reductions. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

The asset retirement obligation as of June 30, 2003 represents the present value of the Company's estimated asset retirement obligation under SFAS 143.

Capital Lease Obligations
-------------------------

During fiscal 2003, the Company began leasing three gas compressors under separate agreements that are classified as capital leases. The cost of the equipment under the capital leases is included in the balance sheet as property and equipment and was $81,182 with accumulated amortization of $7,265 on June 30, 2003. Amortization of assets under capital leases is included in depreciation expense. The lease agreements are each for a 12-month period with equal monthly payments. At the end of the term, the Company will receive title to the compressor under a bargain purchase option of $1. The lease obligation associated with these three compressors was $40,339 on June 30, 2003, all of which is a current liability. Total payments required for these three leases will be $43,355, of which $3,016 represents interest.

Open Disclosure Issues with the Securities and Exchange Commission
------------------------------------------------------------------

The Company is aware that the Staff of the SEC, in consultation with the Staff of the Financial Accounting Standards Board, is considering certain implementation issues in the application of provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No.
142), to companies in the extractive industries, including oil and gas companies. The Staff of the SEC is considering whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and all other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. The Staff is also considering whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Statements
----------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar meaning. Forward-looking statements appear throughout this Form 10-Q and include statements regarding Company plans, beliefs or current expectations with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production, estimates of future oil and gas prices; estimates of oil and gas reserves; future financial condition or results of operations; and business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While the Company has made assumptions that it believes are reasonable, the assumptions that support its forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. The Company does not undertake to update, revise or correct any of the forward-looking information.

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

For the first three months of fiscal 2004, cash flow from operations was $503,270 compared to $220,298 for the first three months of fiscal 2003. The cash flow from operations for the first three months of fiscal 2004 included the effects of a decrease in accounts receivable and an increase in accounts payable and accrued expenses. Cash of $174,317 was used for additions to property and equipment and cash of $250,000 was used to pay on the line of credit. Accordingly, net cash increased $56,821.

The Company has acquired and also is reviewing several projects for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At June 30, 2003, the Company had working capital of approximately $368,344 compared to working capital of approximately $389,179 at March 31, 2003, a decrease of $16,908.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. The borrowing base was originally decreased to $2,200,000, with scheduled monthly reductions of the available borrowing base of $25,581 per month beginning September 5, 2002, and the maturity date was originally August 15, 2003. The borrowing base was re-determined on September 10, 2002 and increased to $2,586,000 with monthly commitment reductions of $33,150. On November 15, 2002, the maturity date was extended to August 15,
2004. The borrowing base was re-determined on this date and reduced to $2,526,744 with monthly commitment reductions of $30,814 beginning on December 5, 2002. As of June 30, 2003, the balance outstanding under this agreement was $1,900,000. No principal payments are anticipated to be required for fiscal 2004 to comply with the monthly commitment reductions. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.00% at June 30, 2003). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

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

Results of Operations - Three Months Ended June 30, 2003 and 2002
-----------------------------------------------------------------

Net income before the cumulative effect of an accounting change increased from $77,146 for the quarter ended June 30, 2002 to $151,760 for the quarter ended June 30, 2003. The Company recognized a cumulative effect of accounting change of $102,267, net of tax related to the asset retirement obligation effect on prior years.

Oil and gas sales increased from $544,650 for the first quarter of fiscal 2003 to $767,060 for the same period of fiscal 2004. This increase of 41% or $222,410 resulted from higher oil and gas prices. Average gas prices increased from $2.96 per mcf for the first quarter of fiscal 2003 to $4.92 per mcf for the same period of fiscal 2004, while average oil prices increased from $23.87 per bbl for the first quarter of fiscal 2003 to $26.90 for the same period of fiscal

2004. Oil and gas production quantities were 5,972 barrels ("bbls") and 135,870 thousand cubic feet ("mcf") for the first quarter of fiscal 2003 and 5,518 bbls and 125,649 mcf for the same period of fiscal 2004, a decrease of 8% for both oil and gas production.

Other income decreased from $6,614 for the first quarter of fiscal 2003 to $1,266 for the same period of fiscal 2004. The Company recovered $5,000 from a previously written off bad debt in the first quarter of fiscal 2003.

Production costs increased 72% from $156,604 for the first quarter of fiscal 2003 to $268,692 for the same period of fiscal 2004. This was the result of increased repairs to operated wells during the quarter and increased production taxes due to the higher sales price.

General and administrative expenses decreased 17% from $139,008 for the first quarter of fiscal 2003 to $115,978 for the same period of fiscal 2004. This is primarily the result of a decrease in consulting and contract services for first quarter of fiscal 2004.

Depreciation, depletion and amortization based on production and other methods increased 35%, from $123,523 for the first quarter of fiscal 2003 to $166,219 for the same period of fiscal 2004 primarily due to a decrease in company reserves.

Interest expense increased 44% from $20,849 for the first quarter of fiscal 2003 to $30,104 for the same period of fiscal 2004, due to increased borrowings and $5,824 of accretion expense for the asset retirement obligation.

Open Disclosure Issues with the Securities and Exchange Commission
------------------------------------------------------------------

The Company is aware that the Staff of the SEC, in consultation with the Staff of the Financial Accounting Standards Board, is considering certain implementation issues in the application of provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No.
142), to companies in the extractive industries, including oil and gas companies. The Staff of the SEC is considering whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and all other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. The Staff is also considering whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2003, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At June 30, 2003, the Company had an outstanding loan balance of $1,900,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $19,000, based on the outstanding balance at June 30, 2003.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At June 30, 2003, the Company's largest credit risk associated with any single purchaser was $115,732. The Company has not experienced any significant credit losses.

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

                                        MEXCO ENERGY CORPORATION
                                        (Registrant)

Dated: August 11, 2003                  /s/ Nicholas C. Taylor
                                        -------------------------------
                                        Nicholas C. Taylor
                                        President


Dated: August 11, 2003                  /s/ Tamala L. McComic
                                        -------------------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer and
                                        Assistant Secretary

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

August 11, 2003                         /s/ Nicholas C. Taylor
                                        ---------------------------
                                        Nicholas C. Taylor
                                        President and Director

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

August 11, 2003                         /s/ Tamala L. McComic
                                        ---------------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer and
                                        Assistant Secretary