Form 10-Q
period 2003-09-30
MEXCO ENERGY CORP
filed 2003-11-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                         Common Stock, $0.50 par value:
                1,736,041 shares outstanding at November 11, 2003

                            MEXCO ENERGY CORPORATION

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1.   Consolidated Balance Sheets as of September 30, 2003
               (Unaudited) and March 31, 2003                                  3

               Consolidated Statements of Operations (Unaudited) for
               the three and six months ended September 30, 2003 and
               September 30, 2002                                              4

               Consolidated Statements of Cash Flows (Unaudited) for
               the six months ended September 30, 2003 and
               September 30, 2002                                              5

               Notes to Unaudited Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13

     Item 4.   Controls and Procedures                                        13

PART II. OTHER INFORMATION 14
-----------------------------

     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities and Use of Proceeds
     Item 3.   Defaults upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                    15
----------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30       March 31,
                                                      2003             2003
                                                  ------------     ------------
                                                  (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                      $     72,428     $     68,547
   Accounts receivable:
      Oil and gas sales                                383,159          560,297
      Trade                                             45,657           17,617
      Related parties                                       --            3,475
      Prepaid expenses                                  37,247           10,043
                                                  ------------     ------------
        Total current assets                           538,491          659,979

   Property and equipment, at cost:
   Oil and gas properties and equipment,
      using full cost method, pledged               16,361,940       15,656,928
   Office and computer equipment
      and software                                      34,542           33,708
                                                  ------------     ------------
                                                    16,396,482       15,690,636
   Less accumulated depreciation,
      depletion and amortization                     9,050,289        8,661,977
                                                  ------------     ------------
        Property and equipment, net                  7,346,193        7,028,659
                                                  ------------     ------------
   Total assets                                   $  7,884,684     $  7,688,638
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   Current liabilities:
   Accounts payable and accrued expenses          $    122,349     $     93,434
   Current portion of long-term debt                        --          116,280
   Obligations under capital leases                     18,418           61,086
                                                  ------------     ------------
   Total current liabilities                           140,767          270,800

   Long-term debt                                    1,750,000        2,033,720
   Asset retirement obligation                         375,529               --
   Deferred income tax liability                       474,435          427,730

   Stockholders' equity:
   Preferred stock, par value $1 per share;
      10,000,000 shares authorized;
        none issued                                         --               --
   Common stock, par value $0.50 per share;
      40,000,000 shares authorized; 1,766,566
      shares issued                                    883,283          883,283
   Additional paid in capital                        3,755,110        3,734,119
   Retained earnings                                   634,481          466,522
   Treasury stock, at cost (30,525 and
      30,244 shares, respectively)                    (128,921)        (127,536)
                                                  ------------     ------------
      Total stockholders' equity                     5,143,953        4,956,388
                                                  ------------     ------------
   Total liabilities and stockholders'
      equity                                      $  7,884,684     $  7,688,638
                                                  ============     ============


                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                     September 30                      September 30
                                                 2003             2002             2003             2002
                                             -----------------------------     -----------------------------
Operating revenue:
   Oil and gas sales                         $    768,852     $    512,180     $  1,535,912     $  1,056,830
   Other                                            1,859            2,838            3,125            9,452
                                             ------------     ------------     ------------     ------------
       Total operating revenue                    770,711          515,018        1,539,037        1,066,282

Operating costs and expenses:
   Oil and gas production                         241,168          232,605          509,860          389,209
   Accretion expense                                5,912               --           11,736               --
   Depreciation, depletion
      and amortization                            170,695          122,975          336,914          246,498
   General and administrative                     156,644          107,755          272,622          246,763
                                             ------------     ------------     ------------     ------------
       Total operating costs
           and expenses                           574,419          463,335        1,131,132          882,470
                                             ------------     ------------     ------------     ------------
                                                  202,204           51,683          419,641          183,812
Other income and (expenses):
   Interest income                                     55              118              117              244
   Interest expense                               (20,860)         (22,297)         (45,140)         (43,146)
                                             ------------     ------------     ------------     ------------
       Net other income and expenses              (20,805)         (22,179)         (45,023)         (42,902)
                                             ------------     ------------     ------------     ------------

Income before income taxes                        175,487           29,504          362,882          140,910
Income tax expense (deferred)                      57,017            9,146           92,652           43,406
                                             ------------     ------------     ------------     ------------
Income before cumulative effect
   of accounting change                           118,470           20,358          270,230           97,504
Cumulative effect of accounting
   change, net of tax                                  --               --         (102,267)              --
                                             ------------     ------------     ------------     ------------
      Net income                             $    118,470     $     20,358     $    167,963     $     97,504
                                             ============     ============     ============     ============

Net income (loss) per common share:
Basic:
   Income before cumulative effect
    of accounting change                     $       0.07     $       0.01     $       0.16     $       0.06
   Cumulative effect, net of tax             $         --     $         --     $      (0.06)    $         --
  Net income                                 $       0.07     $       0.01     $       0.10     $       0.06

Diluted:
   Income before cumulative effect
    of accounting change                     $       0.06     $       0.01     $       0.15     $       0.06
   Cumulative effect, net of tax             $         --     $         --     $      (0.06)    $         --
  Net income                                 $       0.06     $       0.01     $       0.09     $       0.06

Pro forma amounts assuming, the new
method of accounting for asset retirement
obligations is applied retroactively:
   Net Income                                $    118,470     $     15,074     $    270,230     $     86,936
      Basic earnings per share               $       0.07     $       0.01     $       0.16     $       0.05
      Diluted earnings per share             $       0.06     $       0.01     $       0.15     $       0.05

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                       2003            2002
                                                   ------------    ------------
Cash flows from operating activities:
   Net income                                      $    167,963    $     97,504
     Cumulative effect of accounting change,
        net of tax                                      102,267              --
   Adjustments to reconcile net income
        to net cash provided by operating
        activities:
     Increase in deferred income taxes                   92,651          43,406
        Stock-based compensation                         20,991          29,325
        Depreciation, depletion and
             amortization                               336,914         246,498
       Accretion of asset retirement obligations         11,736              --
        (Increase) decrease in
             accounts receivable                        152,572         (20,462)
       Increase in prepaid expenses                     (27,204)         (9,325)
        Increase in accounts payable
             and accrued expenses                        20,253          95,556
                                                   ------------    ------------
        Net cash provided by operating
             activities                                 878,143         482,502


Cash flows from investing activities:
   Additions to property and equipment                 (430,209)       (687,533)
                                                   ------------    ------------
        Net cash used in investing
             activities                                (430,209)       (687,533)

Cash flows from financing activities:
     Acquisition of treasury stock                       (1,385)       (122,386)
     Reduction of capital lease obligations             (42,668)             --
     Reduction in long-term debt                       (400,000)             --
     Proceeds from long-term debt                            --         320,000
                                                   ------------    ------------
   Net cash (used in) provided by
     financing activities                              (444,053)        197,614
                                                   ------------    ------------

Net increase(decrease) in cash                            3,881          (7,417)

Cash, beginning of the period                            68,547          44,958

Cash, end of period                                $     72,428    $     37,541
                                                   ============    ============

Interest paid                                      $     47,138    $     42,239
Income taxes paid                                  $         --    $         --

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals except for the cumulative effect of a change in accounting principle in fiscal
2004) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of September 30, 2003, and the results of its operations and cash flows for the interim periods ended September 30, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the
disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in these financial statements. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves and the related present value of estimated future net cash flows.

Stock-based Compensation
------------------------

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant. For the quarter ending September 30, 2003, the Company recognized $9,011 related to these stock options for independent consultants.

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

                                      Three Months Ended             Six Months Ended
                                         September 30                  September 30
                                   -------------------------     -------------------------
                                      2003           2002           2003           2002
                                   ----------     ----------     ----------     ----------
Net income, as reported            $  118,470     $   20,358     $  167,963     $   97,504
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax             $  (25,667)    $  (20,194)    $  (40,066)    $  (31,923)
                                   ----------     ----------     ----------     ----------
Net income, pro forma              $   92,803     $      164     $  127,897     $   65,581
                                   ==========     ==========     ==========     ==========
Basic earnings per share:

     As reported                   $     0.07     $     0.01     $     0.16     $     0.06
     Pro forma                     $     0.05     $     0.00     $     0.07     $     0.04

Diluted earnings per share:

     As reported                   $     0.06     $     0.01     $     0.15     $     0.06
     Pro forma                     $     0.05     $     0.00     $     0.07     $     0.04

Asset Retirement Obligations
----------------------------

The Company's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The change resulted in a cumulative effect to net income of ($102,267) net of tax, or ($0.06) per share. Additionally, the Company recorded an asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206 upon adoption of SFAS No. 143.

The asset retirement obligation, which is included on the Consolidated Balance Sheet was $375,529 at September 30, 2003. Accretion expense during the first six months of fiscal 2004 was $11,736.

The following table provides a rollforward of the asset retirement obligations for the six months ended September 30, 2003:

Carrying amount of asset retirement obligations as of
   April 1, 2003                                                     $  358,419
Liabilities incurred                                                 $   15,347
Liabilities settled                                                  $   (9,973)
Accretion expense                                                    $   11,736
Revisions in estimated cash flows                                    $        0
                                                                     ----------
Carrying amount of asset retirement obligations as of
   September 30, 2003                                                $  375,529
                                                                     ==========

Oil and Gas Costs
-----------------

The cost of a certain oil and gas lease that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize this property when the project is evaluated, which is currently estimated to be within this fiscal year. Costs excluded from amortization at September 30, 2003 total $673,890. No impairment exists for this property at September 30, 2003.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six-month periods ended September 30, 2003 and 2002.

                                       Three Months Ended           Six Months Ended
                                          September 30                September 30
                                     -----------------------     -----------------------
                                       2003          2002          2003          2002
                                     ---------     ---------     ---------     ---------
Weighted average number of
  common shares outstanding          1,736,041     1,737,329     1,736,054     1,745,787
Incremental shares from the
  assumed exercise of dilutive
  stock options                         98,006         2,571        67,102         4,653
                                     ---------     ---------     ---------     ---------
Dilutive potential common shares     1,834,047     1,739,900     1,803,156     1,750,440

Options to purchase 70,000 shares at an average exercise price of $7.61 and 200,000 shares at an average exercise price of $6.45 outstanding at September 30, 2003 and September 30, 2002, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common stock of the Company.

Income Taxes
------------

There is no current income tax expense for the three or six months ended September 30, 2003 due to a tax loss carryforward of approximately $139,000 from the year ending March 31, 2003. There is no current income tax expense for the three or six months ended September 30, 2002 due a tax loss carryforward of approximately $283,000 from the year ending March 31, 2002.

Stockholders' Equity
--------------------

During the six month period ended September 30, 2003, the Company paid $1,385 to purchase 281 shares of its common stock for treasury.

Long Term Liabilities
---------------------

On October 1, 2003, the Company's revolving credit agreement with Bank of America, N.A. ("Bank"), with an original maturity date of August 15, 2004, was extended for four months to December 15, 2004. The financial statements were prepared using this extended date of maturity, December 15, 2004.

Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing based determination. On November 15, 2002, the borrowing base was re-determined and reduced to $2,526,744 with monthly commitment reductions of $30,814 beginning on December 5, 2002. As of September 30, 2003, the balance outstanding under this agreement was $1,750,000. No principal payments are required through September 30, 2004 to comply with the monthly commitment reductions. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

The asset retirement obligation as of September 30, 2003 represents the present value of the Company's estimated asset retirement obligations under SFAS 143.

Capital Lease Obligations
-------------------------

During fiscal 2003, the Company began leasing three gas compressors under separate agreements that are classified as capital leases. The cost of the equipment under the capital leases is included in the balance sheet as property and equipment with a balance of $81,182 and accumulated amortization of $8,544 on September 30, 2003. Amortization of assets under capital leases is included in depreciation expense. The lease agreements are each for a 12-month period with equal monthly payments. At the end of the term, the Company will receive title to the compressor under a bargain purchase option of $1. The lease obligation associated with these three compressors was $18,418 on September 30, 2003, all of which is a current liability. Total payments required for these three leases will be $19,343, of which $925 represents interest.

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

For the first six months of fiscal 2004, cash flow from operations was $878,143 compared to $482,502 for the first six months of fiscal 2003. This increase was primarily due to higher net income, principally as a result of higher oil and gas prices. The cash flow from operations for the first six months of fiscal 2004 included the effects of an increase in accounts payable and accrued expenses and a decrease in accounts receivable. Cash of $430,209 was used for additions to property and equipment and cash of $400,000 was used to reduce long-term debt. Accordingly, net cash increased $3,881.

The Company has acquired and is reviewing several projects for future participation. The cost of such projects would be funded to the extent possible, with existing cash balances and cash flow from operations. The remaining may be funded through borrowings on the bank credit facility discussed below.

At September 30, 2003, the Company had working capital of approximately $397,724 compared to working capital of approximately $389,179 at March 31, 2003, an increase of $8,545.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. On November 15, 2002, the maturity date of this credit agreement, which was originally August 15, 2003, was extended for one year. The borrowing base was re-determined on this date and set at $2,526,744 with monthly commitment reductions of $30,814 beginning on December 5, 2002. On October 1, 2003 the credit agreement was extended to December 15, 2004. As of September 30, 2003, the balance outstanding under this agreement was $1,750,000. No principal payments are anticipated to be required for fiscal 2004 to comply with the monthly commitment reductions. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.00% at September 30, 2003). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

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

Results of Operations - Three Months Ended September 30, 2003 and 2002
----------------------------------------------------------------------

Net income increased from a net profit of $20,358 for the quarter ended September 30, 2002 to a net profit of $118,470 for the quarter ended September 30, 2003. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $512,180 for the second quarter of fiscal 2003 to $768,852 for the same period of fiscal 2004. This increase of 50% or $256,672 resulted primarily from higher oil and gas prices. Average gas prices increased from $2.89 per mcf for the second quarter of fiscal 2003 to $4.73 per mcf for the same period of fiscal 2004, while average oil prices increased from $26.15 per bbl for the first quarter of fiscal 2003 to $28.66 for the same period of fiscal 2004. Oil and gas production quantities were 5,295 barrels ("bbls") and 129,428 thousand cubic feet ("mcf") for the second quarter of fiscal 2003 and 5,627 bbls and 128,560 mcf for the same period of fiscal 2004, an increase of 6% in oil production and a decrease of 1% in gas production.

Production costs increased 4% from $232,605 for the second quarter of fiscal 2003 to $241,168 for the same period of fiscal 2004. This was primarily due to the effects that higher oil and gas prices had on production taxes and an increase in repairs and maintenance to operated wells during the quarter.

General and administrative expenses increased 45% from $107,755 for the second quarter of fiscal 2003 to $156,644 for the same period of fiscal 2004. This is primarily the result of an increase in financial consulting and fees associated with the Company's listing on the American Stock Exchange during the quarter.

Depreciation, depletion and amortization based on production and other methods increased 39%, from $122,975 for the second quarter of fiscal 2003 to $170,695 for the same period of fiscal 2004 primarily due to a decrease in company reserves.

Interest expense decreased 6% from $22,297 for the second quarter of fiscal 2003 to $20,860 for the same period of fiscal 2004 primarily as a result of lower interest rates and lesser borrowings.

Results of  Operations - Six Months Ended  September  30, 2003 and September 30,
--------------------------------------------------------------------------------
2002
----

Net income increased 72%, from a net profit of $97,504 for the six months ended September 30, 2002 to a net profit of $167,963 for the six months ended September 30, 2003. Individual categories of income and expense are discussed below.

Oil and gas sales increased 45% from $1,056,830 for the six months ended September 30, 2003 to $1,535,912 for the same period of fiscal 2004, primarily because of increased prices. Average gas prices increased from $2.92 per mcf for the first six months of fiscal 2003 to $4.82 per mcf for fiscal 2004, and average oil prices increased from $24.94 per bbl for the first six months of fiscal 2003 to $27.79 for fiscal 2004. Oil and gas production quantities were 11,267 bbls and 265,297 mcf for the first six months of fiscal 2003 and 11,141 bbls and 254,209 for fiscal 2004, a decrease of 1% and 4%, respectively.

Production costs increased 31% from $389,209 for the six months ended September 30, 2003 to $509,860 for the same period of fiscal 2004. This was primarily due to the effects that higher oil and gas prices had on production taxes and an increase in repairs and maintenance to operated wells during the first and second quarters of fiscal 2004.

Depreciation, depletion and amortization based on production and other methods increased 37%, from $246,498 for the first six months of fiscal 2003 to $336,914 for the same period of fiscal 2004 primarily due to a decrease in company reserves.

Interest expense increased 5% from $43,146 for the first six months of fiscal 2003 to $45,140 for the same period of fiscal 2004.

Asset Retirement Obligations
----------------------------

The Company's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The change resulted in a cumulative effect to net income of ($102,267) net of tax, or ($0.06) per share. Additionally, the Company recorded an asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206 upon adoption of SFAS No. 143.

The asset retirement obligation, which is included on the Consolidated Balance Sheet was $375,529 at September 30, 2003. Accretion expense during the first six months of fiscal 2004 was $11,736.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2003, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At September 30, 2003, the Company had an outstanding loan balance of $1,750,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $17,500, based on the outstanding balance.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At September 30, 2003, the Company's largest credit risk associated with any single purchaser was $65,121. The Company has not experienced any significant credit losses.

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

          None.

Item 4.   Submission or matters to a vote of security holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          On September 8, 2003, the Common Stock, $0.50 par value, of the Company was listed and commenced trading on the American Stock Exchange under the ticker symbol MXC.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits

          31.1 Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEXCO ENERGY CORPORATION
                                        (Registrant)



Dated: November 12, 2003                /s/ Nicholas C. Taylor
                                        -------------------------------
                                        Nicholas C. Taylor
                                        President



Dated: November 12, 2003                /s/ Tamala L. McComic
                                        -------------------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer, and
                                        Assistant Secretary