Form 10-Q
period 2003-12-31
MEXCO ENERGY CORP
filed 2004-02-12
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

YES   |X|    NO   |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         Common Stock, $0.50 par value:
                1,736,041 shares outstanding at February 11, 2004

                            MEXCO ENERGY CORPORATION

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
------------------------------

         Item 1.      Consolidated Balance Sheets as of December
                      31, 2003 (Unaudited) and March 31, 2003                  3

                      Consolidated Statements of Operations
                      (Unaudited) for the three and nine months
                      ended December 31, 2003 and December 31,
                      2002                                                     4

                      Consolidated Statements of Cash Flows
                      (Unaudited) for the nine months ended
                      December 31, 2003 and December 31, 2002                  5

                      Notes to Unaudited Consolidated Financial
                      Statements                                               6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                              10

         Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk 14

         Item 4.      Controls and Procedures                                 14


PART II.  OTHER INFORMATION                                                   15
---------------------------

         Item 1.      Legal Proceedings
         Item 2.      Changes in Securities and Use of Proceeds
         Item 3.      Defaults upon Senior Securities
         Item 4.      Submission of Matters to a Vote of Security Holders
         Item 5.      Other Information
         Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                    15
----------


CERTIFICATIONS                                                                16
--------------------------------------------------------------------------------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,           March 31,
                                                        2003                 2003
                                                    ------------         ------------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $     77,285         $     68,547
   Accounts receivable:
     Oil and gas sales                                   367,803              560,297
     Trade                                                 9,092               17,617
     Related parties                                       2,433                3,475
    Prepaid expenses                                      24,745               10,043
                                                    ------------         ------------
       Total current assets                              481,358              659,979

   Property and equipment, at cost:
   Oil and gas properties and equipment,
     using full cost method, pledged                  16,559,257           15,656,928
   Office and computer equipment
     and software                                         34,542               33,708
                                                    ------------         ------------
                                                      16,593,799           15,690,636
   Less accumulated depreciation,
     depletion and amortization                        9,212,997            8,661,977
                                                    ------------         ------------
       Property and equipment, net                     7,380,802            7,028,659
                                                    ------------         ------------
   Total assets                                     $  7,862,160         $  7,688,638
                                                    ============         ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and accrued expenses            $     66,592         $     93,434
   Current portion of long-term debt                     277,028              116,280
   Income tax payable                                     16,322                   --
   Obligations under capital leases                        2,715               61,086
                                                    ------------         ------------
 Total current liabilities                               362,657              270,800

   Long-term debt                                      1,392,972            2,033,720
   Asset retirement obligation                           391,250                   --
   Deferred income tax liability                         502,149              427,730

   Stockholders' equity:
   Preferred stock, par value $1 per share;
     10,000,000 shares authorized;
       none issued                                            --                   --
   Common stock, par value $0.50 per share;
     40,000,000 shares authorized; 1,766,566
     shares issued                                       883,283              883,283
   Additional paid in capital                          3,767,034            3,734,119
   Retained earnings                                     691,736              466,522
   Treasury stock, at cost (30,525 and
       30,244 shares, respectively)                     (128,921)            (127,536)
                                                    ------------         ------------
       Total stockholders' equity                      5,213,132            4,956,388
                                                    ------------         ------------
   Total liabilities and stockholders'
     equity                                         $  7,862,160         $  7,688,638
                                                    ============         ============

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months ended December 31, 2003 and 2002
                                   (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                         December 31                          December 31
                                                    2003             2002               2003              2002
                                                -----------------------------       -----------------------------
Operating revenue:
   Oil and gas sales                            $   650,783       $   668,039       $ 2,186,694       $ 1,724,869
   Other                                              1,178           256,440             4,304           265,891
                                                -----------       -----------       -----------       -----------
      Total operating revenue                       651,961           924,479         2,190,998         1,990,760

Operating costs and expenses:
   Oil and gas production                           237,895           233,077           747,755           622,286

   Accretion expense                                  6,068                --            17,804                --
   Depreciation, depletion
      and amortization                              162,709           136,788           499,623
                                                                                                          383,286
   General and administrative                       121,719           203,623           394,341           450,387
                                                -----------       -----------       -----------       -----------

      Total operating costs
          and expenses                              528,391           573,488         1,659,523         1,455,959
                                                -----------       -----------       -----------       -----------

                                                    123,570           350,991           531,475           534,801
Other income and (expenses):
   Interest income                                       53                89               170               333
   Interest expense                                 (22,332)          (24,932)          (67,473)          (68,078)
                                                -----------       -----------       -----------       -----------

      Net other income and expenses                 (22,279)          (24,843)          (67,303)          (67,745)
                                                -----------       -----------       -----------       -----------

Income before income taxes                          101,291           326,148           464,172           467,056
Income tax expense(benefit)-current                  16,322           (13,026)           16,322
                                                                                                          (13,026)
Income tax expense-deferred                          27,714           101,105           120,365           144,511
                                                -----------       -----------       -----------       -----------
Income before cumulative effect
   of accounting change                              57,255           238,069           327,485           335,571
Cumulative effect of accounting
   change, net of tax                                    --                --          (102,267)               --
                                                -----------       -----------       -----------       -----------
      Net income                                $    57,255       $   238,069       $   225,218       $   335,571
                                                ===========       ===========       ===========       ===========

Net income (loss) per common share:
Basic:
   Income before cumulative effect
    of accounting change                        $      0.03       $      0.14       $      0.19       $      0.19
   Cumulative effect, net of tax                $        --       $        --       $     (0.06)      $        --
  Net income                                    $      0.03       $      0.14       $      0.13       $      0.19

Diluted:
   Income before cumulative effect
    of accounting change                        $      0.03       $      0.14       $      0.18       $      0.19
   Cumulative effect, net of tax                $        --       $        --       $     (0.06)      $        --
  Net income                                    $      0.03       $      0.14       $      0.12       $      0.19

Pro forma amounts  assuming,  the new
method of accounting for asset  retirement
obligations is applied retroactively:
   Net Income                                   $    57,255       $   232,785       $   327,485       $   319,719
      Basic earnings per share                  $      0.03       $      0.13       $      0.19       $      0.18
      Diluted earnings per share                $      0.03       $      0.13       $      0.18       $      0.18

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended December 31, 2003 and 2002
                                   (Unaudited)


                                                          2003              2002
                                                      -----------       -----------
Cash flows from operating activities:
   Net income                                         $   225,218       $   335,571
     Cumulative effect of accounting change,
       net of tax                                         102,267                --
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
     Increase in deferred income taxes                    120,365           144,511
       Stock-based compensation                            32,915            46,457
       Depreciation, depletion and
           amortization                                   499,623           383,286
       Accretion of asset retirement obligations           17,804                --
       (Increase) decrease in
           accounts receivable                            202,061           (23,209)
       Increase in prepaid expenses                       (14,703)           (5,861)
       Increase in income taxes payable                    16,322                --
       Increase (decrease) in accounts payable
           and accrued expenses                           (25,643)            7,704
                                                      -----------       -----------
       Net cash provided by operating
           activities                                   1,176,229           888,459

Cash flows from investing activities:
   Additions to property and equipment                   (627,735)       (1,491,700)
                                                      -----------       -----------
       Net cash used in investing
           activities                                    (627,735)       (1,491,700)

Cash flows from financing activities:
     Acquisition of treasury stock                         (1,385)         (122,386)
     Reduction of capital lease obligations               (58,371)           (7,150)
     Reduction in long-term debt                         (480,000)         (150,000)
     Proceeds from long-term debt                              --           910,000
                                                      -----------       -----------
   Net cash (used in) provided by
       financing activities                              (539,756)          630,464
                                                      -----------       -----------

Net increase in cash                                        8,738            27,223

Cash, beginning of the period                              68,547            44,958
                                                      -----------       -----------

Cash, end of period                                   $    77,285       $    72,181
                                                      ===========       ===========
Interest paid                                         $    69,473       $    66,033
Income taxes paid                                     $        --       $        --

Supplemental Disclosure of Non-Cash Investing
  and financing activities
Fair value of warrants issued for
  oil and gas properties                              $        --       $    73,551
Acquisition of equipment under capital leases         $        --       $    56,930

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals except for the cumulative effect of a change in accounting principle in fiscal
2004) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of December 31, 2003, and the results of its operations and cash flows for the interim periods ended December 31, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the
disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-based Compensation

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant. The Company awarded options to purchase 10,000 shares of its common stock to a consultant during the current quarter. For the quarter ending December 31, 2003, the Company recognized $11,924 related to stock options for all independent consultants.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), presents net income and earnings per share information as if compensation costs for stock options issued had been determined based on the fair value at the grant dates for all employee awards under the plan:

                                      Three Months Ended           Nine Months Ended
                                         December 31                  December 31
                                  -----------------------      ------------------------
                                     2003          2002           2003          2002
                                  ---------     ---------      ---------      ---------
Net income, as reported           $  57,255     $ 238,069      $ 225,218      $ 335,571
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax            $ (25,563)    $ (17,475)     $ (61,578)     $ (46,933)
                                  ---------     ---------      ---------      ---------

Net income, pro forma             $  31,692     $ 220,594      $ 163,640      $ 288,638
                                  =========     =========      =========      =========
Basic earnings per share:

                  As reported     $    0.03     $    0.14      $    0.13      $    0.19
                  Pro forma       $    0.02     $    0.13      $    0.09      $    0.17

Diluted earnings per share:

                  As reported     $    0.03     $    0.14      $    0.12      $    0.19
                  Pro forma       $    0.02     $    0.13      $    0.09      $    0.17

Asset Retirement Obligations

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

The asset retirement obligation, which is included on the Consolidated Balance Sheet was $391,250 at December 31, 2003. Accretion expense during the first nine months of fiscal 2004 was $17,804.

The following table provides a rollforward of the asset retirement obligations for the nine months ended December 31, 2003:

Carrying amount of asset retirement obligations as of
  April 1, 2003                                                      $ 358,419
Liabilities incurred                                                 $  25,348
Liabilities settled                                                  $ (10,321)
Accretion expense                                                    $  17,804
Revisions in estimated cash flows                                    $       0
                                                                     ---------
Carrying amount of asset retirement obligations as of
   December 31, 2003                                                 $ 391,250
                                                                     =========


Oil and Gas Costs

The cost of a certain oil and gas lease that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize this property when the project is evaluated, which is currently estimated to be in 2004. Costs excluded from amortization at December 31, 2003 total $673,890. No impairment exists for this property at December 31, 2003. The Company has also begun preliminary negotiations to develop gas properties in Russia. Costs through December 31, 2003 total $19,955, which have also been excluded from amortization.


Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine-month periods ended December 31, 2003 and 2002.

                                    Three Months Ended       Nine Months Ended
                                        December 31               December 31
                                   ---------------------   ---------------------
                                      2003        2002       2003        2002
                                   ---------   ---------   ---------   ---------
Weighted average number of
  common shares outstanding        1,736,041   1,737,322   1,736,049   1,742,955
Incremental shares from the
  assumed exercise of dilutive
  stock options                      130,809          --      88,338       3,102
                                   ---------   ---------   ---------   ---------
Dilutive potential common shares   1,866,850   1,737,322   1,824,387   1,746,057

         Options and warrants to purchase 10,000 shares at an average exercise price of $7.00 and 388,500 shares at an average exercise price of $5.54 outstanding for the three months ended December 31, 2003 and December 31, 2002, respectively, and options and warrants to purchase 200,000 shares at an average exercise price of $7.36 and 428,500 shares at an average exercise price of $5.39 for the nine month period ended December 31, 2003 and December 31, 2002, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common stock of the Company, and, therefore, the effect would be antidilutive.

Income Taxes

      There is $16,322 of current income tax expense for the three months ended December 31, 2003. This resulted after applying the tax loss carryforward of approximately $139,000 from the year ending March 31, 2003 to current taxable income for the three months ended December 31, 2003. The current income tax benefit of $13,026 for the three months ended December 31, 2002 represents a refund received from prior income taxes paid in 1997. There is no additional current income tax expense for the three or nine months ended December 31, 2002 due to a tax loss carryforward of approximately $283,000 from the year ending March 31, 2002.

Stockholders' Equity

During the nine month period ended December 31, 2003, the Company paid $1,385 to purchase 281 shares of its common stock for treasury.

Long Term Liabilities

On December 15, 2003, the Company's revolving credit agreement with Bank of America, N.A. ("Bank"), with an original maturity date of August 15, 2004, was renewed with a maturity date of August 15, 2005.

Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing based determination. On December 15, 2003, the borrowing base was re-determined and reduced to $1,938,372 with monthly commitment reductions of $45,450 beginning on January 5, 2004. As of December 31, 2003, the balance outstanding under this agreement was $1,670,000. Principal payments of $277,028 will be required through December 31, 2004 to comply with the monthly commitment reductions. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

The asset retirement obligation as of December 31, 2003 represents the present value of the Company's estimated asset retirement obligations under SFAS 143.

Capital Lease Obligations

During fiscal 2003, the Company began leasing three gas compressors under separate agreements that are classified as capital leases. The cost of the equipment under the capital leases is included in the balance sheet as property and equipment with a balance of $81,182 and accumulated amortization of $9,784 on December 31, 2003. Amortization of assets under capital leases is included in depreciation expense. The lease agreements are each for a 12-month period with equal monthly payments. At the end of the term, the Company will receive title to the compressor under a bargain purchase option of $1. Two of these lease agreements reached the end of their term during the third quarter and the Company received title to these compressors. The lease obligation associated with the third compressor was $2,715 on December 31, 2003, all of which is a current liability. Total payments required for this lease will be $2,795, of which $80 represents interest.

Lawsuit Settlement

During the third quarter of fiscal 2003, the Company received proceeds of $254,862 from the settlement of a class action lawsuit against a gas purchaser involving contract price disputes.

Open Disclosure Issues with the Securities and Exchange Commission

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

For the first nine months of fiscal 2004, cash flow from operations was $1,176,229 compared to $888,459 for the first nine months of fiscal 2003. The cash flow from operations for the first nine months of fiscal 2004 included the effects of a decrease in accounts payable and accrued expenses and a decrease in accounts receivable. Cash of $627,735 was used for additions to property and equipment and cash of $480,000 was used to reduce long-term debt. Accordingly, net cash increased $8,738.

During the quarter, the Company purchased partially developed royalty interest in Jackson Parish, Louisiana for $80,000. These properties, operated by Anadarko Petroleum Corporation in the Lower Cotton Valley formation, contain 8 producing wells and an additional 3 permitted and/or drilling wells. This purchase advances the Company's primary goal of acquiring natural gas reserves.

During the quarter, the Company began to explore the opportunity to develop gas reserves in Russia and through December 31, 2003 has invested $19,955 in this project.

In January 2004, the Company paid $214,124 for 50% interest in oil, gas and mineral leases and/or options to acquire approximately 4,940 net acres in Stark County, North Dakota. The Company is in the process of selling one-half of its interest in this acreage, retaining a 2.5% overriding royalty interest proportionately reduced. The primary objective of this project is the Lodgepole formation at a depth of approximately 10,000'.

The Company has acquired and is reviewing several projects for future participation. The cost of such projects would be funded to the extent possible, with existing cash balances and cash flow from operations. The remaining may be funded through borrowings on the bank credit facility discussed below.

At December 31, 2003, the Company had working capital of approximately $118,701 compared to working capital of approximately $389,179 at March 31, 2003, a decrease of $270,478 primarily as a result of a decrease in accounts receivable and an increase in the current portion of long-term debt.

The Company's revolving credit agreement with Bank of America, N.A. ("Bank"), was amended to provide for a credit facility of $5,000,000, subject to a borrowing base determination. On December 15, 2002, the maturity date of this credit agreement, which was originally August 15, 2003, was extended for one year. The borrowing base was re-determined on this date and set at $2,526,744 with monthly commitment reductions of $30,814 beginning on December 5, 2002. On October 1, 2003 the credit agreement was extended to December 15, 2004. On December 15, 2003 the credit agreement was amended with a maturity date of August 15, 2005. The borrowing base was redetermined on this date and set at $1,938,372 with monthly commitment reductions of $45,450 beginning on January 5, 2004. As of December 31, 2003, the balance outstanding under this agreement was $1,670,000. Principal payments of $277,028 will be required through December 31, 2004 to comply with the monthly commitment reductions. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of

Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.00% at December 31, 2003). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

The prices of natural gas and crude oil have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide for its working capital requirements and capital expenditures for the next 12 months.

Results of Operations - Three Months Ended December 31, 2003 and 2002

Net income decreased from a net profit of $238,069 for the quarter ended December 31, 2002 to a net profit of $57,255 for the quarter ended December 31, 2003. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $668,039 for the third quarter of fiscal 2003 to $650,783 for the same period of fiscal 2004. This decrease of 3% or $17,256 resulted from a decrease in oil and gas production and was partially offset by higher oil and gas prices. Average gas prices increased from $3.69 per mcf for the third quarter of fiscal 2003 to $4.36 per mcf for the same period of fiscal 2004, while average oil prices increased from $26.48 per bbl for the third quarter of fiscal 2003 to $28.04 for the same period of fiscal 2004. Oil and gas production quantities were 5,712 barrels ("bbls") and 139,882 thousand cubic feet ("mcf") for the third quarter of fiscal 2003 and 4,347 bbls and 121,350 mcf for the same period of fiscal 2004, a decrease of 24% in oil production and a decrease of 13% in gas production.

Other income decreased from $256,440 for the third quarter of fiscal 2003 to $1,178 for the same period of fiscal 2004. This was the result of the settlement of a class action lawsuit against a gas purchaser involving contract price disputes. The net proceeds to the Company for settlement were $254,862 received in the third quarter of fiscal 2003.

Production costs increased 2% from $233,077 for the third quarter of fiscal 2003 to $237,895 for the same period of fiscal 2004. This was primarily due to an increased number of repairs and maintenance to operated wells during the quarter and higher ad valorem taxes.

General and administrative expenses decreased 40% from $203,623 for the third quarter of fiscal 2003 to $121,719 for the same period of fiscal 2004. This is primarily the result of consulting services incurred in relation to the lawsuit settlement during the third quarter of fiscal 2003.

Depreciation, depletion and amortization based on production and other methods increased 19%, from $136,788 for the third quarter of fiscal 2003 to $162,709 for the same period of fiscal 2004 primarily due to a decrease in Company reserves.

Interest expense decreased 10% from $24,932 for the third quarter of fiscal 2003 to $22,332 for the same period of fiscal 2004. This is primarily the result of lesser borrowings combined with a lower interest rate.

Results of Operations - Nine Months Ended December 31, 2003 and December 31,
2002

Net income decreased 33%, from a net profit of $335,571 for the nine months ended December 31, 2002 to a net profit of $225,218 for the nine months ended December 31, 2003. Individual categories of income and expense are discussed below.

Oil and gas sales increased 27% from $1,724,869 for the nine months ended December 31, 2002 to $2,186,694 for the same period of fiscal 2004, primarily because of increased prices. Average gas prices increased from $3.19 per mcf for the first nine months of fiscal 2003 to $4.67 per mcf for fiscal 2004, and average oil prices increased from $25.46 per bbl for the first nine months of fiscal 2003 to $27.86 for fiscal 2004. Oil and gas production quantities were 16,979 bbls and 405,179 mcf for the first nine months of fiscal 2003 and 15,492 bbls and 375,559 for fiscal 2004, a decrease of 9% and 7%, respectively.

Production costs increased 20% from $622,286 for the nine months ended December 31, 2003 to $747,755 for the same period of fiscal 2004. This was primarily due to the effects that higher oil and gas prices had on production taxes and an increased number repairs and maintenance to operated wells during fiscal 2004.

Depreciation, depletion and amortization based on production and other methods increased 30%, from $383,286 for the first nine months of fiscal 2003 to $499,623 for the same period of fiscal 2004 primarily due to a decrease in Company reserves.

Interest expense decreased 1% from $68,078 for the first nine months of fiscal 2003 to $67,473 for the same period of fiscal 2004.

Asset Retirement Obligations

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

The asset retirement obligation, which is included on the Consolidated Balance Sheet was $391,250 at December 31, 2003. Accretion expense during the first nine months of fiscal 2004 was $17,804.

Open Disclosure Issues with the Securities and Exchange Commission

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2003, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At December 31, 2003, the Company had an outstanding loan balance of $1,670,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $16,700, based on the outstanding balance.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At December 31, 2003, the Company's largest credit risk associated with any single purchaser was $89,169. The Company has not experienced any significant credit losses.

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

Item 1.  Legal proceedings

         None.

Item 2.  Changes in securities

         Refer to Note A in Notes to Consolidated Financial Statements under the heading Stockholders' Equity.

Item 3.  Defaults upon senior securities

         None.

Item 4.  Submission or matters to a vote of security holders

         None.

Item 5.  Other Information

         On February 3, 2004 the Chairman of the Board paid the Company $1,075 and further payment of $1,875 will be made, representing profits on stock sold which was held less than six months. Such payment was made in accordance with Section 16(b) of the Securities Exchange Act of 1934.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

         31.1     Certification Pursuant to 302 of the Sarbanes-Oxley Act of
                  2002.

         31.2     Certification Pursuant to 302 of the Sarbanes-Oxley Act of
                  2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEXCO ENERGY CORPORATION
                              (Registrant)


Dated: February 11, 2004      /s/ Nicholas C. Taylor
                              --------------------------------------------------
                              Nicholas C. Taylor
                              President

Dated: February 11, 2004      /s/ Tamala L. McComic
                              --------------------------------------------------
                              Tamala L. McComic
                              Vice President, Treasurer, and Assistant Secretary