Form 10-K
period 2004-03-31
MEXCO ENERGY CORP
filed 2004-06-29
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004              Commission File No. 0-6694

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class                    Name of Exchange on Which Registered
-----------------------------               ------------------------------------
Common Stock, $0.50 par value                     American Stock Exchange

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of June 24, 2004, the aggregate market value of the registrant's common stock held by non-affiliates (using the last price at which a common equity was sold ($6.80)) was approximately $3,488,148.

     The number of shares outstanding of the registrant's common stock as of June 24, 2004 was 1,736,041.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be held on September 14, 2004, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than July 30, 2004.

                                TABLE OF CONTENTS

                                     PART 1

Item 1.   Business ..........................................................  3
Item 2.   Properties.........................................................  7
Item 3.   Legal Proceedings.................................................. 10
Item 4.   Submission of Matters to a Vote of Security Holders................ 11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters................................................ 11
Item 6.   Selected Financial Data............................................ 12
Item 6A.  Selected Quarterly Financial Data.................................. 13
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......... 19
Item 8.   Financial Statements and Supplementary Data........................ 20
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures............................... 38
Item 9A.  Controls and Procedures............................................ 38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 39
Item 11.  Executive Compensation............................................. 39
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 39
Item 13.  Certain Relationships and Related Transactions..................... 39
Item 14.  Principal Accountant Fees and Services............................. 39

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 40
Signatures    ............................................................... 40

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

     While the Company owns oil and gas properties in other states, the majority of its activities are centered in West Texas. The Company acquires interests in producing and non-producing oil and gas leases from landowners and leaseholders in areas considered favorable for oil and gas exploration, development and production. In addition, the Company may acquire oil and gas interests by joining in oil and gas drilling prospects generated by third parties. The Company may employ a combination of the above methods of obtaining producing acreage and prospects. In recent years, the Company has placed primary emphasis on the evaluation and purchase of producing oil and gas properties, both working and royalty interests, and re-entry prospects that could have a potentially meaningful impact on Company reserves.

OIL AND GAS OPERATIONS

     As of March 31, 2004, gas reserves constituted approximately 91% of the Company's total proved reserves and approximately 74% of the Company's revenues for fiscal 2004. Revenues from oil and gas royalty interests accounted for approximately 17% of the Company's revenues for fiscal 2004.

     VIEJOS GAS FIELD properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 6% of the Company's discounted future net cash flows from proved reserves as of March 31, 2004, and for fiscal 2004, approximately 20% of revenues and 10% of production costs.

     GOMEZ GAS FIELD properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 12% of the Company's discounted future net cash flows from proved reserves as of March 31, 2004, and for fiscal 2004, approximately 12% of revenues and 6% of production costs.

     EL CINCO GAS FIELD properties, encompassing 1,713 gross acres, 1,237 net acres, 9 gross producing wells and 6.6 net wells in Pecos County, Texas, account for approximately 53% of the Company's discounted future net cash flows from proved reserves as of March 31, 2004. This is a multi-pay area where most of the leases have potential reserves in two zones. Of this amount approximately 36% of the Company's discounted future net cash flows from proved reserves are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling. For fiscal 2004, these properties accounted for approximately 18% of revenues and 24% of production costs.

     The Company owns interests in and operates 22 producing wells and two shut-in wells. The Company owns partial interests in an additional 1,704 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and the oil and gas reserves of the Company is provided below.

     The following table indicates the Company's oil and gas production in each of the last five years, all of which is located within the United States:

  Year                                            Oil(Bbls)       Gas (Mcf)
  ----                                            ---------       ---------
  2004......................................         20,279         487,564
  2003......................................         23,391         538,787
  2002......................................         21,139         467,013
  2001......................................         18,545         503,773
  2000......................................         19,334         540,793

COMPETITION

      The oil and gas industry is a highly competitive business. Competition for oil and gas reserve acquisitions is significant. The Company may compete with major oil and gas companies, other independent oil and gas companies and individual producers and operators. Some of these competitors have financial and personnel resources substantially in excess of those available to the Company and, therefore, the Company may be placed at a competitive disadvantage. Competitive factors include price, contract terms, and types and quality of service, including pipeline distribution. The price for oil and gas is widely followed and is generally subject to worldwide market factors. The Company's ability to acquire and develop additional properties in the future will depend upon its ability to conduct operations, to evaluate and select suitable properties, and to consummate transactions in this highly competitive environment in a timely manner.

MAJOR CUSTOMERS

     The Company had sales to the following company that amounted to 10% or more of revenues for the year ended March 31:

                                                           2004    2003    2002
                                                           ----    ----    ----
Sid Richardson Energy Services, Co.
  (formerly Koch Midstream Services Company)                29%     28%     24%

     Because a ready market exists for the Company's oil and gas production, the Company does not believe the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

RISK FACTORS

     There are many factors that affect the Company's business and results of operations, some of which are beyond the Company's control. The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

Oil and gas prices are volatile and could adversely affect the Company's revenues, cash flow, liquidity and reserve estimates. The Company cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include changes in supply and demand, weather conditions, the price and availability of alternative fuels, political and economic conditions in oil producing countries, and other factors that are beyond the Company's control. Natural gas prices affect the Company more than oil prices because most of the Company's production and reserves are natural gas.

     Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow money or raise additional capital. Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically. Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Price increases may permit additional quantities of reserves to be produced economically, and price decreases may render uneconomic the production of reserves previously classified as proved. Thus, the Company may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

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

     Estimates of proved reserves and the estimated future net revenue from such reserves are uncertain and inherently imprecise. The process of estimating oil and gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. The interpretation of such data is a subjective process dependent upon the quality of the data and the decision-making and judgment of reservoir engineers.

     Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves, which may in turn adversely affect the Company's cash flow, results of operations and the availability of capital resources.

     One should not assume that the present value of proved reserves is equal to the current fair market value of the Company's estimated oil and gas reserves. In accordance with the requirements of the Securities and Exchange Commission ("SEC"), the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

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

EMPLOYEES

     As of March 31, 2004, the Company had two full-time and three part-time employees. The Company believes that relations with these employees are generally satisfactory. The Company's employees are not covered by collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

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

ITEM 2. PROPERTIES

OIL AND NATURAL GAS RESERVES

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 2004, 2003 and 2002 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements.

     The Company emphasizes that reserve estimates are inherently imprecise and there can be no assurance that the reserves set forth below will be ultimately realized. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates. Any significant variance could materially affect the estimated quantities and value of Company oil and gas reserves, which in turn may adversely affect the Company's cash flow, results of operations and the availability of capital resources.

     In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in affect as of the date of such reserve estimates and are held constant throughout the life of the properties. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

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

                                 PROVED RESERVES

                                                                      March 31,
                                               -----------------------------------------------------
                                                    2004                2003                2002
                                               --------------      --------------      -------------
Oil (Bbls):
     Proved developed - Producing                     75,455              93,199             143,003
     Proved developed - Non-producing                  1,386               1,386               1,404
     Proved undeveloped                               55,613              55,564              92,900
                                               -------------       -------------       -------------
         Total                                       132,454             150,149             237,307
                                               =============       =============       =============
Natural gas (Mcf):
     Proved developed - Producing                  3,207,186           3,451,880           3,822,715
     Proved developed - Non-producing              1,067,010           1,065,902           1,336,190
     Proved undeveloped                            3,643,116           3,413,846           5,023,328
                                               -------------       -------------       -------------
         Total                                     7,917,312           7,931,628          10,182,233
                                               =============       =============       =============
Present value of estimated future
     net revenues before income taxes            $19,127,440         $20,772,830         $11,925,260
                                               =============       =============       =============


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

PRODUCTIVE WELLS AND ACREAGE

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates the Company's productive wells as of March 31, 2004:

                                                       Gross        Net
                                                       -----        ---
     Oil........................................       1,321         14
     Gas........................................         405         12
                                                       -----       ----
         Total Productive Wells.................       1,726         26
                                                       =====       ====


     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2004 material undeveloped acreage owned by the Company was approximately 11,350 gross and 3,699 net acres which is in Texas and North Dakota.

     The following table sets forth the approximate developed acreage in which the Company held a leasehold mineral or other interest at March 31, 2004.

                                                           Developed Acres
                                                        ---------------------
                                                          Gross        Net
                                                        ---------------------

      Texas.........................................      122,178     4,831
      New Mexico....................................       18,034       150
      North Dakota..................................       26,159        24
      Louisiana.....................................       25,879        31
      Oklahoma......................................       39,122       168
      Montana.......................................        9,788         5
      Kansas........................................        7,240        21
      Wyoming.......................................        2,338         4
      Colorado......................................        1,200         1
      Arkansas......................................          320         -
                                                          -------     -----
      Total.........................................      252,258     5,235
                                                          =======     =====

DRILLING ACTIVITIES

     The following table sets forth the drilling activity of the Company for the years ended March 31, 2004, 2003 and 2002.

                                         Years ended March 31,
                      ---------------------------------------------------------
                            2004                  2003                2002
                      ---------------       ---------------     ---------------
                      Gross      Net        Gross       Net      Gross      Net
                      -----      ---        -----       ---      -----      ---
Exploratory Wells
     Productive         9        .03          2        .01         2        .01
     Nonproductive      2        .30          1        .07         1        .09
                      ---       ----        ---       ----       ---       ----
         Total         11        .33          3        .08         3        .10
                      ===       ====        ===       ====       ===       ====

Development Wells
     Productive        12        .02         10        .17        12        .13
     Nonproductive     --         --         --         --        --         --
                      ---       ----        ---       ----       ---       ----
         Total         12        .02         10        .17        12        .13
                      ===       ====        ===       ====       ===       ====

     The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the company.

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per thousand cubic feet ("mcf") of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 2004, 2003 and 2002.

                                                            Year Ended March 31,
                                               ------------------------------------------
                                                    2004           2003          2002
                                               -------------  ------------   ------------
Oil (a):
    Production (Bbls)                                20,278         23,391         21,139
    Revenue                                    $    588,089   $    640,685   $    456,108
    Average Bbls per day                                 56             64             58
    Average sales price per Bbl                $      29.00   $      27.39   $      21.58
Gas (b):
    Production (Mcf)                                487,564        538,787        467,013
    Revenue                                    $  2,321,864   $  2,041,074   $  1,312,452
    Average Mcf per day                               1,336          1,476          1,279
    Average sales price per Mcf                $       4.76   $       3.79   $       2.81
Production cost:
    Production cost                            $    942,093   $    848,513   $    648,820
    Equivalent Mcf (c)                              609,232        679,133        593,847
    Production cost per equivalent Mcf         $       1.55   $       1.25   $       1.09
    Production cost per sales dollar           $       0.32   $       0.32   $       0.37
Total oil and gas revenues                     $  2,909,953   $  2,681,759   $  1,768,560

(a)  Includes condensate.
(b)  Includes natural gas products.
(c) Oil production is converted to equivalent mcf at the rate of 6 mcf per barrel ("bbl"), representing the estimated relative energy content of natural gas to oil.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending or threatened legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2004.

         Name               Age                  Position
 -------------------       -----   ---------------------------------------------
 Nicholas C. Taylor         66     President and Chief Executive Officer
 Donna Gail Yanko           59     Vice President and Corporate Secretary
 Tamala L. McComic          35     Vice President, Treasurer, and Asst Secretary

     Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

     Nicholas C. Taylor was elected President, Treasurer and Director of the Company in April 1983 and continues to serve as President and Director on a part time basis, as required. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995 he was appointed by the Governor of Texas to the State Securities Board through January 2001. In addition to serving as chairman for four years, he continued to serve as a member until 2004.

     Donna Gail Yanko worked as part-time administrative assistant to the Chief Executive Officer and as Assistant Secretary of the Company until June 1992 when she was appointed Corporate Secretary. Mrs. Yanko was appointed to the position of Vice President and elected to the board of directors of the Company in 1990.

      Tamala L. McComic became Controller for the Company in July 2001. She was appointed Assistant Secretary of the Company in August 2001 and Treasurer in September 2001. From 1994 to 2001 Mrs. McComic was Regional Controller and Credit Manager for Transit Mix Concrete & Materials Company, a subsidiary of Trinity Industries, Inc. In May 2003, Mrs. McComic was appointed Vice President, Chief Financial Officer and continues to serve as Treasurer and Assistant Secretary.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In September 2003, the Company's common stock began trading on the American Stock Exchange under the symbol "MXC". Prior to September 2003, the Company's common stock was traded on the over-the-counter market bulletin board under the symbol "MEXC". The registrar and transfer agent is Computershare Trust Company, Inc., P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-262-0600). As of March 31, 2004 the Company had approximately 1,400 shareholders of record and 1,766,566 shares issued.

                           PRICE RANGE OF COMMON STOCK

                                                       High          Low
                                                       ----          ---
  2004:
       April - June 2003 (1)                         $ 7.75       $ 4.00
       July - September 5, 2003(1)                     7.00         6.50
       September 5 - 30, 2003 (2)                      7.90         7.50
       October - December 2003 (2)                     8.50         7.85
       January - March 2004 (2)                        8.50         7.55
  2003:   (1)
       April - June 2002                               6.00         3.80
       July - September 2002                           6.00         2.50
       October - December 2002                         3.00         2.25
       January - March 2003                            4.80         2.85


(1) Reflects high and low bid information received from Pink Sheets LLC, formerly National Quotation Bureau, LLC. These bid quotations represent prices between dealers, without retail markup, markdown or commissions, and do not reflect actual transactions.
(2) Reflects the high and low sales prices for the Company's Common Stock, as reported on the American Stock Exchange.

On June 24, 2004, the closing price was $6.80.

DIVIDENDS

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

The Company has never paid any cash dividends on its Common Stock, and the board of directors does not currently anticipate paying any cash dividends to the common stockholders in the foreseeable future. In addition, under the terms of the current loan agreement the Company is subject to restrictions on dividends payments.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    Years Ended March 31,
                                       -----------------------------------------------------------------------------
                                           2004            2003             2002            2001             2000
                                       -----------------------------------------------------------------------------
Statement of Operations:
Operating revenues                     $ 2,915,355     $ 2,949,113      $ 1,778,583     $ 3,099,966      $ 1,686,266
Operating income                           785,739         926,277          252,101       1,881,776          498,384
Other income (expense)                     (82,766)        (95,357)         (54,706)        (92,160)        (104,737)
Net income                             $   429,846     $   672,808      $   189,291     $ 1,539,458      $   393,647
Net income per share - basic (1)(2)    $      0.25     $      0.39      $      0.11     $      0.86      $      0.22
Net income per share - diluted (1)(2)  $      0.24     $      0.39      $      0.11     $      0.86      $      0.22
Weighted average shares
     outstanding - basic (1)             1,736,047       1,741,462        1,768,314       1,784,825        1,785,618
Weighted average shares
     outstanding - diluted (1)           1,802,300       1,746,831        1,768,579       1,787,503        1,785,618

Balance Sheet:
Property and equipment, net            $ 7,647,284     $ 7,028,659      $ 5,895,429     $ 4,009,852      $ 3,749,400
Total assets                             8,172,464       7,688,638        6,347,965       4,961,360        4,043,015
Total debt                               1,700,000       2,150,000        1,710,000         600,000        1,200,000
Stockholders' equity                   $ 5,435,219     $ 4,956,388      $ 4,276,042     $ 4,046,452      $ 2,567,228

Cash Flow:
Cash provided by operations            $ 1,517,479     $ 1,369,690      $   899,977     $ 1,903,345      $   722,088

(1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.
(2) Year 2004 includes a cumulative effect of change in accounting principle (Cumulative Effect) loss of $0.06 related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations.

ITEM 6A.  SELECTED QUARTERLY FINANCIAL DATA

                                                                      FISCAL 2004
                                          -------------------------------------------------------------------
                                               4TH QTR           3RD QTR          2ND QTR          1ST QTR
                                          ----------------  ---------------  ----------------  --------------
Net sales                                 $      723,258    $      650,783   $      768,852    $      767,060
Gross profit                              $      528,920    $      412,888   $      527,684    $      498,368
Net income before cumulative effect       $      204,628    $       57,255   $      118,470    $      151,760
Net income per share-basic (2)            $        0.12     $        0.03    $        0.07     $        0.03
Net income per share-diluted (2)          $        0.12     $        0.03    $        0.06     $        0.03

                                                                   FISCAL 2003
                                          -------------------------------------------------------------------
                                               4TH QTR           3RD QTR          2ND QTR           1ST QTR
                                          ----------------  ---------------  ----------------  --------------
Net sales                                 $      956,890    $      668,039   $      512,180    $      544,650
Gross profit                              $      730,662    $      434,963   $      279,575    $      388,046
Net income                                $      336,588    $      238,718   $       20,356    $       77,146
Net income per share-basic(1)             $        0.19     $        0.14    $        0.01     $        0.04
Net income per share-diluted(1)           $        0.19     $        0.14    $        0.01     $        0.04

     (1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.
     (2) First quarter of fiscal 2004 includes a cumulative effect of change in accounting principle (Cumulative Effect) loss of $0.06 related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations.

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

     In fiscal 2004, the Company primarily used cash provided by operations ($1,517,479) and borrowings on the line of credit ($320,000) to fund oil and gas property acquisitions and development ($982,872). The Company had a working capital deficit of $15,506 as of March 31, 2004 due primarily to current portion of long term debt.

     For fiscal 2002, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal year 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of such shares, 18,400 shares were reissued in exchange for oil and gas lease rights representing 368 net acres valued at approximately $83,000. The remaining 4,133 shares were cancelled. In fiscal 2003, the board of directors once again authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal year 2003, the Company repurchased 30,244 shares, at an aggregate cost of $127,536 for the treasury account. During fiscal 2004, the Company repurchased 281 shares, at an aggregate cost of $1,389 for the treasury account.

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

     During fiscal year 2004, the Company purchased a one-quarter interest in leases and/or options on leases in Stark County, North Dakota covering 4920 gross acres for approximately $107,000. A director and employee of Mexco Energy Corporation, will receive a 1.5% ORRI on any wells drilled on this acreage.

     During fiscal year 2004, the Company purchased partially developed royalty interests in Jackson Parish, Louisiana for approximately $80,000. These properties, operated by Anadarko Petroleum Corporation in the Lower Cotton Valley formation, currently contain 11 producing wells and an additional 2 permitted and/or drilling wells.

     In March 2004 the Company purchased additional partially developed royalty interests in Jackson Parish, Louisiana and interests in Limestone County, Texas for approximately $224,000. The properties in Limestone County, operated by XTO Energy, Inc., are in the Cotton Valley formation and contain 23 producing wells and an additional 6 permitted and/or drilling wells. This acreage contains approximately 100 potential undrilled locations on 40 acre spacing. The property in Louisiana, operated by Anadarko and producing from the Lower Cotton Valley formation, contains 3 producing wells and an additional 5 permitted and/or drilling wells. These royalty purchases advanced the Company's primary goal of acquiring natural gas reserves.

     In March 2004, the Company signed an agreement in Moscow, Russia to begin a preliminary feasibility study for exploration and development of natural gas reserves in Russia. A team of U.S. and Russia experts commenced a feasibility study of a number of undeveloped natural gas fields located in the vicinity of Gasprom pipelines which serve Russia. Mexco Energy Corporation has set up OBTX LLC, a Delaware limited liability company, in which Mexco owns a 90% interest with the remaining 10% interest split equally among three individuals, one of which is Arden Grover, a director of Mexco Energy Corporation. OBTX, LLC, plans to participate in any Russian ventures entered into and own a 50% interest.

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

RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

     Oil and gas sales increased from $2,681,759 in 2003 to $2,909,953 in 2004, an increase of $228,194 or 9%. This increase was attributable to an increase in oil and gas prices during the year. The average oil price increased from $27.39 per bbl in 2003 to $29.00 per bbl in 2004, an increase of $1.61 per bbl or 6%. The average gas price increased from $3.79 in 2003 to $4.76 per mcf in 2004, an increase of $.97 per mcf or 26%. Oil production decreased from 23,391 bbls in 2003 to 20,279 bbls in 2004, a decrease of 3,112 bbls or 13%. Gas production decreased from 538,787 mcf in 2003 to 487,564 mcf in 2004, a decrease of 51,223 mcf or 10%. Such decreases primarily were due to normal decline in production.

     Other income decreased from $267,354 in 2003 to $5,402 in 2004, a decrease of $261,952. This decrease is the result of the proceeds received ($254,862) from the settlement of a class action lawsuit against a gas purchaser involving contract price disputes in fiscal 2003.

     Production costs increased from $848,513 in 2003 to $942,093 in 2004, an increase of $93,580 or 11%. This is primarily attributable to an increased number of repairs on operated properties during the year.

     Depreciation, depletion and amortization decreased from $641,827 in 2003 to $633,443 in 2004, a decrease of $8,384 or 1%, due primarily to a decrease in production. There was no impairment of oil and gas properties in fiscal 2003 or 2004.

     General and administrative expenses decreased from $532,496 in 2003 to $529,834 in 2004, a decrease of $2,662 or 0.5%. This decrease was primarily attributable to the decreased cost of consulting expenses during the year.

     Interest expense decreased from $96,337 in 2003 to $83,530 in 2004, a decrease of $12,807 or 13%. This decrease was attributable to decreased borrowings during the current fiscal year.

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

ALTERNATIVE CAPITAL RESOURCES

     Although the Company primarily has used cash from operating activities and funding from the line of credit as its primary capital resources, the Company has in the past, and could in the future, use alternative capital resources. These could include the sale of assets and/or issuances of common stock through a public offering. The Company could also obtain funds through a private placement.

CONTRACTUAL OBLIGATIONS

     The Company has no off-balance sheet debt or unrecorded obligations and has not guaranteed the debt of any other party. The following table summarizes the Company's future payments it is obligated to make based on agreements in place as of March 31, 2004:


                                                                    Payments Due In:
                                               -------------------------------------------------------
                                                  Total         one year        1-3 years       3 year
                                               ----------       --------       ----------       ------
Contractual obligations:
     Secured bank line of credit               $1,700,000       $443,378       $1,256,622          --

     These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

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

CRITICAL ACCOUNTING POLICIES

     The  preparation  of financial  statements  in  conformity  with  generally accepted accounting principles requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.

     The following represents those policies that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain.

     Full Cost Method of Accounting for Crude Oil and Natural Gas Activities. SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities. Two methods are prescribed: the successful efforts method and the full cost method. The Company has chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. The Company also capitalizes internal costs that can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well or lease or field basis versus the "full cost" pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result the Company's financial statements will differ from companies that apply the successful efforts method since the Company will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on Company crude oil and natural gas properties.

     At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes the Company susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. The Company's crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on Company business including impact from the full cost method of accounting.

     Under full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, the Company must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce the Company stockholders' equity and reported earnings. The risk that the Company will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if the Company experiences substantial downward adjustments to its estimated proved reserves or if purchasers cancel long-term contracts for natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

     Estimates of the Company's proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

          o    the quality and quantity of available data;

          o    the interpretation of that data;

          o    the accuracy of various mandated economic assumptions;

          o    and the judgment of the persons preparing the estimate.

     The Company's proved reserve information included in this Report was based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

     It should not be assumed that the present value of future net cash flows is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that it is reasonably possible that estimates of proved crude oil and natural gas revenues could significantly change in the future.

Revenue Recognition. The Company recognizes crude oil and natural gas revenue from its interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. The Company had no material gas imbalances.

Asset Retirement Obligations. The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated by the units of production method.

If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, the Company has included estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of the Company's depletion expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

     All of the Company's financial instruments are for purposes other than trading. At March 31, 2004, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     INTEREST RATE RISK. The Company's variable rate bank debt is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $17,000.

     CREDIT RISK. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2004 the Company's largest credit risk associated with any single purchaser was $116,008. The Company has not experienced any significant credit losses.

     VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, operating results and future rate of growth are dependent upon the prices received for oil and gas. These market prices tend to fluctuate significantly in response to factors beyond the Company's control. The prices the Company receives for its crude oil production are based on global market conditions. The continued terror threats in the Middle East, the continuing political crisis in Venezuela (a major oil exporter), and actions of OPEC and its maintenance of production constraints, as well as other economic, political, and environment factors will continue to affect world supply. Natural gas prices fluctuate significantly in response to numerous factors including the U.S. economic environment, North American weather patterns, other factors affecting demand such as substitute fuels, the impact of drilling levels on natural gas supply, and the environmental and access issues that limit future drilling activities for the industry. Historically, the markets for oil and gas have been volatile and are likely to continue to be so in the future. Various factors beyond the control of the Company affect the price of oil and gas, including but not limited to worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulation and the overall economic environment. Any significant decline in prices would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties. If the average oil price had increased or decreased by one cent per barrel for fiscal 2004, the Company's pretax income would have changed by $203. If the average gas price had increased or decreased by one cent per mcf for fiscal 2004, the Company's pretax income would have changed by $4,876.

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

     RESERVE REPLACEMENT RISK. The Company's future success depends upon its ability to find, develop or acquire additional, economically recoverable oil and gas reserves. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent the Company can find, develop or acquire replacement reserves. One offset to the obvious benefits afforded by higher product prices especially for small to mid-cap companies in this industry, is that quality domestic oil and gas reserves are becoming harder to find. Reserves to be produced from undiscovered reservoirs appear to be smaller, and the risks to find these reserves are greater. Reports from the Energy Information Administration indicate that on-shore domestic finding costs are on the rise, and that the average reserves added per well are declining.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm................ 21
   Consolidated Balance Sheets............................................ 22
   Consolidated Statements of Operations.................................. 23
   Consolidated Statements of Changes in Stockholders' Equity............. 24
   Consolidated Statements of Cash Flows.................................. 25
   Notes to Consolidated Financial Statements............................. 26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Shareholders
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary as of March 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiary as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D to the financial statements, effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for asset retirement obligations.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 23, 2004

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                 As of March 31,

ASSETS                                                           2004               2003
                                                              ----------         ----------
  Current assets
    Cash and cash equivalents                                 $   92,795         $   68,547
    Accounts receivable:
      Oil and gas sales                                          396,902            560,297
      Trade                                                        3,101             17,617
      Related parties                                                 --              3,475
    Prepaid costs and expenses                                    32,382             10,043
                                                              ----------         ----------
        Total current assets                                     525,180            659,979

  Property and equipment, at cost
    Oil and gas properties, using
      the full cost method ($858,602 and $673,690
      excluded from amortization in 2004 and 2003,
      respectively)                                           16,959,560         15,656,928
    Other                                                         34,542             33,708
                                                              ----------         ----------
                                                              16,994,102         15,690,636
    Less accumulated depreciation,
      depletion, and amortization                              9,346,818          8,661,977
                                                              ----------         ----------

        Property and equipment, net                            7,647,284          7,028,659
                                                              ----------         ----------

                                                              $8,172,464         $7,688,638
                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable - trade                                  $   97,308         $   93,434
    Lease obligation payable                                          --             61,086
    Current portion of long-term debt                            443,378            116,280
                                                              ----------         ----------
      Total current liabilities                                  540,686            270,800

  Long-term debt                                               1,256,622          2,033,720
  Asset retirement obligation                                    420,665                 --
  Deferred income tax liability                                  519,272            427,730
  Commitments and contingencies (Notes B, E, G and H)                 --                 --

  Stockholders' equity
    Preferred stock - $1.00 par value;
      10,000,000 shares authorized;
      none outstanding                                                --                 --
    Common stock - $0.50 par value;
      40,000,000 shares authorized;
      1,766,566 shares issued                                    883,283            883,283
    Additional paid-in capital                                 3,784,493          3,734,119
    Retained earnings                                            896,368            466,522
    Treasury stock, at cost                                     (128,925)          (127,536)
                                                              ----------         ----------
    Total stockholders' equity                                 5,435,219          4,956,388
                                                              ----------         ----------

                                                              $8,172,464         $7,688,638
                                                              ==========         ==========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,

                                                        2004                   2003                  2002
                                                     -----------           -----------           -----------
Operating revenues:
  Oil and gas                                        $ 2,909,953           $ 2,681,759           $ 1,768,560
  Other                                                    5,402               267,354                10,023
                                                     -----------           -----------           -----------

      Total operating revenues                         2,915,355             2,949,113             1,778,583

Operating expenses:
  Production                                             942,093               848,513               648,820
  Accretion of asset retirement obligation                24,246                    --                    --
  Depreciation, depletion,
    and amortization                                     633,443               641,827               448,422
  General and administrative                             529,834               532,496               429,240
                                                     -----------           -----------           -----------
      Total operating expenses                         2,129,616             2,022,836             1,526,482
                                                     -----------           -----------           -----------

                                                         785,739               926,277               252,101
Other income (expense):
  Interest income                                            764                   981                 2,455
  Interest expense                                       (83,530)              (96,337)              (57,161)
                                                     -----------           -----------           -----------

      Net other expense                                  (82,766)              (95,356)              (54,706)
                                                     -----------           -----------           -----------
Earnings before income taxes and
  cumulative effect of accounting change                 702,973               830,921               197,395

Income tax expense:
  Current                                                 33,371               (13,026)              (62,992)
  Deferred                                               137,489               171,139                71,096
                                                     -----------           -----------           -----------

                                                         170,860               158,113                 8,104
                                                     -----------           -----------           -----------

Income before cumulative effect
  of accounting change                                   532,113               672,808               189,291

Cumulative effect of accounting
  change, net of tax                                    (102,267)                   --                    --
                                                     -----------           -----------           -----------

Net income                                           $   429,846           $   672,808           $   189,291
                                                     ===========           ===========           ===========

Net income per common share:
Basic:
  Income before cumulative effect
    of accounting change                             $      0.31           $      0.39           $      0.11
  Cumulative effect, net of tax                      $     (0.06)          $        --           $        --
  Net income                                         $      0.25           $      0.39           $      0.11

Diluted:
  Income before cumulative effect
    of accounting change                             $      0.30           $      0.39           $      0.11
  Cumulative effect, net of tax                      $     (0.06)          $        --           $        --
  Net income                                         $      0.24           $      0.39           $      0.11

Pro forma amounts  assuming, the new
method of accounting for asset  retirement
obligations is applied retroactively:
Net income                                           $   532,113           $   651,669           $   170,780
Basic net income per share                           $      0.31           $      0.37           $      0.10
Diluted net income per share                         $      0.30           $      0.37           $      0.10

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Retained
                                        Common Stock                     Additional        Earnings
                                        Stockholders'      Treasury       Paid-In        (Accumulated         Total
                                          Par Value         Stock         Capital           Deficit)         Equity
                                        -------------      --------      ----------      ------------      ----------
Balance, April 1, 2001                  $     810,693     $ (71,592)     $2,900,097      $    407,254      $4,046,452

  Net earnings                                     --            --              --           189,291         189,291
  10% stock dividend                           80,283            --         722,548          (802,831)             --
  Purchase of stock                                --       (91,231)             --                --         (91,231)
  Issuance of stock
    for property                                   --        72,576          10,224                --          82,800
  Retirement of stock                          (7,693)       90,247         (82,554)               --              --
  Stock based
    compensation                                   --            --          48,730                --          48,730
                                        -------------      --------      ----------      ------------      ----------
Balance, March 31, 2002                       883,283            --       3,599,045          (206,286)      4,276,042

  Net earnings                                     --            --              --           672,808         672,808
  Purchase of stock                                --      (127,536)             --                --        (127,536)
  Issuance of warrants
    for acreage                                    --            --          73,552                --          73,552
  Stock based
    compensation                                   --            --          61,522                --          61,522
                                        -------------      --------      ----------      ------------      ----------
Balance, March 31, 2003                       883,283      (127,536)      3,734,119           466,522       4,956,388

  Net earnings                                     --            --              --           429,846         429,846
  Purchase of stock                                --        (1,389)             --                --          (1,389)
  Profits from sale of stock
    by insider                                     --            --           2,950                --           2,950
  Stock based
    compensation                                   --            --          47,424                --          47,424
                                        -------------      --------      ----------      ------------      ----------
Balance, March 31, 2004                 $     883,283     $(128,925)     $3,784,493      $    896,368      $5,435,219
                                        =============     ==========     ==========      ============      ==========

                                                                                        Share Activity
                                                                            2004             2003             2002
                                                                         ----------      ------------      ----------

Common stock issued
  At beginning of year                                                    1,766,566         1,766,566       1,621,387
    Issued                                                                       --                --         160,566
    Cancelled                                                                    --                --         (15,387)
                                                                         ----------      ------------      ----------
  At end of year                                                          1,766,566         1,766,566       1,766,566

Held in treasury

  At beginning of year                                                      (30,244)               --         (11,254)
    Acquisitions                                                               (281)          (30,244)        (22,533)
    Issued for property                                                          --                --          18,400
    Cancellation, returned to
      unissued                                                                   --                --          15,387
                                                                         ----------      ------------      ----------
  At end of year                                                            (30,525)          (30,244)             --
                                                                         ----------      ------------      ----------
Common shares outstanding at end
  of year                                                                 1,736,041         1,736,322       1,766,566
                                                                         ==========      ============      ==========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended March 31,

                                                                2004           2003          2002
Cash flows from operating activities:                       ----------     -----------    -----------
  Net earnings                                              $   429,846    $   672,808    $   189,291
  Cumulative effect of accounting change                        102,267             --             --
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Increase in deferred income taxes                         137,489        171,139         71,096
      Stock-based compensation                                   47,424         61,522         48,730
      Depreciation, depletion, and amortization                 633,443        641,827        448,422
      Accretion of asset retirement obligations                  24,246              --             --
      (Increase) decrease in accounts receivable                181,386       (193,089)       114,896
      (Increase) decrease in prepaid expenses                   (22,340)        14,080         50,215
      Decrease in income taxes payable                               --             --        (51,637)
      Increase (decrease) in accounts payable
        and accrued expenses                                    (16,282)         1,403         28,964

        Net cash provided by operating activities             1,517,479      1,369,690        899,977

Cash flows from investing activities:
  Additions to oil and gas properties                          (982,872)    (1,628,695)    (2,247,423)
  Additions to other property and equipment                        (834)        (4,927)        (5,181)

        Net cash used in investing activities                  (983,706)    (1,633,622)    (2,252,604)

Cash flows from financing activities:
  Acquisition of treasury stock                                  (1,389)      (127,536)       (91,231)
  Profits from sale of stock by insider                           2,950             --             --
  Reduction of capital lease obligations                        (61,086)       (24,943)            --
  Reduction of long-term debt                                  (770,000)      (470,000)       (50,000)
  Proceeds from long term debt                                  320,000        910,000      1,160,000
        Net cash (used in) provided by
         financing activities                                  (509,525)       287,521      1,018,769

Net increase (decrease) in cash
  and cash equivalents                                           24,248         23,589       (333,858)

Cash and cash equivalents
  at beginning of year                                           68,547         44,958        378,816

Cash and cash equivalents
  at end of year                                            $    92,795    $    68,547    $    44,958

  Interest paid                                             $    83,196    $    94,792    $    55,022
  Income taxes paid (recovered)                             $    50,000    $  (117,056)   $    92,675

Supplemental Disclosure of Non-cash investing and financing activities:

    Issuance of common stock in exchange
      for oil and gas properties                            $        --    $        --    $    82,800
    Fair value of warrants issued for
      oil and gas properties                                $        --    $    73,552    $        --
    Acquisition of equipment under capital leases           $        --    $    81,182    $        --

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

Asset Retirement Obligations ("ARO"). The Company has significant obligations to plug and abandon natural gas and crude oil wells and related equipment at the end of oil and gas production operations. The Company records the fair value of a liability for an ARO in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. Subsequently, the asset retirement costs included in the carrying amount of the related asset are allocated to expense using the units of production method. In addition, increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense in the Consolidated Statement of Operations.

Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. The Company uses the present value of estimated cash flows related to its ARO to determine the fair value. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Other Property and Equipment. Provisions for depreciation of office furniture and equipment are computed on the straight-line method based on estimated useful lives of five to ten years.

Income Per Common Share. Basic income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

                                   2004               2003             2002
                                 ---------         ---------         ---------
  Weighted average number
    of common shares
    outstanding, basic           1,736,047         1,741,462         1,768,314
  Incremental shares from
    the assumed exercise of
    dilutive stock options          66,253             5,369               265
                                 ---------         ---------         ---------
   Dilutive potential common
    shares                       1,802,300         1,746,831         1,768,579
                                 =========         =========         =========

Outstanding options and warrants to purchase 10,000, 388,500 and 200,000 shares at March 31, 2004, 2003, and 2002, respectively, were not included in the computation of diluted net earnings per share because the exercise price of the options or warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Environmental. The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. There were no significant environmental expenditures or liabilities for the years ended March 31, 2004, 2003, or 2002.

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the these financial statements. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves, the related present value of estimated future net cash flows and the future development, dismantlement and abandonment costs.

Revenue Recognition and Gas Balancing. Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred. Sales are to credit-worthy energy purchasers with payments generally received within 60 days of transportation from the well site. The Company has historically had little, if any, uncollectible oil and gas receivables; therefore, an allowance for uncollectible accounts is not required. Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves (over produced). No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced). The Company has no significant gas imbalances.

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

If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for all employee awards under the plan, net income, basic income per common share, and diluted income per common share would have been as follows:

                                          2004           2003           2002
                                          ----           ----           ----

Net income, as reported                $  429,846     $  672,808     $  189,291
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax                 $  (86,070)    $  (63,133)    $  (50,066)
                                       ----------     ----------     -----------

Net income, pro forma                  $  343,776     $  609,675     $  139,225
                                       ==========     ==========     ==========
Basic income per share:

        As reported (1)                $     0.25     $     0.39     $     0.11
        Pro forma (1)                  $     0.20     $     0.35     $     0.08

Diluted income per share:

        As reported (1)                $     0.24     $     0.39     $     0.11
        Pro forma (1)                  $     0.19     $     0.35     $     0.08

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

NOTE B - DEBT

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On December 15, 2003 the credit agreement was amended with a maturity date of August 15, 2005. The borrowing base was redetermined on this date and set at $1,938,372 with monthly commitment reductions of $45,450 beginning on January 5, 2004. As of March 31, 2004, the balance outstanding under this agreement was $1,700,000. Principal payments of $443,378 are anticipated to be required for fiscal 2005 to comply with the monthly commitment reductions. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.00% and 4.25% at March 31, 2004 and 2003, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel, or pay cash dividends.

NOTE C - OTHER INCOME

During the third quarter of fiscal 2003 the Company received proceeds of $254,862, before expenses of $101,945, resulted from the settlement of a class action lawsuit against a gas purchaser involving contract price disputes.

NOTE D - ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The change resulted in a cumulative effect charge to net income of ($102,267) net of tax, or ($0.06) per share. Additionally, the Company recorded an asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206 upon adoption of SFAS No. 143.

The asset retirement obligation, which is included on the Consolidated Balance Sheet was $420,665 at March 31, 2004. Accretion expense for fiscal 2004 was $24,246.

The asset retirement obligation was $358,419 and $336,543 for fiscal years ending March 31, 2003 and 2002, assuming SFAS No. 143 had been adopted as of April 1, 2001.

The following table provides a rollforward of the asset retirement obligation for the fiscal year ended March 31, 2004.

Carrying amount of asset retirement obligations as of
  April 1, 2003                                                 $358,419
Liabilities incurred                                              48,321
Liabilities settled                                              (10,321)
Accretion expense                                                 24,246
Revisions in estimated cash flows                                      0
                                                                --------
Carrying amount of asset retirement obligations as of
  March 31, 2004                                                $420,665
                                                                ========
NOTE E - CAPITAL LEASE OBLIGATIONS

During fiscal 2003, the Company began leasing three gas compressors under separate agreements that are classified as capital leases. The cost of the equipment under the capital leases is included in the balance sheet as property and equipment and was $81,182 on March 31, 2004 and 2003. The accumulated amortization associated with these leases was $10,726 and $5,796 on March 31, 2004 and 2003, respectively. Amortization of assets under capital leases is included in depreciation expense. The lease obligation associated with these three compressors was $61,086 on March 31, 2003. As of March 31, 2004 the Company has fulfilled its obligation of the lease agreements and received title to the compressors.

NOTE F - INCOME TAXES

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

                                                  2004            2003
                                              -----------      ---------
    Percentage depletion carryforwards        $   442,907      $ 403,344
    Vacation accrual                                2,636          1,334
    Deferred compensation                          56,536         41,835
    Asset retirement obligation                   130,406             --
    Other                                           1,777             --
    Net operating loss carryforwards                   --         43,927
                                              -----------      ---------
                                                  634,262        490,440
  Deferred tax liabilities:
    Excess financial accounting bases over
      tax bases of property and equipment      (1,153,534)      (918,170)
                                              -----------      ---------

    Net deferred tax liabilities              $  (519,272)     $(427,730)
                                              ===========      =========

As of March 31, 2004, the Company has statutory depletion carryforwards of approximately $1,428,000, which do not expire.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                          2004            2003          2002
                                       ----------      ----------    ---------
  Tax expense at statutory rate        $  239,011      $  282,513    $  67,114
  Depletion in excess of basis            (39,563)        (86,170)     (58,513)
  Effect of graduated rates               (21,089)        (24,928)      (5,922)
  Revision of prior year estimates             --         (13,026)       7,657
  Other                                    (7,499)           (276)      (2,232)
                                       ----------      ----------    ---------

                                       $  170,860      $  158,113    $   8,104
                                       ==========      ==========    =========
Effective tax rate                             24%             19%           4%
                                       ==========      ==========    =========

NOTE G - EXPLORATION AGREEMENT

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

NOTE H - FEASIBILITY STUDY

In March 2004, the Company signed an agreement in Moscow, Russia to begin a preliminary feasibility study for exploration and development of natural gas reserves in Russia. A team of U.S. and Russia experts commenced a feasibility study of a number of undeveloped natural gas fields located in the vicinity of Gasprom pipelines which serve Russia. The Company has formed OBTX LLC, a Delaware limited liability company, in which it owns a 90% interest with the remaining 10% interest split equally among three individuals, one of which is Arden Grover, a director of the Company. OBTX, LLC, plans to participate in any Russian ventures entered into and own a 50% interest. The Company's geological and related costs associated with the feasibility study total $41,596 through March 31, 2004, which has been capitalized.

NOTE I - MAJOR CUSTOMERS

Currently, the Company operates exclusively within the United States and its revenues and operating income are derived predominately from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are unsecured. Historically, the Company has not experienced significant credit losses on its oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

In fiscal 2004, 2003, and 2002, one purchaser accounted for 29%, 28%, and 24%, respectively, of revenues. At March 31, 2004, accounts receivable from the purchaser was approximately 29% of accrued oil and gas sales.

NOTE J - OIL AND GAS COSTS

The costs related to the oil and gas activities of the Company were incurred as follows:

                                             Year ended March 31,
                                    ----------------------------------------
                                       2004            2003          2002
                                    ----------      ----------    ----------

  Property acquisition costs
    Proved                          $  339,519      $   64,090    $  649,021
    Unproved U.S.                   $  184,912      $  673,690    $  280,745
    Unproved Russia                 $   41,596      $       --    $       --
  Exploration costs                 $    4,757      $   55,543    $   46,907
  Development costs                 $  453,684      $  990,106    $1,353,553


The Russian costs in 2004 were for the feasibility study referred to in Note H to the Company's financial statements.

The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                        2004          2003         2002
                                     -----------  -----------  -----------
Proved oil and gas properties        $15,758,031  $14,596,072  $13,462,406
Unproved oil and gas properties:
  subject to amortization                342,927      387,166      424,392
  not subject to amortization-U.S.       817,006      673,690           --
  not subject to amortization-Russia      41,596           --           --
                                     -----------  -----------  -----------
                                      16,959,560   15,656,928   13,886,798
Less accumulated depreciation,
 depletion, and amortization           9,320,174    8,637,902    7,999,539
                                     -----------  -----------  -----------
                                     $ 7,639,386  $ 7,019,026  $ 5,887,259
                                     ===========  ===========  ===========

The cost of certain oil and gas leases that the Company has acquired, but not evaluated have been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within the following year. Costs excluded from amortization at March 31, 2004 total $858,602. No impairment exists for these properties at March 31, 2004 based on geological studies.

Depreciation, depletion, and amortization amounted to $6.24, $5.64 and $4.49 per equivalent barrel of production for the years ended March 31, 2004, 2003, and 2002, respectively.

NOTE K - STOCKHOLDERS' EQUITY

In fiscal 2002, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2002, the Company repurchased 22,533 shares, at an aggregate cost of $91,231. Of such shares, 18,400 were reissued in exchange for oil and gas lease rights representing 368 net acres valued at $83,000. The remaining 4,133 shares along with the 11,254 shares of stock held in the treasury account from fiscal year ending March 31, 2001 were cancelled. On February 28, 2002, the Company distributed 160,566 shares of common stock in connection with a 10% stock dividend. As a result of the stock dividend, par value of outstanding common stock was increased by

$80,283, additional paid-in capital was increased by $722,548, and retained earnings was decreased by $802,831. In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2003, the Company repurchased 30,244 shares at an aggregate cost of $127,536 for the treasury account. For the fiscal 2004, the board of directors repurchased 281 shares at an aggregate cost of $1,389 for the treasury account.

During the last quarter of fiscal 2004, the Chairman of the board paid the Company $2,950, representing profits on stock sold which he held less than six months. Such payment was made in accordance with Section 16(b) of the Securities Exchange Act of 1934.

NOTE L - STOCK OPTIONS AND WARRANTS

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

During fiscal 2004, options for 49,000 shares were granted. Of these, 10,000 options were granted to contract consultants. The exercise price of all options granted equaled or exceeded the market price of the stock on the date of grant.

Additional information with respect to the Plan's stock option activity for options issued to employees and directors is as follows:

                                           Weighted
                                             Number               Average
                                           of Shares           Exercise Price
                                           ---------           --------------
Options outstanding, at April 1, 2001        170,000           $         6.49
  Granted                                     20,000                     4.00
  Exercised                                       --                       --
  Forfeited                                  (40,000)                    6.81
                                           ---------           --------------

Options outstanding, at March 31, 2002       150,000                     6.07
  Granted                                     31,000                     4.00
  Exercised                                       --                       --
  Forfeited                                       --                       --
                                           ---------           --------------
Options outstanding, at March 31, 2003       181,000                     5.71
  Granted                                     39,000                     6.00
  Exercised                                       --                       --
  Forfeited                                       --                       --
                                           ---------           --------------
Options outstanding, at March 31, 2004       220,000           $         5.76
                                           =========           ==============

Options exercisable at March 31, 2002         72,500           $         6.57
Options exercisable at March 31, 2003        110,000           $         6.40
Options exercisable at March 31, 2004        140,250           $         6.11

Weighted average grant date fair value of stock options granted to employees and directors during fiscal 2004, 2003, and 2002 were $4.82, $3.72 and $1.30, respectively. These values were determined using a Binomial option-pricing model. The model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The Company considers the binomial model more accurate than the Black-Scholes model, in that it recognizes the ability to exercise before expiration once an option is vested. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2004, 2003 and 2002:

                                   2004          2003         2002
                                  -------      -------      -------
  Expected volatility              67.46%      134.07%       27.24%
  Expected dividend yield           0.00%        0.00%        0.00%
  Risk-free rate of return          3.40%        5.40%        4.79%
  Expected life of options        7 years      7 years      7 years

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The following tables summarize information about employee and directors stock options outstanding and exercisable at March 31, 2004:

                            Stock Options Outstanding

                                     Weighted Average
                       Number of        Remaining          Weighted
      Range of          Shares         Contractual          Average
   Exercise Prices    Outstanding     Life in Years      Exercise Price
   ---------------    -----------    ----------------    ---------------
     $7.50-$7.75           50,000         4.55               $7.60
     $6.00                 39,000         9.27               $6.00
     $6.75                 20,000         6.81               $6.75
     $5.25                 60,000         5.97               $5.25
     $4.00                 51,000         7.87               $4.00
                      -----------
                          220,000

                            Stock Options Exercisable

                                   Number of       Weighted
                  Range of          Shares          Average
               Exercise Prices    Exercisable    Exercise Price
               ---------------    -----------    --------------
                  $7.50-$7.75        50,000         $7.60
                  $6.75              15,000         $6.75
                  $5.25              60,000         $5.25
                  $4.00              15,250         $4.00

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

                                                                 Weighted
                                             Number              Average
                                           of Shares          Exercise Price
                                           ---------          --------------
Options outstanding, at April 1, 2001         70,000          $         6.57
  Granted                                     10,000                    4.00
  Exercised                                       --                      --
  Forfeited                                       --                      --
                                           ---------          --------------
Options outstanding, at March 31, 2002        80,000                    6.25
  Granted                                    127,500                    4.84
  Exercised                                       --                      --
  Forfeited                                       --                      --
                                           ---------          --------------
Options outstanding, at March 31, 2003       207,500                    5.39
  Granted                                     10,000                    7.00
  Exercised                                       --                      --
  Forfeited                                       --                      --
                                           ---------          --------------
Options outstanding, at March 31, 2004       217,500          $         5.83
                                           =========          ==============

Options exercisable at March 31, 2002         32,500          $         6.69
Options exercisable at March 31, 2003        160,000          $         5.50
Options exercisable at March 31, 2004        180,000          $         5.48


Weighted average grant date fair value of stock options and warrants granted to outside consultants and contractors during fiscal 2004, 2003, and 2002 were $5.46, $1.16 and $1.26, respectively. These values were determined using a Binomial option-pricing model. The model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2004, 2003 and 2002:

                                  2004       2003      2002
                                 -------   -------   -------
    Expected volatility           62.52%    90.09%    27.23%
    Expected dividend yield        0.00%     0.00%     0.00%
    Risk-free rate of return       3.81%     2.39%     4.52%
    Expected life of options     7 years   3 years   7 years


The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The following tables summarize information about outside consultants and contractors stock options and warrants outstanding and exercisable at March 31, 2004:

                       Stock Options/Warrants Outstanding

                                     Weighted Average
                       Number of         Remaining         Weighted
      Range of          Shares          Contractual         Average
   Exercise Prices    Outstanding      Life in Years     Exercise Price
   ---------------    -----------    ----------------    --------------
      $7.50-$7.75          20,000         4.46             $7.63
      $7.00                10,000         9.64             $7.00
      $6.75                30,000         6.81             $6.75
      $5.25                20,000         5.97             $5.25
      $5.00               107,500         0.68             $5.00
      $4.00                30,000         7.96             $4.00
                      -----------
                          217,500

                       Stock Options/Warrants Exercisable

                                   Number of       Weighted
                  Range of          Shares          Average
               Exercise Prices    Exercisable    Exercise Price
               ---------------    -----------    --------------
                  $7.50-$7.75       20,000          $7.63
                  $6.75             22,500          $6.75
                  $5.25             20,000          $5.25
                  $5.00            107,500          $5.00
                  $4.00             10,000          $4.00

The Company recognizes expense related to stock options awarded to independent consultants based on fair value of the options at date of grant. Total expense related to these awards was $47,424 and $61,522 for fiscal 2004 and 2003, respectively. The Company capitalizes fair value of warrants as part of the leasehold cost of the acreage acquired in connection with the issuance of the warrants.

NOTE M - RELATED PARTY TRANSACTIONS

The Company served as operator of properties in which the majority stockholder had interests and billed the majority stockholder for lease operating expenses and shared office expenditures on a monthly basis subject to usual trade terms. The billings totaled $43,827 for the year ended March 31, 2002. All of such properties were sold in October 2001. The only related party transactions for the years ended March 31, 2004 and 2003 relate to shared office expenditures. The total billed for years ended March 31, 2004 and 2003 was $18,118 and $10,016, respectively.

Effective January 1, 2000, the Company entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services. Amounts paid under this contract were $8,094, $19,251 and $23,627 for the years ended March 31, 2004, 2003, and 2002, respectively.

During the year ending March 31, 2004, a member of the board of directors, also a Company employee, entered into an agreement with Deepwater Resources, L.P. and Gary Martin, whereby he receives a 1.5% overriding royalty on certain leases related to the Lodgepole Prospect in Stark County, North Dakota. In January 2004, the Company purchased a one-quarter interest in these leases and/or options to lease.

During the year ending March 31, 2003, a member of the board of directors, also a Company employee, entered into an agreement with Falcon Bay, LLC, whereby he receives a commission from Falcon Bay Operating, LLC for any transactions consummated between Falcon Bay Operating, LLC and the Company in the course of the Exploration Agreement.

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

NOTE M - OIL AND GAS RESERVE DATA (UNAUDITED)

The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and FASB. These guidelines require that reserve estimates be prepared under existing economic and operating conditions at year-end, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 2004, 2003, and 2002 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

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

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                      2004                          2003                          2002
                              ----------------------        -----------------------       -----------------------
                               Bbls           Mcf            Bbls           Mcf             Bbls          Mcf
                              -------      ---------        -------      ----------       --------     ----------

Proved reserves,
  beginning of year           150,000      7,931,000        237,000      10,182,000        235,000      6,345,000
Revision of previous
  estimates                     2,000        214,000        (66,000)     (1,746,000)       (70,000)    (1,204,000)
Purchase of minerals
  in place                         --        260,000             --          22,000         55,000      2,864,000
Extensions and
  discoveries                      --             --          2,000          12,000         38,000      2,644,000
Production                    (20,000)      (488,000)       (23,000)       (539,000)       (21,000)      (467,000)
                              -------      ---------        -------      ----------       --------     ----------
Proved reserves,
  end of year                 132,000      7,917,000        150,000       7,931,000        237,000     10,182,000
                              =======      =========        =======      ==========       ========     ==========

PROVED DEVELOPED RESERVES (UNAUDITED):

Beginning of year             94,000       4,518,000        144,000       5,159,000        235,000      6,337,000
End of year                   77,000       4,274,000         94,000       4,518,000        144,000      5,159,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED):

                                                               March 31,
                                             --------------------------------------------
                                                 2004            2003            2002
                                             ------------    ------------    ------------
Future cash inflows                          $ 46,230,000    $ 49,820,000    $ 36,005,000
Future production and
   development costs                          (12,225,000)    (13,284,000)    (12,217,000)
Future income taxes (a)                        (7,761,000)     (8,444,000)     (5,228,000)
                                             ------------    ------------    ------------

Future net cash flows                          26,244,000      28,092,000      18,560,000
Annual 10% discount for
   estimated timing of cash flows             (11,482,000)    (12,120,000)     (9,256,000)
                                             ------------    ------------    ------------
Standardized measure of
   discounted future net cash flows          $ 14,762,000    $ 15,972,000    $  9,304,000
                                             ============    ============    ============

(a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

CHANGES IN STANDARIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):

                                                          Year ended March 31,
                                             ---------------------------------------------
                                                 2004            2003            2002
                                             ------------     -----------     ------------
Sales of oil and gas produced,
    net of production costs                    (1,968,000)    $(1,833,000)    $ (1,120,000)
Net changes in price and production costs      (1,697,000)     12,946,000       (7,145,000)
Changes in previously estimated
    development costs                                  --         512,000          (59,000)
Revisions of quantity estimates                   524,000      (5,103,000)      (1,862,000)
Net change due to purchases and sales of
    minerals in place                             681,000          77,000        3,685,000
Extensions and discoveries,
    less related costs                                 --          87,000        2,121,000
Net change in income taxes                        436,000      (2,180,000)       1,183,000
Accretion of discount                           2,077,000       1,193,000        1,599,000
Changes in timing of estimated cash
    flows and other                            (1,263,000)        969,000       (1,283,000)
                                             ------------     -----------     ------------
Changes in standardized measure                (1,210,000)      6,668,000       (2,881,000)

Standardized measure, beginning of year        15,972,000       9,304,000       12,185,000
                                             ------------     -----------     ------------

Standardized measure, end of year             $14,762,000     $15,972,000      $ 9,304,000
                                             ============     ===========     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures and have determined that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required regarding Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2004.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2004.

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

     (a)  3. Exhibits.

Exhibit
Number
------
3.1 Articles of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
3.2   Bylaws  adopted December 5, 2002.
10.1 Stock Option Plan (incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1997).
10.2 Bank Line of Credit (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
21 Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
31.1 Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a -- 14(a) of the Securities Exchange Act of 1934.
31.2 Certification of the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.
32.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          A report on Form 8-K, dated March 24, 2004, was filed by the Company for the year ended March 31, 2004 under Item 5 to provide public disclosure of an agreement to begin a preliminary feasibility study for exploration and development of natural gas reserves in Russia.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   MEXCO ENERGY CORPORATION

                                   Registrant

                                   By:   /s/ Nicholas C. Taylor
                                        ---------------------------------------
                                        Nicholas C. Taylor
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 29, 2004, by the following persons on behalf of the Company and in the capacity indicated.

/s/  Nicholas C. Taylor
---------------------------------------------
     Nicholas C. Taylor
     President, Chief Executive Officer
     and Director

/s/  Donna Gail Yanko
---------------------------------------------
     Donna Gail Yanko
     Vice President, Operations
     and Director

/s/  Tamala L. McComic
---------------------------------------------
     Tamala L. McComic
     Vice President, Treasurer
     and Assistant Secretary

/s/  Thomas Graham, Jr.
---------------------------------------------
     Thomas Graham, Jr.
     Chairman of the Board of Directors

/s/  Thomas R. Craddick
---------------------------------------------
     Thomas R. Craddick
     Director

/s/  William G. Duncan, Jr.
---------------------------------------------
     William G. Duncan, Jr.
     Director

/s/  Arden Grover
---------------------------------------------
     Arden Grover
     Director

/s/  Jack D. Ladd
---------------------------------------------
     Jack D. Ladd
     Director

                                INDEX TO EXHIBITS
                                -----------------
Exhibit
Number  Exhibit                                                    Page
------  ---------------------------------------------------        ----
3.1*    Articles of Incorporation.
3.2***  Bylaws.
10.1**  Stock Option Plan.
10.2*   Bank Line of Credit.
21*     Subsidiaries of the Company.
31.1 Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a -- 14(a) of the Securities Exchange Act of 1934.
31.2 Certification of the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998.
** Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***     Filed with the Company's Annual Report on Form 10-K dated June 29, 2004.