Form 10-Q
period 2004-06-30
MEXCO ENERGY CORP
filed 2004-08-13
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       Or

                Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For the transition period from to

                           Commission File No. 0-6994

                            MEXCO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Colorado                                         84-0627918
----------------------------                       ----------------------
(State or other jurisdiction                           (IRS Employer
    of incorporation)                              Identification Number)

             214 West Texas Avenue, Suite 1101, Midland, Texas 79701
                    (Address of principal executive offices)

                                 (432) 682-1119
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |_| NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         Common Stock, $0.50 par value:
                 1,736,041 shares outstanding at August 12, 2004

                            MEXCO ENERGY CORPORATION

                                Table of Contents

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

  Item 1.  Consolidated Balance Sheets as of June 30, 2004
               (Unaudited) and March 31, 2004                                 3

               Consolidated Statements of Operations (Unaudited) for
               the three months ended June 30, 2004 and June 30, 2003         4

               Consolidated Statements of Cash Flows (Unaudited) for
               the three months ended June 30, 2004 and June 30, 2003         5

               Notes to Unaudited Consolidated Financial Statements           6

  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk    12

  Item 4.      Controls and Procedures                                       12

PART II.  OTHER INFORMATION                                                  13
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
--------------

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,       March 31,
                                                                            2004            2004
                                                                        ------------    ------------
                                                                         (Unaudited)
ASSETS
     Current assets:
        Cash and cash equivalents                                       $     60,260    $     92,795
        Accounts receivable:
           Oil and gas sales                                                 404,972         396,902
           Trade                                                              41,166           3,101
           Related parties                                                     7,614            --
     Prepaid costs and expenses                                               41,889          32,382
                                                                        ------------    ------------
              Total current assets                                           555,901         525,180

     Property and equipment, at cost:
        Oil and gas properties, using
           the full cost method, ($983,680 and $858,602 excluded from amortization as of June 30, 2004 and March 31, 2004,
           respectively)                                                  17,204,738      16,959,560
     Other                                                                    34,542          34,542
                                                                        ------------    ------------
                                                                          17,239,280      16,994,102
     Less accumulated depreciation,
        depletion and amortization                                         9,499,590       9,346,818
                                                                        ------------    ------------

           Property and equipment, net                                     7,739,690       7,647,284
                                                                        ------------    ------------

                                                                        $  8,295,591    $  8,172,464
                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
        Accounts payable - trade                                        $    183,820    $     97,308
        Income tax payable                                                    27,223            --
        Current portion of long-term debt                                       --           443,378
                                                                        ------------    ------------
           Total current liabilities                                         211,043         540,686

     Long-term debt                                                        1,600,000       1,256,622

     Asset retirement obligation                                             416,190         420,665
     Deferred income tax liability                                           517,610         519,272
     Commitments and contingencies                                              --              --

     Stockholders' equity
        Preferred stock - $1 par value;
           10,000,000 shares authorized; none outstanding                       --              --
Common stock - $0.50 par value;
           40,000,000 shares authorized;
           1,766,566 shares issued                                           883,283         883,283
        Additional paid in capital                                         3,797,320       3,784,493
        Retained earnings                                                    999,070         896,368
        Treasury stock, at cost (30,525 shares)                             (128,925)       (128,925)
                                                                        ------------    ------------
        Total stockholders' equity                                         5,550,748       5,435,219
                                                                        ------------    ------------
                                                                        $  8,295,591    $  8,172,464
                                                                        ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                          2004           2003
                                                       ---------      ---------
Operating revenue:
   Oil and gas sales                                   $ 674,995      $ 767,060
   Other                                                   2,008          1,266
                                                       ---------      ---------

      Total operating revenue                            677,003        768,326

Operating costs and expenses:
   Production                                            191,738        268,692
   Accretion of asset retirement obligation                6,820          5,824
   Depreciation, depletion and amortization              152,772        166,219
   General and administrative                            164,419        115,978
                                                       ---------      ---------

      Total operating costs and expenses                 515,749        556,713
                                                       ---------      ---------
                                                         161,254        211,613
Other income and (expenses):
   Interest income                                            53             62
   Interest expense                                      (16,843)       (24,280)
                                                       ---------      ---------

      Net other income and expenses                      (16,790)       (24,218)
                                                       ---------      ---------

Income before income taxes                               144,464        187,395

Income tax expense:  Current                              43,425           --
Income tax expense:  Deferred                             (1,663)        35,635
                                                       ---------      ---------
Income before cumulative effect of
   accounting change                                     102,702        151,760
Cumulative effect of accounting change,
      net of tax                                            --         (102,267)
                                                       ---------      ---------
   Net income                                          $ 102,702      $  49,493
                                                       =========      =========

Net income (loss) per common share:
Basic:
   Income before cumulative effect of
       accounting change                               $    0.06      $    0.09
   Cumulative effect, net of tax                       $    --        $    (.06)
        Net income                                     $    0.06      $    0.03

Diluted:
   Income before cumulative effect of
        accounting change                              $    0.06      $    0.09
   Cumulative effect, net of tax                       $    --        $    (.06)
     Net income                                        $    0.06      $    0.03

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                            2004         2003
                                                         ---------    ---------
Cash flows from operating activities:
     Net income                                          $ 102,702    $  49,493
     Cumulative effect of accounting change,
       net of tax                                             --        102,267
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Increase (decrease) in deferred income taxes         (1,663)      35,635
       Stock-based compensation                             12,827       11,980
       Depreciation, depletion and
           amortization                                    152,772      166,219
       Accretion of asset retirement obligations             6,820        5,824
       (Increase) decrease in
           accounts receivable                             (53,750)      91,525
 Increase in prepaid expenses                               (9,507)     (13,937)
     Increase in accounts payable
       and accrued expenses                                 67,154       54,264
     Increase in income tax payable                         27,223         --
                                                         ---------    ---------
     Net cash provided by operating
           activities                                      304,578      503,270

Cash flows from investing activities:
     Additions to property and equipment                  (237,113)    (174,317)
                                                         ---------    ---------
       Net cash used in investing
       activities                                         (237,113)    (174,317)

Cash flows from financing activities:
     Acquisition of treasury stock                            --         (1,385)
     Payments of capital lease obligations                    --        (20,747)
     Principal payments on long-term debt                 (100,000)    (250,000)
                                                         ---------    ---------
     Net cash used by financing activities                (100,000)    (272,132)
                                                         ---------    ---------

Net increase (decrease) in cash                            (32,535)      56,821

Cash, beginning of the period                               92,795       68,547
                                                         ---------    ---------

Cash, end of period                                      $  60,260    $ 125,368
                                                         =========    =========

Interest paid                                            $  16,754    $  25,642
Income taxes paid                                        $    --      $    --

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of June 30, 2004, and the results of its operations and cash flows for the interim periods ended June 30, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant. For the quarter ending June 30, 2004, the Company recognized $12,827 related to these stock options for independent consultants.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), presents net income and earnings per share information as if expense relating to stock options issued had been determined based on the fair value at the grant dates for all employee awards under the plan:

                                                        Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------

Net income, as reported                             $   102,702     $    49,493
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax                              $   (22,341)    $   (14,399)
                                                    -----------     -----------

Net income, pro forma                               $    80,361     $    35,094
                                                    ===========     ===========

Basic earnings per share:

                  As reported                       $      0.06     $      0.03
                  Pro forma                         $      0.05     $      0.02

Diluted earnings per share:

                  As reported                       $      0.06     $      0.03
                  Pro forma                         $      0.04     $      0.02

Asset Retirement Obligations

The Company's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to 2004 net income was a decrease of $102,267 net of tax, or ($0.06) per share. Additionally, in 2004, the Company recorded an initial asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206.

The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

The current portion of the asset retirement obligation as of June 30, 2004 is $11,780 and is included in accounts payable and other accrued expenses.

Oil and Gas Costs

The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within this fiscal year. Costs excluded from amortization at June 30, 2004 total $828,950 for U.S. properties and $154,730 for Russian properties. The Russian costs in fiscal 2004 and fiscal 2005 were for the feasibility study referred to in Note H to the Company's financial statements in its Annual Report to the SEC on Form 10K.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended June 30, 2004 and 2003.

                                                         Three Months Ended
                                                              June 30
                                                      --------------------------
                                                        2004             2003
                                                      ---------        ---------
Weighted average number of
  common shares outstanding                           1,736,041        1,736,067
Incremental shares from the
  assumed exercise of dilutive
  stock options and warrants                            120,938           24,417
                                                      ---------        ---------
Dilutive potential common shares                      1,856,979        1,760,484
                                                      =========        =========

Options and warrants to purchase 70,000 shares at an average exercise price of $7.54 and 120,000 shares at an average exercise price of $7.25 outstanding at June 30, 2004 and June 30, 2003, respectively, were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common stock of the Company and, therefore, the effect would be antidilutive.

Income Taxes

Current income tax expense for the three months ended June 30, 2004 is $43,425. There is no current income tax expense for the three months ended June 30, 2003 due to a tax loss carryforward of approximately $139,000 from the year ending March 31, 2003.

Long Term Liabilities

Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On July 29, 2004, the borrowing base was redetermined and set at $2,500,000. The maturities of the debt are based on this revised borrowing base. As of June 30, 2004, the balance outstanding under this agreement was $1,600,000 and as of August 1, 2004 was $2,025,000. No principal payments are required for fiscal 2005 based on the revised borrowing base. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

The asset retirement obligation as of June 30, 2004 represents the present value of the Company's estimated asset retirement obligations under SFAS 143.

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

For the first three months of fiscal 2005, cash flow from operations was $304,578 compared to $503,270 for the first three months of fiscal 2004. The cash flow from operations for the first three months of fiscal 2005 included the effects of an increase in accounts receivable and an increase in accounts payable and accrued expenses. Cash of $237,113 was used for additions to property and equipment and cash of $100,000 was used to pay on the line of credit. Accordingly, net cash decreased $32,535.

In March 2004 the Company purchased partially developed royalty interests in Jackson Parish, Louisiana and interests in Limestone County, Texas for approximately $224,000. The properties in Limestone County, operated by XTO Energy, Inc., are in the Cotton Valley formation and contain 23 producing wells and an additional 6 permitted and/or drilling wells. This acreage contains approximately 100 potential undrilled locations on 40 acre spacing. The property in Louisiana, operated by Anadarko and producing from the Lower Cotton Valley formation, contains 3 producing wells and an additional 5 permitted and/or drilling wells. These royalty purchases advanced the Company's primary goal of acquiring natural gas reserves.

In March 2004, the Company signed an agreement in Moscow, Russia to begin a preliminary feasibility study for exploration and development of natural gas reserves in Russia. A team of U.S. and Russia experts commenced a feasibility study of a number of undeveloped natural gas fields located in the vicinity of Gasprom pipelines which serve Russia. Mexco Energy Corporation has set up OBTX, LLC, a Delaware limited liability company, in which Mexco owns a 90% interest with the remaining 10% interest split equally among three individuals, one of which is Arden Grover, a director of Mexco Energy Corporation. OBTX, LLC, plans to participate in any Russian ventures entered into and own a 50% interest subject to obtaining financing.

In August 2004, the Company purchased partially developed royalty interests for $500,000 in Freestone County, Texas. These properties, operated by XTO and Anadarko Energy, Inc., contain 31 producing wells and an additional seven (7) permitted and/or drilling wells in the Cotton Valley formation. This acreage contains approximately 19 potential undrilled locations on 40 acre spacing.

The Company has acquired and also is reviewing several projects for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At June 30, 2004, the Company had working capital of approximately $344,858 compared to a working capital deficit of approximately $15,506 at March 31, 2004, an increase of $360,364 due primarily to the reclassification of the current portion of long-term debt as a result of the borrowing base redetermination.

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base redetermination. On December 15, 2003 the credit agreement was amended with a maturity date of August 15, 2005. The borrowing base was redetermined on this date and set at $1,938,372 with monthly commitment reductions of $45,450 beginning on January 5, 2004. On July 29, 2004, the borrowing base was redetermined and increased to $2,500,000. As of June 30, 2004, the balance outstanding under this agreement was $1,600,000. No principal payments are anticipated to be required for fiscal 2005 based on the revised borrowing base. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties of the Company operates, is also outstanding under the facility. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.00% at June 30, 2004 and 2003). The agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel, or pay cash dividends. The balance outstanding on the line of credit as of August 1, 2004 was $2,025,000.

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

Results of Operations - Three Months Ended June 30, 2004 and 2003

Net income before the cumulative effect of an accounting change decreased from $151,760 for the quarter ended June 30, 2003 to $102,702 for the quarter ended June 30, 2004. The Company recognized a cumulative effect of accounting change of $102,267, net of tax related to the asset retirement obligation effect on prior years for the quarter ended June 30, 2003.

Oil and gas sales decreased from $767,060 for the first quarter of fiscal 2004 to $674,995 for the same period of fiscal 2005. This decrease of 12% or $92,065 resulted from a decrease in production offset partially by an increase in both oil and gas prices. Average gas prices increased from $4.92 per mcf for the first quarter of fiscal 2004 to $5.08 per mcf for the same period of fiscal 2005, while average oil prices increased from $26.90 per bbl for the first quarter of fiscal 2004 to $36.19 for the same period of fiscal 2005. Oil and gas production quantities were 5,518 barrels ("bbls") and 125,649 thousand cubic feet ("mcf") for the first quarter of fiscal 2004 and 3,867 bbls and 105,347 mcf for the same period of fiscal 2005, a decrease of 30% in oil production and a decrease of 16% in gas production, a result of natural decline.

Production costs decreased from $268,692 for the first quarter of fiscal 2004 to $191,738 for the same period of fiscal 2005. This was the result of decreased repairs to operated wells during the quarter and decreased production taxes due to the decrease in oil and gas sales.

General and administrative expenses increased 42% from $115,978 for the first quarter of fiscal 2004 to $164,419 for the same period of fiscal 2005. This is primarily the result of an increase in consulting services, travel and organization costs related to participating in the formation of a Russian Company. These expenses were approximately $36,400 for the quarter.

Depreciation, depletion and amortization based on production and other methods decreased 8%, from $166,219 for the first quarter of fiscal 2004 to $152,772 for the same period of fiscal 2005 primarily due to a decrease in production.

Interest expense decreased 30% from $24,280 for the first quarter of fiscal 2004 to $16,843 for the same period of fiscal 2005, due to decreased borrowings.

Asset Retirement Obligations

The Company's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to 2004 net income was a decrease of $102,267 net of tax, or ($0.06) per share. Additionally, in 2004, the Company recorded an initial asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206.

The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

The following table provides a rollforward of the asset retirement obligations for the current period:

Carrying amount of asset retirement obligations
   as of April 1, 2004                                                $ 420,665
Liabilities incurred                                                        840
Liabilities settled                                                        (355)
Accretion expense                                                         6,820
Revisions in estimated liabilities                                           --
                                                                      ---------
Carrying amount of asset retirement obligations
   as of June 30, 2004                                                $ 427,970
                                                                      =========

The current portion of the asset retirement obligation as of June 30, 2004 is $11,780 and is included in accounts payable and other accrued expenses.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2004, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At June 30, 2004, the Company had an outstanding loan balance of $1,600,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $16,000, based on the outstanding balance at June 30, 2004.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At June 30, 2004, the Company's largest credit risk associated with any single purchaser was $89,411. The Company has not experienced any significant credit losses.

Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. The Company cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's ability to obtain capital for the Company's exploration and development activities and may require a reduction in the carrying value of the Company's oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources.

                         Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Board of Directors has adopted a policy designated to establish disclosure controls and procedures that are adequate to provide reasonable assurance that we will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in our reports to the SEC and other communications with our stockholders. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

      With respect to our disclosure controls and procedures:

      o We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report;

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

      None.

Item 2. Changes in securities

      None.

Item 3. Defaults upon senior securities

      None.

Item 4. Submission of matters to a vote of security holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1  Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2  Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1 Certification by the Chief Executive Officer of Mexco Energy Corporation pursuant to 18 U.S.C.ss.1350

32.2 Certification by the Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C.ss.1350

Reports on Form 8-K

Form 8-K filed August 4, 2004 pursuant to Item 5, announcing royalty purchase in Freestone County.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEXCO ENERGY CORPORATION
                                        (Registrant)

Dated: August 12, 2004                  /s/ Nicholas C. Taylor
                                        ----------------------------------------
                                        Nicholas C. Taylor
                                        President

Dated: August 12, 2004                  /s/ Tamala L. McComic
                                        --------------------------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer and Assistant
                                          Secretary