Form 10-Q
period 2004-09-30
MEXCO ENERGY CORP
filed 2004-11-15
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                         Common Stock, $0.50 par value:
                1,733,041 shares outstanding at November 5, 2004

                            MEXCO ENERGY CORPORATION

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Consolidated Balance Sheets as
            of September 30, 2004 (Unaudited) and March 31, 2004              3

            Consolidated Statements of Operations (Unaudited) for the
            three and six months ended September 30, 2004 and
            September 30, 2003                                                4

            Consolidated Statements of Cash Flows (Unaudited) for the
            six months ended September 30, 2004 and September 30, 2003        5

            Notes to Unaudited Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

   Item 4.  Controls and Procedures                                          13

PART II.  OTHER INFORMATION                                                  14

   Item 1.  Legal Proceedings
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                   15

CERTIFICATIONS                                                               21

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,     March 31,
                                                              2004            2004
                                                          ------------    ------------
                                                          (Unaudited)
ASSETS
------
   Current assets:
      Cash and cash equivalents                           $     84,350    $     92,795
      Accounts receivable:
         Oil and gas sales                                     369,337         396,902
         Trade                                                  25,008           3,101
         Related parties                                         4,131              --
         Prepaid costs and expenses                             31,754          32,382
                                                          ------------    ------------
            Total current assets                               514,580         525,180

   Investment in GazTex, LLC                                    20,509              --

   Property and equipment, at cost:
      Oil and gas properties, using the full
         cost method, ($1,066,670 and $858,602
         excluded from amortization as of
         September 30, 2004 and March 31, 2004,
         respectively)                                      17,754,015      16,959,560
   Other                                                        36,063          34,542
                                                          ------------    ------------
                                                            17,790,078      16,994,102
   Less accumulated depreciation,
      depletion and amortization                             9,619,870       9,346,818
                                                          ------------    ------------

      Property and equipment, net                            8,170,208       7,647,284
                                                          ------------    ------------

                                                          $  8,705,297    $  8,172,464
                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

   Current liabilities:
         Accounts payable - trade                         $    119,141    $     97,308
         Income tax payable                                     97,230              --
         Current portion of long-term debt                          --         443,378
                                                          ------------    ------------
            Total current liabilities                          216,371         540,686

   Long-term debt                                            1,875,000       1,256,622

   Asset retirement obligation                                 397,792         420,665
   Deferred income tax liability                               532,817         519,272
   Commitments and contingencies                                    --              --
   Minority Interest                                             2,051              --


   Stockholders' equity
      Preferred stock - $1 par value;
         10,000,000 shares authorized; none outstanding             --              --
      Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,766,566 shares issued                               883,283         883,283
      Additional paid in capital                             3,808,779       3,784,493
      Retained earnings                                      1,118,129         896,368
      Treasury stock, at cost (30,525 shares)                 (128,925)       (128,925)
                                                          ------------    ------------
      Total stockholders' equity                             5,681,266       5,435,219
                                                          ------------    ------------
                                                          $  8,705,297    $  8,172,464
                                                          ============    ============

                   The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                 Three Months Ended               Six Months Ended
                                                    September 30                    September 30
                                                2004            2003            2004            2003
                                            ------------    ------------    ------------    ------------
Operating revenue:
   Oil and gas sales                        $    722,452    $    768,852    $  1,397,447    $  1,535,912
   Other                                           3,174           1,859           5,182           3,125
                                            ------------    ------------    ------------    ------------
      Total operating revenue                    725,626         770,711       1,402,629       1,539,037

Operating costs and expenses:
   Oil and gas production                        206,226         241,168         397,964         509,860

   Accretion expense                               6,432           5,912          13,253          11,736
   Depreciation, depletion
      and amortization                           120,280         170,695         273,052         336,914
   General and administrative                    167,528         156,644         331,947         272,622
                                            ------------    ------------    ------------    ------------
      Total operating costs
         and expenses                            500,466         574,419       1,016,216       1,131,132
                                            ------------    ------------    ------------    ------------

                                                 225,160         196,292         386,413         407,905
Other income and (expenses):
   Interest income                                    77              55             130             117
   Interest expense                              (20,963)        (20,860)        (37,806)        (45,140)
                                            ------------    ------------    ------------    ------------

      Net other income and expenses              (20,886)        (20,805)        (37,676)        (45,023)
                                            ------------    ------------    ------------    ------------

Income before income taxes                       204,274         175,487         348,737         362,882

Income tax expense:
   Current                                        70,006              --         113,431              --
   Deferred                                       15,208          57,017          13,545          92,652
                                            ------------    ------------    ------------    ------------
                                                  85,214          57,017         126,976          92,652
                                            ------------    ------------    ------------    ------------
Income before cumulative effect
   of accounting change                          119,060         118,470         221,761         270,230
Cumulative effect of accounting
   change, net of tax                                 --              --              --        (102,267)
                                            ------------    ------------    ------------    ------------
   Net income                               $    119,060    $    118,470    $    221,761    $    167,963
                                            ============    ============    ============    ============

Net income (loss) per common share:
Basic:
   Income before cumulative effect
      of accounting change                  $       0.07    $       0.07    $       0.13    $       0.16
   Cumulative effect, net of tax            $         --    $         --    $         --    $      (0.06)
   Net income                               $       0.07    $       0.07    $       0.13    $       0.10

Diluted:
   Income before cumulative effect
      of accounting change                  $       0.07    $       0.06    $       0.12    $       0.15
   Cumulative effect, net of tax            $         --    $         --    $         --    $      (0.06)
   Net income                               $       0.07    $       0.06    $       0.12    $       0.09

Pro forma amounts assuming, the new
method of accounting for asset retirement
obligations is applied retroactively:
   Net Income                               $    119,060    $    118,470    $    221,761    $    270,230
      Basic earnings per share              $       0.07    $       0.07    $       0.13    $       0.16
      Diluted earnings per share            $       0.07    $       0.06    $       0.12    $       0.15

                    The accompanying note is an integral part of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                          2004          2003
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  221,761    $  167,963
   Cumulative effect of accounting change,
      net of tax                                               --       102,267
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Increase in deferred income taxes                    13,545        92,651
      Stock-based compensation                             24,286        20,991
      Depreciation, depletion and
         amortization                                     273,052       336,914
      Accretion of asset retirement obligations            13,253        11,736
      Decrease in accounts receivable                       1,527       152,572
      (Increase)decrease in prepaid expenses                  628       (27,204)
   Increase in accounts payable
      and accrued expenses                                 13,910        20,253
   Increase in income tax payable                          97,230            --
                                                       ----------    ----------
   Net cash provided by operating
      activities                                          659,192       878,143

Cash flows from investing activities:
   Additions to property and equipment                   (824,179)     (430,209)
                                                       ----------    ----------
      Net cash used in investing
      activities                                         (824,179)     (430,209)

Cash flows from financing activities:
   Acquisition of treasury stock                               --        (1,385)
   Investment in subsidiary (GazTex, LLC)                 (18,458)           --
   Payments of capital lease obligations                       --       (42,668)
   Long-term borrowings                                   425,000            --
   Principal payments on long-term debt                  (250,000)     (400,000)
                                                       ----------    ----------
   Net cash (used in) provided by
      financing activities                                156,542      (444,053)
                                                       ----------    ----------

Net increase (decrease) in cash                            (8,445)        3,881

Cash, beginning of the period                              92,795        68,547
                                                       ----------    ----------

Cash, end of period                                    $   84,350    $   72,428
                                                       ==========    ==========

Interest paid                                          $   36,040    $   47,138
Income taxes paid                                      $       --    $       --


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of September 30, 2004, and the results of its operations and cash flows for the interim periods ended September 30, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiary. Mexco Energy Corporation owns a 90% interest in OBTX, LLC which is consolidated herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation
------------------------

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant. For the six months ending September 30, 2004, the Company recognized $24,286 related to these stock options for independent consultants.

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

                                     Three Months Ended           Six Months Ended
                                        September 30,               September 30,
                                     2004          2003          2004          2003
                                  ----------    ----------    ----------    ----------
Net income, as reported           $  119,060    $  118,470    $  221,761    $  167,963
Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax            $  (21,693)   $  (25,667)   $  (44,034)   $  (40,066)
                                  ----------    ----------    ----------    ----------

Net income, pro forma             $   97,367    $   92,803    $  177,727    $  127,897
                                  ==========    ==========    ==========    ==========
Basic earnings per share:

                  As reported     $     0.07    $     0.07    $     0.13    $     0.10
                  Pro forma       $     0.06    $     0.05    $     0.10    $     0.07

Diluted earnings per share:

                  As reported     $     0.07    $     0.06    $     0.12    $     0.09
                  Pro forma       $     0.06    $     0.05    $     0.10    $     0.07

Long Term Assets
----------------

The Company's long term assets consist of an investment in GazTex, LLC, a Russian Company owned 50% by OBTX, LLC. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of which is Arden Grover, a director of Mexco Energy Corporation.

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

The following table provides a rollforward of the asset retirement obligations for the current period:

Carrying amount of asset retirement obligations
   as of April 1, 2004                                               $ 420,665
Liabilities incurred                                                     1,469
Liabilities settled                                                    (25,815)
Accretion expense                                                       13,253
                                                                     ---------
Carrying amount of asset retirement obligations
   as of September 30, 2004                                          $ 409,572
                                                                     =========

The current portion of the asset retirement obligation as of September 30, 2004 is $11,780 and is included in accounts payable and other accrued expenses.

Oil and Gas Costs
-----------------

The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within this fiscal year. Costs excluded from amortization at September 30, 2004 total $874,978 for U.S. properties and $191,692 for Russian properties. The Russian costs in fiscal 2004 and fiscal 2005 were for the feasibility study referred to in Note H to the Company's financial statements in its Annual Report to the SEC on Form 10K.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended September 30, 2004 and 2003.

                                         Three Months Ended         Six Months Ended
                                            September 30              September 30
                                         2004         2003         2004         2003
                                      ----------   ----------   ----------   ----------
Weighted average number of
   common shares outstanding           1,736,041    1,736,041    1,736,041    1,736,054
Incremental shares from the
   assumed exercise of dilutive
   stock options                          95,291       98,006      108,114       67,102
                                      ----------   ----------   ----------   ----------
   Dilutive potential common shares    1,831,332    1,834,047    1,844,155    1,803,156
                                      ==========   ==========   ==========   ==========

Options and warrants to purchase 110,000 shares at an average exercise price of $7.24 and 70,000 shares at an average exercise price of $7.61 outstanding at September 30, 2004 and September 30, 2003, respectively, were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common stock of the Company and, therefore, the effect would be antidilutive.

Income Taxes
------------

Current income tax expense for the three and six months ended September 30, 2004 is $70,006 and $113,431, respectively. There is no current income tax expense for the three or six months ended September 30, 2003 due to a tax loss carryforward of approximately $139,000 from the year ending March 31, 2003.

Long Term Liabilities
---------------------

Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On July 29, 2004, the borrowing base was redetermined and set at $2,500,000. As of September 30, 2004, the balance outstanding under this agreement was $1,875,000. No principal payments are required for fiscal 2005 based on the revised borrowing base. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

The asset retirement obligation as of September 30, 2004 represents the present value of the Company's estimated asset retirement obligations under SFAS 143.

Accounting Pronouncements
-------------------------

In September, 2004 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. This pronouncement will also require these companies to exclude any future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. This standard will also require these companies to disclose the impact of their asset retirement obligations on their oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. The Company will adopt the provisions of this pronouncement in the third quarter of fiscal 2005 and is currently evaluating the impact, if any, on the Company's consolidated financial statements.


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

For the first six months of fiscal 2005, cash flow from operations was $659,192 compared to $878,143 for the first six months of fiscal 2004. The cash flow from operations for the first six months of fiscal 2005 included the effects of a decrease in accounts receivable and prepaid expenses and an increase in accounts payable and accrued expenses. Long-term borrowings provided $175,000, net of repayments on the line of credit. Cash of $824,179 was used for additions to property and equipment. Accordingly, net cash decreased $8,445.

In August 2004, the Company purchased partially developed royalty interests in Freestone County, Texas for $500,000. These properties, operated by XTO and Anadarko Energy, Inc., contain 31 producing wells and an additional seven permitted and/or drilling wells in the Cotton Valley formation. This acreage contains approximately 19 potential undrilled locations on 40 acre spacing.

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

In March 2004, the Company signed an agreement in Moscow, Russia to begin a preliminary feasibility study for exploration and development of oil and natural gas reserves in Russia. A team of U.S. and Russia experts commenced a feasibility study of a number of partially developed oil and natural gas fields located in Russia. Mexco Energy Corporation has formed OBTX, LLC, a Delaware limited liability company, in which Mexco owns a 90% interest with the remaining 10% interest split equally among three individuals, one of which is Arden Grover, a director of Mexco Energy Corporation. OBTX, LLC, plans to participate in any Russian ventures entered into and own a 50% interest subject to obtaining financing and owns a 50% interest in a recently formed Russian Company, GazTex LLC.

The Company has acquired and also is reviewing several projects in the United States for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At September 30, 2004, the Company had working capital of approximately $298,209 compared to a working capital deficit of approximately $15,506 at March 31, 2004, an increase of $313,715 due primarily to the reclassification of the current portion of long-term debt as a result of the borrowing base redetermination.

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base redetermination. On December 15, 2003 the credit agreement was amended with a maturity date of August 15, 2005, which was later extended to October 1, 2005. The borrowing base was redetermined on this date and set at $1,938,372 with monthly commitment reductions of $45,450 beginning on January 5, 2004. On July 29, 2004, the borrowing base was redetermined and increased to $2,500,000, with no monthly commitment reductions. As of September 30, 2004, the balance outstanding under this agreement was $1,875,000. No principal payments are anticipated to be required for fiscal 2005 based on the revised borrowing base. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (4.75% and 4.00% at September 30, 2004 and 2003, respectively). The agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel, or pay cash dividends. The balance outstanding on the line of credit as of November 1, 2004 was $1,850,000.

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

Results of Operations - Three Months Ended September 30, 2004 and 2003
----------------------------------------------------------------------

Net income increased from a net profit of $118,470 for the quarter ended September 30, 2003 to a net profit of $119,060 for the quarter ended September 30, 2004. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $768,852 for the second quarter of fiscal 2004 to $722,452 for the same period of fiscal 2005. This decrease of 6% or $46,400 resulted primarily from a decrease in both oil and gas production, offset partially by higher oil and gas prices. Average gas prices increased 21%, from $4.73 per mcf for the second quarter of fiscal 2004 to $5.71 per mcf for the same period of fiscal 2005, while average oil prices increased 42%, from $28.66 per bbl for the second quarter of fiscal 2004 to $40.72 for the same period of fiscal 2005. Oil and gas production quantities were 5,627 barrels ("bbls") and 128,560 thousand cubic feet ("mcf") for the second quarter of fiscal 2004 and 4,137 bbls and 96,981 mcf for the same period of fiscal 2005, a decrease of 26% in oil production and a decrease of 25% in gas production.

Production costs decreased 14% from $241,168 for the second quarter of fiscal 2004 to $206,226 for the same period of fiscal 2005. This was primarily due to the decrease in production taxes and other charges as a result of a decrease in sales for the quarter combined with a decrease in repairs and maintenance to operated wells during the quarter.

General and administrative expenses increased 7% from $156,644 for the second quarter of fiscal 2004 to $167,528 for the same period of fiscal 2005. This is primarily the result of an increase in consulting services, travel and organization costs related to participating in the formation of a Russian company.

Depreciation, depletion and amortization based on production and other methods decreased 30%, from $170,695 for the second quarter of fiscal 2004 to $120,280 for the same period of fiscal 2005 primarily due to decreased production combined with an increase in company reserves from the royalties purchased in August 2004.

Interest expense increased less than 1% from $20,860 for the second quarter of fiscal 2004 to $20,963 for the same period of fiscal 2005 primarily as a result of the increase in interest rates during the second quarter of fiscal 2005.

Results of  Operations - Six Months Ended  September  30, 2004 and September 30,
--------------------------------------------------------------------------------
2003
----

Net income before the cumulative effect of an accounting change decreased 18%, from a net profit of $270,230 for the six months ended September 30, 2003 to a net profit of $221,761 for the six months ended September 30, 2004. Individual categories of income and expense are discussed below.

Oil and gas sales decreased 9% from $1,535,912 for the six months ended September 30, 2004 to $1,397,447 for the same period of fiscal 2005. This decrease of 9% or $138,465 resulted primarily from a decrease in both oil and gas production, offset partially by higher oil and gas prices. Average gas prices increased 12%, from $4.82 per mcf for the first six months of fiscal 2004 to $5.38 per mcf for fiscal 2005, and average oil prices increased 39%, from $27.79 per bbl for the first six months of fiscal 2004 to $38.54 for fiscal 2005. Oil and gas production quantities were 11,146 bbls and 254,209 mcf for the first six months of fiscal 2004 and 8,004 bbls and 202,328 mcf for fiscal 2005, a decrease of 28% and 20%, respectively.

Production costs decreased 22% from $509,860 for the six months ended September 30, 2004 to $397,964 for the same period of fiscal 2005. This was primarily due to the decrease in production taxes and other charges as a result of a decrease in sales combined with a decrease in repairs and maintenance to operated wells during the first and second quarters of fiscal 2005.

Depreciation, depletion and amortization based on production and other methods decreased 19%, from $336,914 for the first six months of fiscal 2004 to $273,052 for the same period of fiscal 2005 primarily due to decreased production combined with an increase in company reserves from the royalties purchased in August 2004.

Interest expense decreased 16% from $45,140 for the first six months of fiscal 2004 to $37,806 for the same period of fiscal 2005 primarily as a result of lesser borrowings.

General and administrative expenses increased 22% from $272,622 for the first six months of fiscal 2004 to $331,947 for the same period of fiscal 2005. This is primarily the result of an increase in consulting services, travel and organization costs related to participating in the formation of a Russian company. These expenses were approximately $59,065 for the six-month period.

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

The following table provides a rollforward of the asset retirement obligations for the current period:

Carrying amount of asset retirement obligations
   as of April 1, 2004                                    $  420,665
Liabilities incurred                                           1,469
Liabilities settled                                          (25,815)
Accretion expense                                             13,253
                                                          ----------
Carrying amount of asset retirement obligations
   as of September 30, 2004                               $  409,572
                                                          ==========

The current portion of the asset retirement obligation as of September 30, 2004 is $11,780 and is included in accounts payable and other accrued expenses.

New Accounting Pronouncements
-----------------------------

In September, 2004 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. This pronouncement will also require these companies to exclude any future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. This standard will also require these companies to disclose the impact of their asset retirement obligations on their oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. The Company will adopt the provisions of this pronouncement in the third quarter of fiscal 2005 and is currently evaluating the impact, if any, on our consolidated financial statements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2004, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At September 30, 2004, the Company had an outstanding loan balance of $1,875,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $18,750, based on the outstanding balance at September 30, 2004.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At September 30, 2004, the Company's largest credit risk associated with any single purchaser was $98,498. The Company has not experienced any significant credit losses.

Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond Company control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. The Company cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's ability to obtain capital for the Company's exploration and development activities and may require a reduction in the carrying value of the Company's oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources.

                         ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Mexco's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2004. In addition, there has been no significant change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
         -----------------

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

14.    Code of Business Conduct and Ethics

31.1   Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2   Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1 Certification by the Chief Executive Officer of Mexco Energy Corporation pursuant to 18 U.S.C. ss.1350

32.2 Certification by the Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. ss.1350


REPORTS ON FORM 8-K

Form 8-K filed October 27, 2004 pursuant to Item 8.01, announcing stock purchase for the treasury account.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MEXCO ENERGY CORPORATION
                                         (Registrant)


Dated: November 9, 2004                  /s/ Nicholas C. Taylor
                                         --------------------------------------
                                         Nicholas C. Taylor
                                         President



Dated: November 9, 2004                  /s/ Tamala L. McComic
                                         --------------------------------------
                                         Tamala L. McComic
                                         Vice President, Treasurer and Assistant
                                         Secretary