Form 10-Q
period 2004-12-31
MEXCO ENERGY CORP
filed 2005-02-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES _____ NO X


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         Common Stock, $0.50 par value:
                1,733,041 shares outstanding at February 8, 2005

                            MEXCO ENERGY CORPORATION


                                Table of Contents
                                -----------------

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION
------------------------------

      Item 1.   Consolidated Balance Sheets as of December 31, 2004
                (Unaudited) and March 31, 2004                                        3

                Consolidated Statements of Operations (Unaudited) for the
                three and nine months ended December 31, 2004 and
                December 31, 2003                                                     4

                Consolidated Statements of Cash Flows (Unaudited) for the
                nine months ended December 31, 2004 and December 31, 2003             5

                Notes to Unaudited Consolidated Financial Statements                  6

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                            10

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk           14

      Item 4.   Controls and Procedures                                              14


PART II.  OTHER INFORMATION                                                          15

      Item 1.   Legal Proceedings
      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
      Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                           15


CERTIFICATIONS                                                                       16

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,        March 31,
                                                               2004              2004
                                                               ----              ----
                                                           (Unaudited)
ASSETS
------
   Current assets:
      Cash and cash equivalents                            $     76,450      $     92,795
      Accounts receivable:
        Oil and gas sales                                       422,282           396,902
        Trade                                                    28,375             3,101
        Related parties                                             793                --
        Prepaid costs and expenses                               30,382            32,382
                                                           ------------      ------------
         Total current assets                                   558,282           525,180

   Investment in GazTex, LLC                                     20,509                --
   Long-term receivable from GazTex, LLC                        253,584                --

   Property and equipment, at cost:
      Oil and gas properties, using the full
        cost method, ($898,247 and $858,602
        excluded from amortization as of
        December 31, 2004 and March 31, 2004,
        respectively)                                        17,634,429        16,959,560
   Other                                                         36,522            34,542
                                                           ------------      ------------
                                                             17,670,951        16,994,102
   Less accumulated depreciation,
      depletion and amortization                              9,761,634         9,346,818
                                                           ------------      ------------
        Property and equipment, net                           7,909,317         7,647,284
                                                           ------------      ------------
                                                           $  8,741,692      $  8,172,464
                                                           ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current liabilities:
      Accounts payable and other accrued expenses          $     99,124      $     97,308
      Income tax payable                                         85,781                --
      Current portion of long-term debt                              --           443,378
                                                           ------------      ------------
        Total current liabilities                               184,905           540,686

   Long-term debt                                             1,675,000         1,256,622

   Asset retirement obligation                                  382,748           420,665
   Deferred income tax liability                                620,387           519,272
   Commitments and contingencies                                     --                --
   Minority interest                                             20,990                --

   Stockholders' equity
      Preferred stock - $1 par value;
        10,000,000 shares authorized; none outstanding               --                --
      Common stock - $0.50 par value;
        40,000,000 shares authorized;
        1,766,566 shares issued                                 883,283           883,283
      Additional paid in capital                              3,818,467         3,784,493
      Retained earnings                                       1,301,483           896,368
      Treasury stock, at cost (33,525 and 30,525
      shares as of December 31, 2004 and March 31,
      2004, respectively)                                      (145,571)         (128,925)
                                                           ------------      ------------
      Total stockholders' equity                              5,857,662         5,435,219
                                                           ------------      ------------
                                                           $  8,741,692      $  8,172,464
                                                           ============      ============

                    The accompanying note is an integral part
                    Of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months ended December 31, 2004 and 2003
                                   (Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                           December 31                      December 31
                                                      2004             2003            2004              2003
                                                      ----             ----            ----              ----
Operating revenue:
   Oil and gas sales                              $   774,966      $   650,783      $ 2,172,413      $ 2,186,694
   Other                                                  372            1,178            5,555            4,304
                                                  -----------      -----------      -----------      -----------
      Total operating revenue                         775,338          651,961        2,177,968        2,190,998

Operating costs and expenses:
   Oil and gas production                             206,493          237,895          604,458          747,755

   Accretion expense                                    5,824            6,068           19,077           17,804
   Depreciation, depletion
      and amortization                                141,764          162,709          414,816          499,623
   General and administrative                         134,037          121,719          465,984          394,341
                                                  -----------      -----------      -----------      -----------
      Total operating costs
          and expenses                                488,118          528,391        1,504,335        1,659,523
                                                  -----------      -----------      -----------      -----------
                                                      287,220          123,570          673,633          531,475
Other income and (expenses):
   Interest income                                        107               53              238              170
   Interest expense                                   (23,309)         (22,332)         (61,115)         (67,473)
                                                  -----------      -----------      -----------      -----------
      Net other income and expenses                   (23,202)         (22,279)         (60,877)         (67,303)
                                                  -----------      -----------      -----------      -----------
Income before income taxes                            264,018          101,291          612,756          464,172

Income tax expense:
      Current                                          (6,910)          16,322          106,522           16,322
      Deferred                                         87,569           27,714          101,114          120,365
                                                  -----------      -----------      -----------      -----------
                                                       80,659           44,036          207,636          136,687
                                                  -----------      -----------      -----------      -----------
Income before cumulative effect
   of accounting change                               183,359           57,255          405,120          327,485
Cumulative effect of accounting
   change, net of tax                                      --               --               --         (102,267)
                                                  -----------      -----------      -----------      -----------
      Net income                                  $   183,359      $    57,255      $   405,120      $   225,218
                                                  ===========      ===========      ===========      ===========
Net income (loss) per common share:
Basic:
   Income before cumulative effect
    of accounting change                          $      0.11      $      0.03      $      0.23      $      0.19
   Cumulative effect, net of tax                  $        --      $        --      $        --      $     (0.06)
  Net income                                      $      0.11      $      0.03      $      0.23      $      0.13

Diluted:
   Income before cumulative effect
    of accounting change                          $      0.10      $      0.03      $      0.22      $      0.18
   Cumulative effect, net of tax                  $        --      $        --      $        --      $     (0.06)
  Net income                                      $      0.10      $      0.03      $      0.22      $      0.12

Pro forma amounts assuming, the
new method of accounting for asset retirement
obligations is applied retroactively:
   Net income                                     $   183,359      $    57,225        $ 405,120      $   327,485
      Basic earnings per share                    $      0.11      $      0.03      $      0.23      $      0.19
      Diluted earnings per share                  $      0.10      $      0.03      $      0.22      $      0.18

                    The accompanying note is an integral part
                    Of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended December 31, 2004 and 2003
                                   (Unaudited)

                                                            2004              2003
                                                            ----              ----
Cash flows from operating activities:
     Net income                                         $   405,120      $   225,218
     Cumulative effect of accounting change,
       net of tax                                                --          102,267
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Increase in deferred income taxes                    101,115          120,365
       Stock-based compensation                              33,973           32,915
       Depreciation, depletion and
           amortization                                     414,816          499,623
       Accretion of asset retirement obligations             19,077           17,804
       (Increase)decrease in accounts receivable            (51,447)         202,061
       (Increase)decrease in prepaid expenses                 2,000          (14,703)
       Increase(decrease)in accounts payable
           and accrued expenses                              (2,215)         (25,643)
       Increase in income tax payable                        85,781           16,322
                                                        -----------      -----------
     Net cash provided by operating
           activities                                     1,008,220        1,176,229

Cash flows from investing activities:
     Additions to property and equipment                   (729,816)        (627,735)
     Increase in long-term receivable (GazTex, LLC)        (253,584)              --
     Investment in subsidiary (GazTex, LLC)                 (20,509)              --
                                                        -----------      -----------
       Net cash used in investing
       activities                                        (1,003,909)        (627,735)

Cash flows from financing activities:
     Acquisition of treasury stock                          (16,646)          (1,385)
     Payments of capital lease obligations                       --          (58,371)
     Long-term borrowings                                   425,000               --
     Minority interest contribution                          20,990               --
     Principal payments on long-term debt                  (450,000)        (480,000)
                                                        -----------      -----------
     Net cash used in financing activities                  (20,656)        (539,756)
                                                        -----------      -----------

Net increase (decrease) in cash                             (16,345)           8,738

Cash, beginning of the period                                92,795           68,547
                                                        -----------      -----------
Cash, end of period                                     $    76,450      $    77,285
                                                        ===========      ===========
Interest paid                                           $    58,445      $    69,473
Income taxes paid                                       $     4,538      $        --

                    The accompanying note is an integral part
                    Of the consolidated financial statements.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A.    Organization and Significant Accounting Policies
------     ------------------------------------------------


Organization and Basis of Presentation
--------------------------------------

Mexco Energy Corporation, a Colorado corporation, was organized in 1972 and maintains its principal office in Midland, Texas. The Company, its wholly owned subsidiary, Forman Energy Corporation, a New York corporation, and its 90% owned subsidiary, OBTX, LLC, a Delaware Limited Liability Company, (collectively the "Company") are engaged in the acquisition, exploration, development and production of oil and gas. While the Company owns producing properties and undeveloped acreage in eleven states, the majority of its activities are centered in the Permian Basin of West Texas. Although most of the Company's oil and gas interests are operated by others, the Company operates a number of properties in which it owns an interest.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of December 31, 2004, and the results of its operations and cash flows for the interim periods ended December 31, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in these financial statements. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves, the related present value of estimated future net cash flows and the future development, dismantlement and abandonment costs all of which affect the depreciation, depletion and amortization calculation on the Company's financial statements. Actual future production and quantities of recoverable oil and gas reserves most likely will vary from those estimated which may in turn adversely affect the Company's cash flow, results of operations and the availability of capital resources.

Stock-based Compensation
------------------------

The Company accounts for employee stock option grants in accordance with

Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant. For the nine months ended December 31, 2004, the Company recognized expense of $33,973 related to these stock options awarded to independent consultants.

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

                                        Three Months Ended                Nine Months Ended
                                            December 31,                     December 31,
                                      2004              2003              2004             2003
                                      ----              ----              ----             ----
Net income, as reported             $   183,359      $   57,255      $   405,120      $   225,218
Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax                  (23,362)        (25,563)         (67,396)         (61,578)
                                    -----------      ----------      -----------      -----------
Net income, pro forma               $   159,997      $   31,692      $   337,724      $   163,640
                                    ===========      ==========      ===========      ===========
Basic earnings per share:

            As reported             $      0.11      $     0.03      $      0.23      $      0.13
            Pro forma               $      0.09      $     0.02      $      0.19      $      0.09

Diluted earnings per share:

            As reported             $      0.10      $     0.03      $      0.22      $      0.12
            Pro forma               $      0.09      $     0.02      $      0.18      $      0.09


Long Term Assets
----------------

The Company's long-term assets consist of an investment in, and a long-term receivable from, GazTex, LLC, a Russian company owned 50% by OBTX, LLC. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. The geological and geophysical costs associated with the evaluation of Russian properties have been paid by the Company and are recorded as a long-term receivable from GazTex, LLC. GazTex, LLC was formed during fiscal 2005 and through December 31, 2004 has no operations other than the evaluation activity.

Asset Retirement Obligations
----------------------------

The Company's asset retirement obligations relate to the future plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to 2004 net income was a decrease of $102,267 net of tax, or ($0.06) per share. Additionally, in 2004, the Company recorded an initial asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206.

The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

The following table provides a rollforward of the asset retirement obligations for the current period:

Carrying amount of asset retirement obligations
   as of April 1, 2004                              $ 420,665
Liabilities incurred                                    1,716
Liabilities settled                                   (41,210)
Accretion expense                                      19,077
                                                    ---------
Carrying amount of asset retirement obligations
   as of December 31, 2004                          $ 400,248
                                                    =========

The current portion of the asset retirement obligation as of December 31, 2004 is $17,500 and is included in accounts payable and other accrued expenses.

Oil and Gas Costs
-----------------

The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be by December 31, 2005. Costs excluded from amortization at December 31, 2004 total $898,247 for U.S. properties.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine-month periods ended December 31, 2004 and 2003.

                                     Three Months Ended            Nine Months Ended
                                         December 31                  December 31
                                         -----------                  -----------
                                      2004         2003          2004           2003
                                      ----         ----          ----           ----
Weighted average number of
  common shares outstanding        1,733,758     1,736,041     1,735,277     1,736,049
Incremental shares from the
  assumed exercise of dilutive
  stock options                       57,249       130,809        91,159        88,338
                                   ---------     ---------     ---------     ---------
                                   1,791,007     1,866,850     1,826,436     1,824,387
                                   =========     =========     =========     =========

Options to purchase 159,000 shares at an average exercise price of $6.87 and options and warrants to purchase 10,000 shares at an average exercise price of $7.00 outstanding at December 31, 2004 and December 31, 2003, respectively, were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common stock of the Company and, therefore, the effect would be antidilutive.

Warrants issued December 5, 2002 to purchase 107,500 shares of common stock at an exercise price of $5.00 expired December 5, 2004.

Income Taxes
------------

The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. Current income tax expense (benefit) for the three and nine months ended December 31, 2004 is ($6,910) and $106,522, respectively. Current income tax expense for the three and nine months ended December 31, 2003 is $16,322. The 2003 current tax expense was reduced by applying the tax loss carry forward of approximately $139,000 from the year ending March 31, 2003. The Company's effective income tax rate increased to 34% for the nine months ended December 31, 2004 from 24% for the year ended March 31, 2004. The year ended March 31, 2004 included a tax benefit for depletion in excess of basis as well as the effect of graduated rates.

Stockholders' Equity
--------------------

During the nine month period ended December 31, 2004, the Company paid $16,646 to purchase 3,000 shares of its common stock for treasury.

Long Term Liabilities
---------------------

Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On July 29, 2004, the borrowing base was redetermined and set at $2,500,000. As of December 31, 2004, the balance outstanding under this agreement was $1,675,000. No principal payments are required through December 31, 2005 based on the revised borrowing base. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

The asset retirement obligation as of December 31, 2004 represents the present value of the Company's estimated asset retirement obligations under SFAS 143.

Accounting Pronouncements
-------------------------

Staff Accounting Bulletin ("SAB") No. 106, regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method was issued in September 2004. SAB 106 provided an interpretation of how a company, after adopting Statement 143, should compute the full cost ceiling to avoid double counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and have no material financial impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) which eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Opinion 25 and discloses the effect on net income and earnings per share had compensation cost for the plans been determined based on the fair value of the options on the grant date. See Note A (Stock Based Compensation) to the Unaudited Consolidated Financial Statements. The Company is currently evaluating the effects of the transition to the fair value method as required in SFAS 123R, which will be effective for the Company beginning July 1, 2005.

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

For the first nine months of fiscal 2005, cash flow from operations was $1,029,210 compared to $1,176,229 for the first nine months of fiscal 2004. The cash flow from operations for the first nine months of fiscal 2005 included the effects of an increase in accounts receivable and an increase in income tax payable. Cash of $729,816 was used for additions to property and equipment and cash of $16,646 was used for the acquisition of treasury stock. Cash of $25,000, net of borrowings, was used to reduce the balance outstanding on the Company's line of credit. Accordingly, net cash decreased $16,345.

In January 2005, the Company purchased partially developed royalty interests for $550,000. The majority of the wells are located in Freestone and Limestone Counties, Texas and operated by Anadarko Petroleum, XTO, and Devon Energy. These properties contain 71 producing wells and an additional nine (9) permitted and/or drilling wells in the Cotton Valley formation. This acreage contains approximately 83 potential undeveloped locations, which would be principally Cotton Valley infill wells.

In August 2004, the Company purchased partially developed royalty interests in Freestone County, Texas for $500,000. These properties, operated by XTO and Anadarko Energy, Inc., contain 31 producing wells and an additional seven permitted and/or drilling wells in the Cotton Valley formation. This acreage contains approximately 19 potential undrilled locations on 40 acre spacing.

In March 2004, the Company purchased partially developed royalty interests in Jackson Parish, Louisiana and interests in Limestone County, Texas for approximately $224,000. The properties in Limestone County, operated by XTO Energy, Inc., are in the Cotton Valley formation and contain 23 producing wells and an additional 6 permitted and/or drilling wells. This acreage contains approximately 100 potential undrilled locations on 40 acre spacing. The property in Louisiana, operated by Anadarko and producing from the Lower Cotton Valley formation, contains 3 producing wells and an additional 5 permitted and/or drilling wells. These royalty purchases advanced the Company's primary goal of acquiring natural gas reserves.

In March 2004, the Company signed an agreement in Moscow, Russia to begin a preliminary feasibility study for exploration and development of oil and natural gas reserves in Russia. A team of U.S. and Russia experts commenced an evaluation of a number of partially developed oil and natural gas fields located in Russia. Mexco Energy Corporation has formed OBTX, LLC, a Delaware limited liability company, in which Mexco owns a 90% interest with the remaining 10% interest split equally among three individuals, one of which is Arden Grover, a director of Mexco Energy Corporation. OBTX, LLC, plans to participate in any Russian ventures entered into and own a 50% interest subject to obtaining financing and owns a 50% interest in a recently formed Russian Company, GazTex LLC.

The Company has acquired and also is reviewing several projects in the United States for future participation. The cost of such projects would be funded, to the extent possible, with existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the bank credit facility discussed below.

At December 31, 2004, the Company had working capital of approximately $373,377 compared to a working capital deficit of approximately $15,506 at March 31, 2004, an increase of $388,883 due primarily to the reclassification of the current portion of long-term debt as a result of the borrowing base redetermination.

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base redetermination. On December 15, 2003 the credit agreement was amended with a maturity date of August 15, 2005, which was later extended to October 1, 2005 and then extended to April 1, 2006. On July 29, 2004, the borrowing base was redetermined and increased to $2,500,000, with no monthly commitment reductions. As of December 31, 2004, the balance outstanding under this agreement was $1,675,000. No principal payments are anticipated to be required through December 31, 2005 based on the revised borrowing base. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (5.25% and 4.00% at December 31, 2004 and 2003, respectively). The agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel, or pay cash dividends. The balance outstanding on the line of credit as of February 8, 2005 was $2,150,000.

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


Results of Operations - Three Months Ended December 31, 2004 and 2003
---------------------------------------------------------------------

Net income increased 220% from a net profit of $57,255 for the quarter ended December 31, 2003 to a net profit of $183,359 for the quarter ended December 31, 2004. Individual categories of income and expense are discussed below.

Oil and gas sales increased from $650,783 for the third quarter of fiscal 2004 to $774,966 for the same period of fiscal 2005. This increase of 19% or $124,183 resulted primarily from an increase in oil and gas prices partially offset by a decrease in gas production. Average gas prices increased 34%, from $4.36 per mcf for the third quarter of fiscal 2004 to $5.84 per mcf for the same period of fiscal 2005, while average oil prices increased 64%, from $28.04 per bbl for the third quarter of fiscal 2004 to $46.11 for the same period of fiscal 2005. Oil and gas production quantities were 4,347 barrels ("bbls") and 121,350 thousand cubic feet ("mcf") for the third quarter of fiscal 2004 and 4,379 bbls and 98,071 mcf for the same period of fiscal 2005, an increase of 1% in oil production and a decrease of 19% in gas production. This decrease in production is partially due to the sale of certain marginal wells that had stable production for the three months ended December 31, 2003. The decline in production is also attributable to natural production declines in current producing wells.

Production costs decreased 13% from $237,895 for the third quarter of fiscal 2004 to $206,493 for the same period of fiscal 2005. This was primarily due to a decrease in repairs and maintenance to operated wells during the quarter primarily in Pecos County, Texas.

General and administrative expenses increased 10% from $121,719 for the third quarter of fiscal 2004 to $134,037 for the same period of fiscal 2005. This is primarily the result of an increase in consulting services, travel and organization costs related to participating in the formation of a Russian company.

Depreciation, depletion and amortization based on production and other methods decreased 13%, from $162,709 for the third quarter of fiscal 2004 to $141,764 for the same period of fiscal 2005 primarily due to decreased production combined with an increase in company reserves from the royalties purchased in August 2004.

Interest expense increased 4% from $22,332 for the third quarter of fiscal 2004 to $23,309 for the same period of fiscal 2005 primarily as a result of the increase in interest rates during the third quarter of fiscal 2005.

Results of Operations-Nine Months Ended December 31, 2004 and December 31, 2003
-------------------------------------------------------------------------------

Net income before the cumulative effect of an accounting change increased 24%, from a net profit of $327,485 for the nine months ended December 31, 2003 to a net profit of $405,120 for the nine months ended December 31, 2004. Individual categories of income and expense are discussed below.

Oil and gas sales decreased 1% from $2,186,694 for the nine months ended December 31, 2004 to $2,172,413 for the same period of fiscal 2005. This decrease of 1% or $14,281 resulted primarily from a decrease in both oil and gas production, offset partially by higher oil and gas prices. Average gas prices increased 18%, from $4.67 per mcf for the first nine months of fiscal 2004 to $5.53 per mcf for fiscal 2005, and average oil prices increased 48%, from $27.86 per bbl for the first nine months of fiscal 2004 to $41.22 for fiscal 2005. Oil and gas production quantities were 15,492 bbls and 375,559 mcf for the first nine months of fiscal 2004 and 12,383 bbls and 300,399 mcf for fiscal 2005, a decrease of 20% for both oil and gas quantities. This decrease in production is partially due to the sale of certain marginal wells in fiscal 2005 that had stable production during most of fiscal 2004. The decline in production is also attributable to natural production declines in current producing wells.

Production costs decreased 19% from $747,755 for the nine months ended December 31, 2004 to $604,458 for the same period of fiscal 2005. This was primarily due to a decrease in repairs and maintenance to operated wells in Pecos County, Texas and in the Panhandle during the first nine months of fiscal 2005.

Depreciation, depletion and amortization based on production and other methods decreased 17%, from $499,623 for the first nine months of fiscal 2004 to $414,816 for the same period of fiscal 2005 primarily due to decreased production combined with an increase in company reserves from the royalties purchased in August 2004.

Interest expense decreased 9% from $67,473 for the first nine months of fiscal 2004 to $61,115 for the same period of fiscal 2005 primarily as a result of lesser borrowings for the nine-month period.

General and administrative expenses increased 18% from $394,341 for the first nine months of fiscal 2004 to $465,984 for the same period of fiscal 2005. This is primarily the result of an increase in consulting services, travel and organization costs related to participating in the formation of a Russian company. These expenses were approximately $68,316 for the nine-month period.

Asset Retirement Obligations
----------------------------

The Company's asset retirement obligations relate to the future plugging and abandonment of oil and gas properties. The Company adopted SFAS No. 143 on April 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to 2004 net income was a decrease of $102,267 net of tax, or ($0.06) per share. Additionally, in 2004, the Company recorded an initial asset retirement obligation liability of $358,419 and an increase to net properties and equipment and other assets of $210,206.

The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

The following table provides a rollforward of the asset retirement obligations for the current period:

Carrying amount of asset retirement obligations
   as of April 1, 2004                              $ 420,665
Liabilities incurred                                    1,716
Liabilities settled                                   (41,210)
Accretion expense                                      19,077
                                                    ---------
Carrying amount of asset retirement obligations
   as of December 31, 2004                          $ 400,248
                                                    =========

The current portion of the asset retirement obligation as of December 31, 2004 is $17,500 and is included in accounts payable and other accrued expenses.

New Accounting Pronouncements
-----------------------------

Staff Accounting Bulletin ("SAB") No. 106, regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method was issued in September 2004. SAB 106 provided an interpretation of how a company, after adopting Statement 143, should compute the full cost ceiling to avoid double counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and have no material financial impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) which eliminates the alternative to use APB Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Opinion 25 and discloses the effect on net income and earnings per share had compensation cost for the plans been determined based on the fair value of the options on the grant date. See Note A (Stock Based Compensation) to the Unaudited Consolidated Financial Statements. The Company is currently evaluating the effects of the transition to the fair value method as required in SFAS 123R, which will be effective for the Company beginning July 1, 2005.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2004, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At December 31, 2004, the Company had an outstanding loan balance of $1,675,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $16,750, based on the outstanding balance at December 31, 2004.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is the long-term receivable from GazTex, LLC. Due to the nominal capitalization of GazTex, LLC, the recovery of the receivable is entirely dependent upon the success of the venture including obtaining the properties and financing, as to which there can be no certainty. Another risk for the Company is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At December 31, 2004, the Company's largest credit risk associated with any single purchaser was $67,763. The Company has not experienced any significant credit losses.

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

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004. In addition, there has been no significant change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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


                                        MEXCO ENERGY CORPORATION
                                        (Registrant)


Dated: February 8, 2005                 /s/  Nicholas C. Taylor
                                        -----------------------
                                        Nicholas C. Taylor
                                        President



Dated: February 8, 2005                 /s/  Tamala L. McComic
                                        -----------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer and
                                        Assistant Secretary