Form 10-K
period 2005-03-31
MEXCO ENERGY CORP
filed 2005-06-29
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended March 31, 2005 Commission File No. 0-6694

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

     Title of Each Class                    Name of Exchange on Which Registered
     -------------------                    ------------------------------------
Common Stock, $0.50 par value                     American Stock Exchange

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      As of June 22, 2005, the aggregate market value of the registrant's common stock held by non-affiliates (using the last price at which a common equity was sold ($12.30)) was approximately $6,289,765.

      The number of shares outstanding of the registrant's common stock as of June 22, 2005 was 1,733,041.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be held on September 13, 2005, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than July 30, 2005.

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Business                                                           3
Item 2.       Properties                                                         9
Item 3.       Legal Proceedings                                                 12
Item 4.       Submission of Matters to a Vote of Security Holders               12

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters                                               13
Item 6.       Selected Financial Data                                           14
Item 6A.      Selected Quarterly Financial Data                                 14
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               15
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk        20
Item 8.       Financial Statements and Supplementary Data                       22
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                              40
Item 9A.      Controls and Procedures                                           40
Item 9B.      Other Information                                                 40

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                40
Item 11.      Executive Compensation                                            40
Item 12.      Security Ownership of Certain Beneficial Owners and Management    40
Item 13.      Certain Relationships and Related Transactions                    40
Item 14.      Principal Accountant Fees and Services                            40

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K   41
              Signatures                                                        44

      This Annual Report on Form 10-K contains forward-looking statements that are based on management's current expectations. Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words "could", "should", "expect", "project", "estimate", "believe", "anticipate", "intend", "budget", "plan", "forecast", "predict" and other similar expressions. Forward-looking statements appear throughout this Form 10-K with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations. Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties affecting our business, including those discussed in "Item 1 - Business - Risk Factors" and elsewhere in this report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      Definitions of terms commonly used in the oil and gas industry and in this Form 10-K can be found in the Glossary of Terms.

PART I

ITEM 1. BUSINESS

General

      Mexco Energy Corporation, a Colorado corporation, is an independent oil and gas company engaged in the acquisition, exploration and development of oil and gas properties located in the United States. Unless the context otherwise requires, references to the "Company", "Mexco", "we", "us" or "our" mean Mexco Energy Corporation and its consolidated subsidiaries. Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980. At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company's common stock.

      On February 25, 1997, Mexco Energy Corporation acquired all of the issued and outstanding stock of Forman Energy Corporation, a New York corporation also engaged in oil and gas exploration and development.

      In April 2004, Mexco Energy Corporation formed OBTX, LLC, a Delaware Limited Liability Company, in which Mexco owns 90% of the stock. The remaining 10% of the stock is split equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. OBTX, LLC is included in the consolidated financial statements since its date of formation. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. Through March 31, 2005, OBTX, LLC has no operations other than evaluation activities on properties in Russia.

      Our total estimated proved reserves at March 31, 2005 were approximately
7.328 Bcf of natural gas and 151,000 barrels of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $21 million based on estimated future net revenues discounted at 10% per annum, pricing and other assumptions set forth in "Item 2 - Properties" below. During fiscal 2005, we added proved reserves of 40,000 Mcfe through extensions and discoveries, acquired .5 Bcfe through acquisitions and had downward revisions of previous estimates of .47 Bcfe.

      Nicholas C. Taylor beneficially owns approximately 51% of the outstanding shares of our common stock. Mr. Taylor is also our President and Chief Executive Officer. As a result, Mr. Taylor has significant influence in matters voted on by our shareholders, including the election of our Board members. Mr. Taylor participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

Company Profile

      Currently we conduct all of our drilling, exploration and production activities in the United States. All of our oil and gas assets, other than our investment in GazTex, LLC, are located in the United States, and all of our revenues are derived from sales to customers within the United States. GazTex, LLC is owned 50% by OBTX, LLC.

      Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of oil and gas within the United States. We primarily focus on the exploration for and development of natural gas resources, as well as increased profit margins through reductions in operating costs. Our long-term strategy is to increase production and profits, while increasing concentration on gas reserves. In addition to exploration, we are also engaged in the business of acquiring proved reserves. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult for us to acquire reserves without assuming significant price and production risks. We are actively searching for opportunities to acquire proved oil and gas properties; however, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2006.

      While we own oil and gas properties in other states, the majority of our activities are centered in West Texas. We acquire interests in producing and non-producing oil and gas leases from landowners and leaseholders in areas considered favorable for oil and gas exploration, development and production. For the fiscal year ended March 31, 2005, we acquired 182 acres of leases in Loving County, Texas for approximately $82,000. In addition, we may acquire oil and gas interests by joining in oil and gas drilling prospects generated by third parties. We may also employ a combination of the above methods of obtaining producing acreage and prospects. In recent years, we have placed primary emphasis on the evaluation and purchase of producing oil and gas properties, both working and royalty interests, and re-entry prospects that could have a potentially meaningful impact on our reserves.

      From time to time, we decide to sell certain of our proved properties. In July 2005, we sold our interest in three wells located in Schleicher County, Texas, which we also operated in an effort to focus our efforts elsewhere. We received cash proceeds of approximately $71,000, subject to normal post-closing adjustments.

Oil and Gas Operations

      As of March 31, 2005, gas reserves constituted approximately 89% of the Company's total proved reserves and approximately 75% of the Company's revenues for fiscal 2005. Revenues from oil and gas royalty interests accounted for approximately 22% of the Company's revenues for fiscal 2005.

      Viejos Gas Field properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 5% of our discounted future net cash flows from proved reserves as of March 31, 2005, and for fiscal 2005, approximately 14% of revenues and 12% of production costs.

      Gomez Gas Field properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 10% of our discounted future net cash flows from proved reserves as of March 31, 2005, and for fiscal 2005, approximately 12% of revenues and 8% of production costs.

      El Cinco Gas Field properties, encompassing 1,713 gross acres, 1,237 net acres, 9 gross producing wells and 6.6 net wells in Pecos County, Texas, account for approximately 41% of our discounted future net cash flows from proved reserves as of March 31, 2005. This is a multi-pay area where most of the leases have potential reserves in two zones. Of this amount approximately 24% of our discounted future net cash flows from proved reserves are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling. For fiscal 2005, these properties accounted for approximately 18% of revenues and 21% of production costs.

      We own interests in and operate 17 producing wells and two shut-in wells. We own partial interests in an additional 1,982 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

      The following table indicates our oil and gas production in each of the last five years, all of which is located within the United States:

            Year                                   Oil(Bbls)       Gas (Mcf)
            ----                                   ---------       ---------
            2005................................      17,372         404,133
            2004................................      20,279         487,564
            2003................................      23,391         538,787
            2002................................      21,139         467,013
            2001................................      18,545         503,773

Competition and Markets

      The oil and gas industry is a highly competitive business. Competition for oil and gas reserve acquisitions is significant. We may compete with major oil and gas companies, other independent oil and gas companies and individual producers and operators, some of which have financial and personnel resources substantially in excess of those available to us. As a result, we may be placed at a competitive disadvantage. Competitive factors include price, contract terms and types and quality of service, including pipeline distribution. The price for oil and gas is widely followed and is generally subject to worldwide market factors. Our ability to acquire and develop additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment in a timely manner.

      In addition, the oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price and availability of alternative energy sources could adversely affect our revenue.

      Market factors affect the quantities of oil and natural gas production and the price we can obtain for the production from our oil and natural gas properties. Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions; and variations in governmental regulations including environmental, energy conservation and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry.

      The market for our oil, gas and natural gas liquids production depends on factors beyond our control including: domestic and foreign political conditions; the overall level of supply of and demand for oil, gas and natural gas liquids; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of gas pipelines and other transportation facilities and overall economic conditions.

Major Customers

      We had sales to the following company that amounted to 10% or more of revenues for the year ended March 31:

                                                          2005     2004     2003
                                                          ----     ----     ----
Sid Richardson Energy Services, Co.
  (formerly Koch Midstream Services Company)               21%      29%      28%

      Because a ready market exists for oil and gas production, we do not believe the loss of any individual customer would have a material adverse effect on our financial position or results of operations.

Risk Factors

      There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

      Oil and gas prices are volatile and could adversely affect our revenues, cash flow, liquidity and reserve estimates. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include changes in supply and demand, weather conditions, the price and availability of alternative fuels, political and economic conditions in oil producing countries and other factors that are beyond our control. Natural gas prices affect us more than oil prices because most of our production and reserves are natural gas.

      Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically. Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Price increases may permit additional quantities of reserves to be produced economically, and price decreases may render uneconomic the production of reserves previously classified as proved. Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

      Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This charge does not impact cash flow from operating activities, but does reduce stockholders' equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low.

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

      One should not assume that the present value of proved reserves is equal to the current fair market value of our estimated oil and gas reserves. In accordance with the requirements of the Securities and Exchange Commission ("SEC"), the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

Regulation

      Our exploration, development, production and marketing operations are subject to extensive rules and regulations by federal, state and local authorities. Numerous federal, state and local departments and agencies have issued rules and regulations, binding on the oil and gas industry, some of which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, bonds and reports concerning operations. Most states also have statutes and regulations governing conservation and safety matters, including the unitization and pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing of such wells. Such statutes and regulations may limit the rate at which oil and gas otherwise could be produced from our properties. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of complying with such laws.

      The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance our ability to market and transport our gas, although it may also subject us to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

      Our sales of oil and natural gas liquids are not presently regulated and are made at market prices. The price we receive from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. We are not able to predict with any certainty what effect, if any, these regulations will have on us. Other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental

      By nature of our oil and gas operations, we are subject to extensive federal, state and local environmental laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or production commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within protected areas, restrict the rate of oil and gas production, require remedial actions to prevent pollution from former operations and impose substantial liabilities for pollution resulting from our operations. In addition, these laws and regulations may impose substantial liabilities and penalties for failure to comply with them or for any contamination resulting from our operations. We believe we are in compliance, in all material respects, with applicable environmental requirements. We do not believe costs relating to these laws and regulations have had a material adverse effect on our operations or financial condition in the past. As these laws and regulations become more stringent and complex, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future.

      The United States Oil Pollution Act of 1990 ("OPA `90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA `90 and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills. OPA `90 imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil removal costs and a variety of public and private damages.

      The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We are able to control directly the operation of only those wells with respect to which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We do not believe that we will be required to incur any material capital expenditures to comply with existing environmental requirements.

      The Resource Conservation and Recovery Act ("RCRA") and analogous state laws govern the handling and disposal of hazardous and solid wastes. Wastes that are classified as hazardous under RCRA are subject to stringent handling, recordkeeping, disposal and reporting requirements. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies.

      State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit, or are expected in the future to prohibit, the discharge of produced water and sand and other substances related to the oil and gas industry into coastal waters. Although the costs to comply with such mandates under state or federal law may be significant, the entire industry will experience similar costs, and we do not believe that these costs will have a material adverse impact on our financial condition and operations.

Insurance

      Our operations are subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. We maintain insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

Employees

      As of March 31, 2005, we had two full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. Our employees are not covered by collective bargaining arrangements. From time to time, we utilize the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

Office Facilities

      We maintain our principal offices at 214 W. Texas, Suite 1101, Midland, Texas pursuant to a month to month lease.

Title to Properties

      As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by us. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant defects, if any, before proceeding with operations. A thorough title examination has been performed with respect to substantially all leasehold producing properties currently owned by us. We believe the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry subject to such exceptions that, in the opinion of counsel employed in the various areas in which we have conducted exploration activities, are not so material as to detract substantially from the use of such properties.

      The leasehold properties we own are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with its use of these properties

      Substantially all of our properties are currently mortgaged under a deed of trust to secure funding through a revolving line of credit.

      Mexco Energy Corporation files quarterly, yearly and other reports with the SEC. You may obtain a copy of any materials filed by Mexco Energy Corporation with the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0300. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Mexco Energy Corporation also employs the Public Register's Annual Report Service which can provide you a copy of our annual report at http://www.prars.com, free of charge, as soon as practicable after providing such report to the SEC. We currently do not maintain an internet website.

ITEM 2. PROPERTIES

Oil and Natural Gas Reserves

      Estimates of our proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 2005, 2004 and 2003 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements.

      We emphasize that reserve estimates are inherently imprecise and there can be no assurance that the reserves set forth below will be ultimately realized. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates. Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn may adversely affect our cash flow, results of operations and the availability of capital resources.

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

      We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency within the last twelve months.

      Our estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves in the periods ended March 31 are summarized below.

                                 PROVED RESERVES

                                                                   March 31,
                                                 ---------------------------------------------
                                                    2005             2004             2003
                                                 -----------      -----------      -----------
      Oil (Bbls):
      Proved developed - Producing                   106,495           75,455           93,199
      Proved developed - Non-producing                 1,388            1,386            1,386
      Proved undeveloped                              42,719           55,613           55,564
                                                 -----------      -----------      -----------
           Total                                     150,602          132,454          150,149
                                                 ===========      ===========      ===========

      Natural gas (Mcf):
      Proved developed - Producing                 3,535,316        3,207,186        3,451,880
      Proved developed - Non-producing             1,061,190        1,067,010        1,065,902
      Proved undeveloped                           2,731,013        3,643,116        3,413,846
                                                 -----------      -----------      -----------
           Total                                   7,327,519        7,917,312        7,931,628
                                                 ===========      ===========      ===========

      Present value of estimated future
           net revenues before income taxes      $20,946,720      $19,127,440      $20,772,830
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

Productive Wells and Acreage

      Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates our productive wells as of March 31, 2005:

                                                      Gross           Net
                                                      -----           ---

      Oil ..................................          1,287             14
      Gas ..................................            712             11
                                                      -----          -----
           Total Productive Wells ..........          1,999             25
                                                      =====          =====

      Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2005, we own approximately 7,796 gross and 3,610 net acres of material undeveloped acreage located in Texas and North Dakota.

      The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest at March 31, 2005.

                                                      Developed Acres
                                                --------------------------
                                                 Gross               Net
                                                -------            -------
      Texas ........................            140,406              5,115
      New Mexico ...................             19,877                147
      North Dakota .................             27,079                 26
      Louisiana ....................             32,947                 37
      Oklahoma .....................             41,162                185
      Montana ......................              9,788                  5
      Kansas .......................              7,880                 21
      Wyoming ......................              3,298                  4
      Colorado .....................              1,200                  1
      Arkansas .....................                320                 --
                                                -------            -------
      Total ........................            283,957              5,541
                                                =======            =======

Drilling Activities

      The following table sets forth our drilling activity for the years ended March 31, 2005, 2004 and 2003:

                                           Year Ended March 31,
                      ----------------------------------------------------------
                            2005                 2004                 2003
                      ----------------     ----------------     ----------------
                      Gross      Net       Gross      Net       Gross      Net
                      ------    ------     ------    ------     ------    ------
Exploratory Wells
     Productive            2       .01          9       .03          2       .01
     Nonproductive        --        --          2       .30          1       .07
                      ------    ------     ------    ------     ------    ------
         Total             2       .01         11       .33          3       .08
                      ======    ======     ======    ======     ======    ======
Development Wells
     Productive           10       .05         12       .02         10       .17
     Nonproductive        --        --         --        --         --        --
                      ------    ------     ------    ------     ------    ------
         Total            10       .05         12       .02         10       .17
                      ======    ======     ======    ======     ======    ======

      The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Net Production, Unit Prices and Costs

      The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per thousand cubic feet ("mcf") of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 2005, 2004 and 2003.

                                                        Year Ended March 31,
                                            --------------------------------------------
                                                2005            2004            2003
                                            ------------    ------------    ------------
Oil (a):
    Production (Bbls)                             17,372          20,279          23,391
    Revenue                                 $    727,822    $    588,089    $    640,685
    Average Bbls per day                              48              56              64
    Average sales price per Bbl             $      41.90    $      29.00    $      27.39
Gas (b):
    Production (Mcf)                             404,133         487,564         538,787
    Revenue                                 $  2,236,067    $  2,321,864    $  2,041,074
    Average Mcf per day                            1,107           1,336           1,476
    Average sales price per Mcf             $       5.53    $       4.76    $       3.79
Production cost:
    Production cost                         $    780,233    $    942,093    $    848,513
    Equivalent Mcf (c)                           508,365         609,232         679,133
    Production cost per equivalent Mcf      $       1.53    $       1.55    $       1.25
    Production cost per sales dollar        $       0.26    $       0.32    $       0.32
Total oil and gas revenues                  $  2,963,889    $  2,909,953    $  2,681,759

(a)   Includes condensate.
(b)   Includes natural gas products.
(c) Oil production is converted to equivalent mcf at the rate of 6 mcf per barrel ("bbl"), representing the estimated relative energy content of natural gas to oil.

ITEM 3. LEGAL PROCEEDINGS

      We are a defendant in a lawsuit that has arisen in the ordinary course of business related to the oil and gas leases on the Campbell 15-1 well in Hemphill County, Texas. While the outcome of this lawsuit cannot be predicted with certainty, management does not expect this lawsuit to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2005.

Executive Officers of the Registrant

      The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2005.

          Name               Age                Position
          ----               ---                --------
      Nicholas C. Taylor     67    President and Chief Executive Officer
      Donna Gail Yanko       60    Vice President and Corporate Secretary
      Tamala L. McComic      36    Vice President, Treasurer, and Asst Secretary

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      In September 2003, our common stock began trading on the American Stock Exchange under the symbol "MXC". Prior to September 2003, the Company's common stock was traded on the over-the-counter market bulletin board under the symbol "MEXC". The registrar and transfer agent is Computershare Trust Company, Inc., P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-262-0600). As of March 31,
2005, the Company had approximately 1,385 shareholders of record and 1,766,566 shares issued.

                           PRICE RANGE OF COMMON STOCK

                                                              High        Low
                                                             ------      ------
            2005:
                   April - June 2004 (2)                     $ 7.85      $ 6.80
                   July - September 2004(2)                    6.80        6.00
                   October - December 2004 (2)                 6.15        5.55
                   January - March 2005 (2)                   12.90        5.65
            2004:
                   April - June 2003 (1)                     $ 7.75      $ 4.00
                   July - September 5, 2003 (1)                7.00        6.50
                   September 5 - 30, 2003 (2)                  7.90        7.50
                   October - December 2003 (2)                 8.50        7.85
                   January - March 2004 (2)                    8.50        7.55

----------

(1) Reflects high and low bid information received from Pink Sheets LLC, formerly National Quotation Bureau, LLC. These bid quotations represent prices between dealers, without retail markup, markdown or commissions, and do not reflect actual transactions.

(2) Reflects the high and low sales prices for the Company's Common Stock, as reported on the American Stock Exchange.

      On June 22, 2005, the closing price was $12.30.

Dividends

      On February 1, 2002 our board of directors declared a stock dividend consisting of shares of par value $0.50 common stock of the Company in the amount of ten percent (10%) of the outstanding shares, or 1 share for each 10 shares held by all stockholders of record of Mexco Energy Corporation as of February 15, 2002, with any resulting fractional share dividends to be rounded up or down to the nearest whole number of shares and issued the stock dividend accordingly. The payable date for this dividend was February 28, 2002 and resulted in an additional 160,566 shares of stock issued and outstanding.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current bank loan prohibits us from paying cash dividends on our common stock. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time.

ITEM 6. SELECTED FINANCIAL DATA

                                                                      Year Ended March 31,
                                    -----------------------------------------------------------------------------------
                                        2005              2004              2003              2002              2001
                                    -----------------------------------------------------------------------------------
Statement of Operations:
Operating revenues                  $ 2,969,826       $ 2,915,355       $ 2,949,113       $ 1,778,583       $ 3,099,966
Operating income                        924,230           785,739           926,277           252,101         1,881,776
Other income (expense)                  (88,408)          (82,766)          (95,357)          (54,706)          (92,160)
Net income                          $   577,527       $   429,846       $   672,808       $   189,291       $ 1,539,458
Net income per
     share - basic (1)(2)           $      0.33       $      0.25       $      0.39       $      0.11       $      0.86
Net income per
     share - diluted (1)(2)         $      0.32       $      0.24       $      0.39       $      0.11       $      0.86
Weighted average shares
     outstanding - basic (1)          1,734,726         1,736,047         1,741,462         1,768,314         1,784,825
Weighted average shares
     outstanding - diluted (1)        1,801,167         1,802,300         1,746,831         1,768,579         1,787,503

Balance Sheet:
Property and equipment, net         $ 8,484,743       $ 7,647,284       $ 7,028,659       $ 5,895,429       $ 4,009,852
Total assets                          9,303,149         8,172,464         7,688,638         6,347,965         4,961,360
Total debt                            1,990,000         1,700,000         2,150,000         1,710,000           600,000
Stockholders' equity                  6,038,195         5,435,219         4,956,388         4,276,042         4,046,452

Cash Flow:
Cash provided by operations         $ 1,451,628       $ 1,517,479       $ 1,369,690       $   899,977       $ 1,903,345

(1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.
(2) Year 2004 includes a cumulative effect of change in accounting principle (Cumulative Effect) loss of $0.06 related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations.

ITEM 6A. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            FISCAL 2005
                                         --------------------------------------------------
                                         4TH QTR       3RD QTR       2ND QTR       1ST QTR
                                         --------      --------      --------      --------
Net sales                                $791,476      $774,966      $722,452      $674,995
Operating profit                          250,596       287,220       225,160       161,254
Net income                                172,406       183,359       119,060       102,702
Net income per share-basic                   0.09          0.11          0.07          0.06
Net income per share-diluted                 0.09          0.10          0.07          0.06

                                                             FISCAL 2004
                                         --------------------------------------------------
                                         4TH QTR       3RD QTR       2ND QTR       1ST QTR
                                         --------      --------      --------      --------
Net sales                                $723,258      $650,783      $768,852      $767,060
Operating profit                          254,264       123,570       196,292       211,613
Net income before cumulative effect       204,628        57,255       118,470       151,760
Net income per share-basic (1)               0.12          0.03          0.07          0.03
Net income per share-diluted (1)             0.12          0.03          0.06          0.03

(1) First quarter of fiscal 2004 includes a cumulative effect of change in accounting principle (Cumulative Effect) loss of $0.06 related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

Liquidity and Capital Resources and Commitments

      Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We pledge our producing oil and gas properties to secure our revolving line of credit.

      In fiscal 2005, we primarily used cash provided by operations ($1,451,628) and borrowings on the line of credit ($950,000) to fund oil and gas property acquisitions and development ($1,568,810). We had working capital of $376,478 as of March 31, 2005 compared to a working capital deficit of $15,506 as of March 31, 2004, mainly as a result of the change in maturity date of our revolving line of credit.

      In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock. During fiscal year 2003, we repurchased 30,244 shares, at an aggregate cost of $127,536 for the treasury account. As part of this ongoing repurchase plan, we repurchased 281 shares during fiscal 2004 at an aggregate cost of $1,389. During fiscal year 2005, we repurchased 3,000 shares at an aggregate cost of $16,650 for the treasury account.

      In December 2002, we entered into a participation agreement with Falcon Bay Exploration, LLC exercising its right to purchase at an aggregate cash price of $597,301, the acreage and seismic data on the first of four such prospects referred to in the exploration agreement with Falcon Bay Exploration, LLC. This information is contained in the Form 8-K we filed on December 6, 2002. The warrants issued related to this transaction expired, unexercised, on December 5, 2004. We continue to hold 1,280 undeveloped acres in the East Umbrella Point Prospect in Trinity Bay, Chambers County, Texas and are actively pursuing partners to participate in this project and plan to drill a well prior to March 31, 2006. No further prospects will be generated under this exploration agreement.

      During fiscal year 2004, the Company purchased a one-quarter interest in leases and/or options on leases in Stark County, North Dakota covering 4,920 gross acres for approximately $107,000. A director and employee of Mexco Energy Corporation, will receive a 1.5% ORRI on any wells drilled on this acreage. During fiscal year 2005, we elected to exercise options on approximately 320 acres in Stark County, North Dakota, therefore allowing the additional options to expire or be reassigned.

      During fiscal year 2004, the Company purchased partially developed royalty interests in Jackson Parish, Louisiana for approximately $80,000. These properties are operated by Anadarko Petroleum Corporation in the Lower Cotton Valley formation.

      In March 2004, we purchased additional partially developed royalty interests in Jackson Parish, Louisiana and interests in Limestone County, Texas for approximately $224,000. The properties in Limestone County, operated by XTO Energy, Inc., are in the Cotton Valley formation and contain 23 producing wells and an additional six permitted and/or drilling wells. This acreage contains approximately 100 potential undrilled locations on 40 acre spacing. The property in Louisiana is operated by Anadarko and produces from the Lower Cotton Valley formation. These royalty purchases advanced the Company's primary goal of acquiring natural gas reserves.

      In March 2004, we signed an agreement in Moscow, Russia to begin a preliminary geological and engineering study for exploration and development of natural gas reserves in Russia. A team of U.S. and Russia experts commenced a study of a number of undeveloped oil and gas properties. Mexco Energy Corporation has set up OBTX, LLC, a Delaware limited liability company, in which Mexco owns a 90% interest with the remaining 10% interest split equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. OBTX, LLC plans to participate in any Russian ventures entered into and own a 50% interest.

      Through March 31, 2005, we have reviewed a number of possible projects in Russia. We established a long-term investment in GazTex, LLC for our capital costs of these projects of $282,126. Any projects reviewed that we have decided not to continue studying or develop have been expensed. We expensed approximately $83,000 related to Russian projects in fiscal 2005.

      In August 2004, we purchased partially developed royalty interests in four producing gas units in Freestone County, Texas with approximately 33 producing wells for approximately $500,000. This acreage contains approximately 17 potential undeveloped locations, which are principally Cotton Valley infill wells.

      In February 2005, we purchased a mineral interest in Devon's Aycock Gas Unit containing 160 acres for approximately $56,000. The unit currently has one producing well with plans to drill two additional wells in 2006. This unit is located in Freestone County, Texas where the company has purchased other royalty interests.

      Effective February 2005, we purchased for $550,000 partially developed royalty interests primarily located in Freestone and Limestone Counties, Texas and operated by Anadarko Petroleum, XTO, and Devon Energy. These properties contain 75 producing wells and an additional nine permitted and/or drilling wells in the Cotton Valley formation. This acreage contains approximately 83 potential undeveloped locations, which are principally Cotton Valley infill wells.

      We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

      We are reviewing several other projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility. See Note 3 of Notes to Consolidated Financial Statements for a description of our revolving credit agreement with Bank of America, N.A.

      Crude oil and natural gas prices have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on our financial condition and liquidity. However, management believes we can maintain adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

      Oil and gas sales increased from $2,909,953 in 2004 to $2,963,889 in 2005, an increase of $53,936 or 2%. This increase was attributable to an increase in oil and gas prices during the year. The average oil price increased from $29.00 per bbl in 2004 to $41.90 per bbl in 2005, an increase of $12.90 per bbl or 44%. The average gas price increased from $4.76 in 2004 to $5.53 per mcf in 2005, an increase of $.77 per mcf or 16%. Oil production decreased from 20,279 bbls in 2004 to 17,372 bbls in 2005, a decrease of 2,907 bbls or 14%. Gas production decreased from 487,564 mcf in 2004 to 404,133 mcf in 2005, a decrease of 83,431 mcf or 17%. Such decreases primarily were due to normal decline in production.

      Production costs decreased from $942,093 in 2004 to $780,233 in 2005, a decrease of $161,860 or 17%. This is primarily attributable to a decreased number of repairs on operated properties during the year and a decrease in production units.

      Depreciation, depletion and amortization decreased from $633,443 in 2004 to $582,268 in 2005, a decrease of $51,175 or 8%, due primarily to a decrease in production. There was no impairment of oil and gas properties in fiscal 2004 or 2005.

      General and administrative expenses increased from $529,834 in 2004 to $658,360 in 2005, an increase of $128,526 or 24%. This increase was primarily attributable to costs associated with the Russian venture. Organization costs directly related to forming OBTX, LLC was $46,514. There was also an increase in contract and consulting services that were directly related to Russian projects that we decided to discontinue totaling approximately $83,000.

      Interest expense increased from $83,530 in 2004 to $89,154 in 2005, an increase of $5,624 or 7%. This increase was attributable to increased borrowings and increased interest rates during the current fiscal year.

      Income tax expense increased from $170,860 in 2004 to $272,609 in 2005, an increase of $101,749 or 60%. This increase was attributable to the utilization of part of the statutory depletion carryforward in fiscal 2005 due to increased pre-tax income.

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

Alternative Capital Resources

      Although we have primarily used cash from operating activities and funding from the line of credit as our primary capital resources, we have in the past, and could in the future, use alternative capital resources. These could include the sale of assets and/or issuances of common stock through a public offering. We could also obtain funds through a private placement.

Contractual Obligations

      We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of March 31, 2005:

                                                                 Payments Due In:
                                            ---------------------------------------------------------
                                              Total           1 year       1-3 years         3 years
                                            ----------      ----------     ----------      ----------
Contractual obligations:
     Secured bank line of credit            $1,990,000      $       --     $1,990,000      $       --

      These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Other Matters

Critical Accounting Policies and Estimates

      In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, income taxes, fair value and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

      The following represents those policies that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain.

      Full Cost Method of Accounting for Crude Oil and Natural Gas Activities. SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities. Two methods are prescribed: the successful efforts method and the full cost method. We have chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well or lease or field basis versus the "full cost" pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our crude oil and natural gas properties.

      At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us more susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. Our crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from the full cost method of accounting.

      Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings. The risk that we will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

      Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

      o     the quality and quantity of available data;

      o     the interpretation of that data;

      o     the accuracy of various mandated economic assumptions;

      o     and the judgment of the persons preparing the estimate.

      Our proved reserve information included in this report was based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

      It should not be assumed that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

      The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

      Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves, the related present value of estimated future net cash flows and the future development, dismantlement and abandonment costs.

      Revenue Recognition. We recognize crude oil and natural gas revenue from our interest in producing wells as crude oil and natural gas is sold from those wells, net of royalties. We utilize the sales method to account for gas production volume imbalances. Under this method, income is recorded based on our net revenue interest in production taken for delivery. We had no material gas imbalances.

      Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the DD&A pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the DD&A pool increase the DD&A rate. Costs excluded for oil and gas properties are generally classified and evaluated as significant or individually insignificant properties.

      Asset Retirement Obligations. The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated by by the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense.

      Long Term Investment in GazTex, LLC. The Company accounts for its investment in a limited liability company on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entity.

Recent Accounting Pronouncements

      FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," provides guidance on the application of SFAS No. 109, "Accounting for Income Taxes," to the tax deduction on qualified production as provided for in the American Jobs Creation Act of 2004 (Jobs Act). FSP FAS 109-1 provides that the deduction should be treated as a special deduction under paragraph 231 of SFAS No. 109. This deduction takes effect beginning in 2005 and therefore, has no impact on the current year financial statements. We are currently assessing the effect of FAS 109-1 on the fiscal 2006 financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. We currently use the intrinsic-value method to account for these share-based payments. For public companies, SFAS 123R is effective for fiscal years beginning after June 15, 2005. We will adopt the provisions of this statement in the first quarter of fiscal 2007 and are currently assessing the effect of SFAS 123R on the financial statements.

      The SEC issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, which was adopted in the third quarter of fiscal 2005, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. It also states that estimated dismantlement and abandonment costs in future development activities be included in the calculation of depreciation, depletion and amortization. The adoption of SAB No. 106 did not have any material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors

      All of the Company's financial instruments are for purposes other than trading. At March 31, 2005, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

      Interest Rate Risk. The Company's variable rate bank debt is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $19,990.

      Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2005, the Company's largest credit risk associated with any single purchaser was $98,634. The Company has not experienced any significant credit losses.

      Energy Price Risk. Our most significant market risk is the pricing for natural gas and crude oil. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty and expect energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. See Critical Accounting Policies and Estimates -- Ceiling Test under Item 7 of this Form 10-K. Sustained weakness in oil and gas prices may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by one cent per barrel for fiscal 2005, our pretax income would have changed by $174. If the average gas price had increased or decreased by one cent per mcf for fiscal 2005, our pretax income would have changed by $4,041.

      Uncertainty of Reserve Information and Future Net Revenue Estimates. Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and gas prices, operating costs, development costs and remedial costs, all of which may vary considerably from actual results. As a result, estimates of the economically recoverable quantities of oil and gas and of future net cash flows expected therefrom may vary substantially. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed. As required by the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower.

      Reserve Replacement Risk. Our future success depends upon its ability to find, develop or acquire additional, economically recoverable oil and gas reserves. Our proved reserves will generally decline as reserves are depleted, except to the extent that we can find, develop or acquire replacement reserves. One offset to the obvious benefits afforded by higher product prices especially for small to mid-cap companies in this industry, is that quality domestic oil and gas reserves are becoming harder to find. Reserves to be produced from undiscovered reservoirs appear to be smaller, and the risks to find these reserves are greater. Reports from the Energy Information Administration indicate that on-shore domestic finding costs are on the rise, and that the average reserves added per well are declining.

      Drilling and Operating Risks. Drilling and operating activities are subject to many risks, including availability of workover and drilling rigs, well blowouts, cratering, explosions, fires, formations with abnormal pressures, pollution, releases of toxic gases and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to us. In addition, we incur the risk that no commercially productive reservoirs will be encountered and there is no assurance that we will recover all or any portion of its investment in wells drilled or re-entered.

      Marketability of Production. The marketability of our production depends in part on the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could all affect our ability to produce and market our oil and gas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm.................23
      Consolidated Balance Sheets.............................................24
      Consolidated Statements of Operations...................................25
      Consolidated Statements of Changes in Stockholders' Equity..............26
      Consolidated Statements of Cash Flows...................................27
      Notes to Consolidated Financial Statements..............................28

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Mexco Energy Corporation

      We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 5 to the financial statements, effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for asset retirement obligations.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 20, 2005

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 As of March 31,

                                                                    2005               2004
                                                                ------------       ------------
ASSETS
     Current assets
       Cash and cash equivalents                                $     85,209       $     92,795
       Accounts receivable:
         Oil and gas sales                                           418,348            396,902
         Trade                                                        23,258              3,101
         Related parties                                               2,103                 --
       Prepaid costs and expenses                                      7,362             32,382
                                                                ------------       ------------
           Total current assets                                      536,280            525,180

     Investment in GazTex, LLC                                       282,126                 --

     Property and equipment, at cost
       Oil and gas properties, using the full cost
         method ($921,719 and $858,602 excluded
         from amortization in 2005 and 2004, respectively)        18,376,974         16,959,560
       Other                                                          36,855             34,542
                                                                ------------       ------------
                                                                  18,413,829         16,994,102
       Less accumulated depreciation,
         depletion, and amortization                               9,929,086          9,346,818
                                                                ------------       ------------
           Property and equipment, net                             8,484,743          7,647,284
                                                                ------------       ------------
                                                                $  9,303,149       $  8,172,464
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable - trade                                 $    111,675       $     97,308
       Income tax payable                                             48,127                 --
       Current portion of long-term debt                                  --            443,378
                                                                ------------       ------------
         Total current liabilities                                   159,802            540,686

     Long-term debt                                                1,990,000          1,256,622
     Asset retirement obligation                                     374,506            420,665
     Deferred income tax liability                                   715,284            519,272
     Minority interest                                                25,362                 --
     Commitments and contingencies                                        --                 --

     Stockholders' equity
       Preferred stock - $1.00 par value;
         10,000,000 shares authorized; none outstanding                   --                 --
       Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,766,566 shares issued                                     883,283            883,283
       Additional paid-in capital                                  3,826,592          3,784,493
       Retained earnings                                           1,473,895            896,368
       Treasury stock, at cost                                      (145,575)          (128,925)
                                                                ------------       ------------
Total stockholders' equity                                         6,038,195          5,435,219
                                                                ------------       ------------
                                                                $  9,303,149       $  8,172,464
                                                                ============       ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,

                                                               2005              2004              2003
                                                            -----------       -----------       -----------
Operating revenues:
    Oil and gas                                             $ 2,963,889       $ 2,909,953       $ 2,681,759
    Other                                                         5,937             5,402           267,354
                                                            -----------       -----------       -----------
       Total operating revenues                               2,969,826         2,915,355         2,949,113

Operating expenses:
    Production                                                  780,233           942,093           848,513
    Accretion of asset retirement obligation                     24,735            24,246                --
    Depreciation, depletion, and amortization                   582,268           633,443           641,827
    General and administrative                                  658,360           529,834           532,496
                                                            -----------       -----------       -----------
       Total operating expenses                               2,045,596         2,129,616         2,022,836
                                                            -----------       -----------       -----------
Operating profit                                                924,230           785,739           926,277

Other income (expense):
    Interest income                                                 746               764               981
    Interest expense                                            (89,154)          (83,530)          (96,337)
                                                            -----------       -----------       -----------

       Net other expense                                        (88,408)          (82,766)          (95,356)

Minority interest in loss of subsidiary                          14,314                --                --
                                                            -----------       -----------       -----------
Earnings before income taxes and
    cumulative effect of accounting change                      850,136           702,973           830,921

Income tax expense:
    Current                                                      76,597            33,371           (13,026)
    Deferred                                                    196,012           137,489           171,139
                                                            -----------       -----------       -----------
                                                                272,609           170,860           158,113
                                                            -----------       -----------       -----------

Income before cumulative effect of accounting change            577,527           532,113           672,808

Cumulative effect of accounting change, net of tax                   --          (102,267)               --
                                                            -----------       -----------       -----------
Net income                                                  $   577,527       $   429,846       $   672,808
                                                            ===========       ===========       ===========

Net income per common share:
Basic:
    Income before cumulative effect
       of accounting change                                 $      0.33       $      0.31       $      0.39
    Cumulative effect, net of tax                           $        --       $     (0.06)      $        --
                                                            -----------       -----------       -----------
    Net income                                              $      0.33       $      0.25       $      0.39

Diluted:
    Income before cumulative effect
       of accounting change                                 $      0.32       $      0.30       $      0.39
    Cumulative effect, net of tax                           $        --       $     (0.06)      $        --
                                                            -----------       -----------       -----------
    Net income                                              $      0.32       $      0.24       $      0.39

Pro forma amounts assuming, the new
method of accounting for asset retirement
obligations is applied retroactively:
Net income                                                                    $   532,113       $   651,669
Basic net income per share                                                    $      0.31       $      0.37
Diluted net income per share                                                  $      0.30       $      0.37

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    Mexco Energy Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Retained
                                                                        Additional        Earnings            Total
                                    Common Stock        Treasury          Paid-In       (Accumulated)     Stockholders'
                                      Par Value          Stock            Capital          Deficit)           Equity
                                    ------------      -----------       -----------     -------------     -------------
Balance, April 1, 2002               $   883,283      $        --       $ 3,599,045      $  (206,286)      $ 4,276,042

     Net earnings                             --               --                --          672,808           672,808
     Purchase of stock                        --         (127,536)               --               --          (127,536)
     Issuance of warrants
       for acreage                            --               --            73,552               --            73,552
     Stock based
       compensation                           --               --            61,522               --            61,522
                                     -----------      -----------       -----------      -----------       -----------
Balance, March 31, 2003                  883,283         (127,536)        3,734,119          466,522         4,956,388

     Net earnings                             --               --                --          429,846           429,846
     Purchase of stock                        --           (1,389)               --               --            (1,389)
     Profits from sale of stock
       by insider                             --               --             2,950               --             2,950
     Stock based
       compensation                           --               --            47,424               --            47,424
                                     -----------      -----------       -----------      -----------       -----------
Balance, March 31, 2004                  883,283         (128,925)        3,784,493          896,368         5,435,219

     Net earnings                             --               --                --          577,527           577,527
     Purchase of stock                        --          (16,650)               --               --           (16,650)
     Stock based
       compensation                           --               --            42,099               --            42,099
                                     -----------      -----------       -----------      -----------       -----------

Balance, March 31, 2005              $   883,283      $  (145,575)      $ 3,826,592      $ 1,473,895       $ 6,038,195
                                     ===========      ===========       ===========      ===========       ===========

                                                     Share Activity
                                                     --------------
                                         2005             2004             2003
                                      ----------       ----------       ----------
Common stock issued
     At beginning of year              1,766,566        1,766,566        1,766,566
       Issued                                 --               --               --
       Cancelled                              --               --               --
                                      ----------       ----------       ----------
     At end of year                    1,766,566        1,766,566        1,766,566

Held in treasury
     At beginning of year                (30,525)         (30,244)              --
       Acquisitions                       (3,000)            (281)         (30,244)
                                      ----------       ----------       ----------
     At end of year                      (33,525)         (30,525)         (30,244)
                                      ----------       ----------       ----------
Common shares outstanding at end
     of year                           1,733,041        1,736,041        1,736,322
                                      ==========       ==========       ==========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended March 31,

                                                                                2005              2004              2003
                                                                             -----------       -----------       -----------
Cash flows from operating activities:
   Net earnings                                                              $   577,527       $   429,846       $   672,808
   Cumulative effect of accounting change                                             --           102,267                --
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Increase in deferred income taxes                                         196,012           137,489           171,139
       Stock-based compensation                                                   42,099            47,424            61,522
       Depreciation, depletion, and amortization                                 582,268           633,443           641,827
       Accretion of asset retirement obligations                                  24,735            24,246                --
       Minority interest in loss of GazTex, LLC                                  (14,314)               --                --
       (Increase) decrease in accounts receivable                                (43,706)          181,386          (193,089)
       (Increase) decrease in prepaid expenses                                    25,020           (22,340)           14,080
       Increase in income taxes payable                                           48,127                --                --
       Increase (decrease) in accounts payable
         and accrued expenses                                                     13,860           (16,282)            1,403
                                                                             -----------       -----------       -----------

         Net cash provided by operating activities                             1,451,628         1,517,479         1,369,690

Cash flows from investing activities:
   Additions to oil and gas properties                                        (1,568,810)         (982,872)       (1,628,695)
   Proceeds from sale of oil and gas properties and equipment                     81,008                --                --
   Additions to other property and equipment                                      (2,313)             (834)           (4,927)
   Investment in GazTex, LLC                                                    (282,126)               --                --
                                                                             -----------       -----------       -----------

         Net cash used in investing activities                                (1,772,241)         (983,706)       (1,633,622)

Cash flows from financing activities:
   Acquisition of treasury stock                                                 (16,650)           (1,389)         (127,536)
   Profits from sale of stock by insider                                              --             2,950                --
   Reduction of capital lease obligations                                             --           (61,086)          (24,943)
   Reduction of long-term debt                                                  (660,000)         (770,000)         (470,000)
   Proceeds from long term debt                                                  950,000           320,000           910,000
   Minority interest contributions                                                39,677                --                --
                                                                             -----------       -----------       -----------
       Net cash (used in) provided by
         financing activities                                                    313,027          (509,525)          287,521
                                                                             -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                              (7,586)           24,248            23,589

Cash and cash equivalents at beginning of year                                    92,795            68,547            44,958
                                                                             -----------       -----------       -----------

Cash and cash equivalents at end of year                                     $    85,209       $    92,795       $    68,547
                                                                             ===========       ===========       ===========

   Interest paid                                                             $    84,662       $    83,196       $    94,792
   Income taxes paid (recovered)                                             $    12,269       $    50,000       $  (117,056)

Supplemental disclosure of non-cash investing and financing activities:
     Fair value of warrants issued for
       oil and gas properties                                                $        --       $        --       $    73,552
     Acquisition of equipment under capital leases                           $        --       $        --       $    81,182

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    MEXCO ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Mexco Energy Corporation (a Colorado Corporation), its wholly owned subsidiary, Forman Energy Corporation, and its 90% owned subsidiary, OBTX, LLC (a Delaware Limited Liability Company) (collectively, the "Company") are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (NGLs). OBTX, LLC was formed on April 8, 2004, and is included in the consolidated financial statements since its date of formation. Although most of the Company's oil and gas interests are centered in West Texas, the Company owns producing properties and undeveloped acreage in ten states. Although most of the Company's oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves, the related present value of estimated future net cash flows and the future development, dismantlement and abandonment costs.

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

Oil and Gas Properties. Oil and gas properties are accounted for using the full cost method of accounting as defined by the Securities and Exchange Commission ("SEC"). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as property and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in fiscal 2004, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (DD&A) pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the DD&A pool increase the DD&A rate.

Depreciation, Depletion and Amortization. The depreciable base for oil and gas properties includes the sum of capitalized costs net of accumulated DD&A, estimated future development costs and asset retirement costs not accrued in oil and gas properties, less costs excluded from amortization and salvage. The depreciable base of oil and gas properties and mineral investments are amortized using the unit-of-production method.

Ceiling Test. Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using prices in effect at the end of the period held flat for the life of production and including the effect of derivative contracts that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

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

Long Term Investment in GazTex, LLC. The Company accounts for its investment in a limited liability company on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entity.

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

                                                             2005           2004           2003
                                                           ---------      ---------      ---------
      Weighted average number of common shares
        outstanding, basic                                 1,734,726      1,736,047      1,741,462
      Incremental shares from the assumed exercise of
        dilutive stock options                                66,441         66,253          5,369
                                                           ---------      ---------      ---------
      Dilutive potential common shares                     1,801,167      1,802,300      1,746,831
                                                           =========      =========      =========

Outstanding options and warrants to purchase 90,000, 10,000 and 388,500 shares at March 31, 2005, 2004, and 2003, respectively, were not included in the computation of diluted net earnings per share because the exercise price of the options or warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Stock Options and Warrants. The Company accounts for employee stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No.
25. The Company applies the intrinsic-value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant.

If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for all employee awards under the plan, net income, basic income per common share and diluted income per common share would have been as follows:

                                                                2005              2004              2003
                                                             -----------       -----------       -----------
      Net income, as reported                                $   577,527       $   429,846       $   672,808
      Deduct: Stock-based employee compensation expense
              determined under fair value based method
              (SFAS 123), net of tax                             (90,081)          (86,070)          (63,133)
                                                             -----------       -----------       -----------
      Net income, pro forma                                  $   487,446       $   343,776       $   609,675
                                                             ===========       ===========       ===========
      Basic income per share:
         As reported                                         $      0.33       $      0.25       $      0.39
         Pro forma                                           $      0.28       $      0.20       $      0.35

      Diluted income per share:
         As reported                                         $      0.32       $      0.24       $      0.39
         Pro forma                                           $      0.27       $      0.19       $      0.35

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

Recent Accounting Pronouncements. FASB Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," provides guidance on the application of SFAS No. 109, "Accounting for Income Taxes," to the tax deduction on qualified production as provided for in the American Jobs Creation Act of 2004 (Jobs Act). FSP FAS 109-1 provides that the deduction should be treated as a special deduction under paragraph 231 of SFAS No. 109. This deduction takes effect beginning in 2005 and, therefore, has no impact on the current year financial statements. The Company is currently assessing the effect of FAS 109-1 on the fiscal 2006 financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. The Company currently uses the intrinsic-value method to account for these share-based payments. For public companies, SFAS 123R is effective for fiscal years beginning after June 15, 2005. The Company will adopt the provisions of this statement in the first quarter of fiscal 2007 and is currently assessing the effect of SFAS 123R on the financial statements.

The SEC issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, which was adopted in the third quarter of fiscal 2005, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. It also states that estimated dismantlement and abandonment costs in future development activities be included in the calculation of depreciation, depletion and amortization. The adoption of SAB No. 106 did not have any material impact on the Company's financial statements.

3. Long-Term Debt

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. Effective August 15, 2004, the credit agreement was amended with a maturity date of April 1, 2006. On July 29, 2004, the borrowing base was redetermined and increased to $2,500,000 with no monthly commitment reductions. As of March 31, 2005, the balance outstanding under this agreement was $1,990,000. No principal payments are anticipated to be required through March 31, 2006 based on the revised borrowing base. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (5.75% and 4.00% at March 31, 2005 and 2004, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

4. Other Income

During the third quarter of fiscal 2003 the Company received proceeds of $254,862, before expenses of $101,945, resulted from the settlement of a class action lawsuit against a gas purchaser involving contract price disputes.

5. Asset Retirement Obligations

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

The asset retirement obligation, which is included on the consolidated balance sheet, was $395,046 at March 31, 2005. The current portion of the asset retirement obligation as of March 31, 2005, was $20,540 and is included on the consolidated balance sheet in accounts payable and other accrued expenses. Accretion expense for fiscal 2005 and 2004 was $24,735 and $24,246, respectively.

The following table provides a rollforward of the asset retirement obligation for the fiscal years ended March 31, 2005 and 2004:

                                                                            2005            2004
                                                                          ---------       ---------
      Carrying amount of asset retirement obligations as of April 1       $ 420,665       $ 358,419
      Liabilities incurred                                                    4,831          48,321
      Liabilities settled                                                   (55,185)        (10,321)
      Accretion expense                                                      24,735          24,246
                                                                          ---------       ---------
      Carrying amount of asset retirement obligations as of March 31      $ 395,046       $ 420,665
                                                                          =========       =========

6. Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

                                                                 2005              2004
                                                              -----------       -----------
      Deferred tax assets:
        Percentage depletion carryforwards                    $   411,907       $   442,907
        Vacation accrual                                            2,714             2,636
        Deferred compensation                                      69,587            56,536
        Asset retirement obligation                               122,464           130,406
        Other                                                          --             1,777
                                                              -----------       -----------
                                                                  606,672           634,262
       Deferred tax liabilities:
        Excess financial accounting bases over tax bases
          of property and equipment                            (1,321,956)       (1,153,534)
                                                              -----------       -----------

        Net deferred tax liabilities                          $  (715,284)      $  (519,272)
                                                              ===========       ===========

As of March 31, 2005, the Company has statutory depletion carryforwards of approximately $1,329,000, which do not expire.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                              2005             2004             2003
                                            ---------        ---------        ---------
      Tax expense at statutory rate         $ 284,180        $ 239,011        $ 282,513
      Depletion in excess of basis                 --          (39,563)         (86,170)
      Effect of graduated rates               (25,075)         (21,089)         (24,928)
      Revision of prior year estimates          2,526               --          (13,026)
      Other                                    10,978           (7,499)            (276)
                                            ---------        ---------        ---------
                                            $ 272,609        $ 170,860        $ 158,113
                                            =========        =========        =========
      Effective tax rate                           33%              24%              19%
                                            =========        =========        =========

7. Exploration Agreement

On December 5, 2002, the Company entered into an exploration agreement with Falcon Bay Operating, LLC. Pursuant to such agreement, the Company obtained the right to purchase and inventory seismic data and acreage in shallow water areas of Texas and Louisiana. In consideration for the right to obtain four such prospects, the Company issued warrants to purchase 107,500 shares of common stock at an exercise price of $5.00 per share. Such warrants were exercisable for a period of two years from date of grant and expired, unexercised on December 5, 2004. This agreement provided for the issuance of additional warrants, exercisable for two years at the same exercise price, covering 322,500 shares upon exercise of the Company's right to participate in a total of four prospects. Both parties have elected not to participate in any additional prospects; therefore, no further warrants will be issued.

8. Investment in GazTex, LLC

The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties have been paid 90% by Mexco Energy Corporation and 10% by the other three owners of OBTX, LLC. These amounts will not be reimbursed by GazTex, LLC as originally anticipated in our December 31, 2004 quarterly financials, but instead represent an investment in GazTex, LLC. GazTex, LLC was formed during fiscal 2005 and through March 31, 2005 has no operations other than the evaluation activity. Through March 31, 2005, the Company has $282,126 classified as a long-term investment in GazTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. Through March 31, 2005, the Company has expensed organization costs of $46,514 to set up OBTX, LLC and has expensed $83,213 in consulting costs for the initial evaluation of projects that have been discontinued.

9. Major Customers

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

In fiscal 2005, 2004, and 2003, one purchaser accounted for 21%, 29%, and 28%, respectively, of revenues. At March 31, 2005, accounts receivable from the purchaser was approximately 24% of oil and gas accounts receivable.

10. Oil and Gas Costs

The costs related to the oil and gas activities of the Company were incurred as follows:

                                                 Year Ended March 31,
                                      ------------------------------------------
                                         2005            2004            2003
                                      ----------      ----------      ----------
      Property acquisition costs
         Proved                       $1,203,768      $  339,519      $   64,090
         Unproved U.S.                   104,713         184,912         673,690
         Unproved Russia                      --          41,596              --
      Exploration costs                   78,753           4,757          55,543
      Development costs                  193,446         453,684         990,106

      The Russian costs included in 2004 have been contributed to GazTex, LLC and are included on the consolidated balance sheet in the long-term investment in GazTex, LLC.

      The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                                   2005             2004             2003
                                                -----------      -----------      -----------
      Proved oil and gas properties             $17,098,091      $15,758,031      $14,596,072
      Unproved oil and gas properties:
        subject to amortization                     357,164          342,927          387,166
        not subject to amortization-U.S             921,719          817,006          673,690
        not subject to amortization-Russia               --           41,596               --
                                                -----------      -----------      -----------
                                                 18,376,974       16,959,560       15,656,928

      Less accumulated depreciation,
        depletion, and amortization               9,899,582        9,320,174        8,637,902
                                                -----------      -----------      -----------
                                                $ 8,477,392      $ 7,639,386      $ 7,019,026
                                                ===========      ===========      ===========

The cost of certain oil and gas leases that the Company has acquired, but not evaluated, have been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within the following year. Costs excluded from amortization at March 31, 2005 and 2004 total $921,719 and $858,602, respectively. No impairment exists for these properties at March 31, 2005 based on geological studies.

Depreciation, depletion, and amortization amounted to $6.84, $6.24 and $5.64 per equivalent barrel of production for the years ended March 31, 2005, 2004, and 2003, respectively.

11. Stockholders' Equity

In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2003, the Company repurchased 30,244 shares at an aggregate cost of $127,536 for the treasury account. For the fiscal 2004, the board of directors repurchased 281 shares at an aggregate cost of $1,389 for the treasury account. During fiscal 2005, the Company purchased 3,000 shares at an aggregate cost of $16,650 for the treasury account.

During the last quarter of fiscal 2004, the Chairman of the board paid the Company $2,950, representing profits on stock sold which he held less than six months. Such payment was made in accordance with Section 16(b) of the Securities Exchange Act of 1934.

12. Stock Options and Warrants

The Company adopted an employee incentive stock plan effective September 15, 1997. Under the plan, 350,000 shares are available for distribution. Awards, granted at the discretion of the compensation committee of the board of directors, include stock options of restricted stock. Stock options may be an incentive stock option or a nonqualified stock option. Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant and are subject to forfeiture if employment terminates. Restricted stock awards may be granted with a condition to attain a specified goal. The purchase price will be at least $5.00 per share of restricted stock. The awards of restricted stock must be accepted within 60 days and will vest as determined by agreement. Holders of restricted stock have all rights of a shareholder of the Company.

In September 2004, the Board of Directors of the Company adopted the 2004 Incentive Stock Plan to replace, modify and extend the termination date of the September 15, 1997 stock plan to September 14, 2009. This new plan provides for the award of stock options up to 375,000 shares of which 125,000 may be the subject of stock grants without restrictions and without payment by the recipient and stock awards of up to 125,000 shares with restrictions including payment for the shares and employment of not less than three years from the date of the award. The terms of the stock options are similar to those of the existing stock option plan except that the term of the Plan is five years from the date of its adoption.

During fiscal 2005, options for 40,000 shares were granted. Of these, 10,000 options were granted to contract consultants. The exercise price of all options granted equaled or exceeded the market price of the stock on the date of grant.

Additional information with respect to the Plan's stock option activity for options issued to employees and directors is as follows:

                                                                     Weighted
                                                        Number        Average
                                                      of Shares   Exercise Price
                                                      ---------   --------------
      Options outstanding, at April 1, 2002            150,000      $     6.07
        Granted                                         31,000            4.00
        Exercised                                           --              --
        Forfeited                                           --              --
                                                    ----------      ----------
      Options outstanding, at March 31, 2003           181,000            5.71
        Granted                                         39,000            6.00
        Exercised                                           --              --
        Forfeited                                           --              --
                                                    ----------      ----------
      Options outstanding, at March 31, 2004           220,000            5.76
        Granted                                         30,000            6.52
        Exercised                                           --              --
        Forfeited                                           --              --
                                                    ----------      ----------
      Options outstanding, at March 31, 2005           250,000      $     5.85
                                                    ==========      ==========

      Options exercisable at March 31, 2003            110,000      $     6.40
      Options exercisable at March 31, 2004            142,750      $     6.08
      Options exercisable at March 31, 2005            170,250      $     5.94

Weighted average grant date fair value of stock options granted to employees and directors during fiscal 2005, 2004, and 2003 were $3.98, $4.82 and $3.72, respectively. These values were determined using a Binomial option-pricing model. The model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the expected life of the option. The Company considers the Binomial model more accurate than the Black-Scholes model, in that it recognizes the ability to exercise before expiration once an option is vested. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2005, 2004 and 2003:

                                           2005           2004           2003
                                        ----------     ----------     ----------
      Expected volatility                   62.99%         67.46%        134.07%
      Expected dividend yield                0.00%          0.00%          0.00%
      Risk-free rate of return               3.99%          3.40%          5.40%
      Expected life of options           6.3 years        7 years        7 years

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The following tables summarize information about employee and directors stock options outstanding and exercisable at March 31, 2005:

                            Stock Options Outstanding

                                           Weighted Average
                            Number of          Remaining            Weighted
         Range of             Shares          Contractual            Average
      Exercise Prices      Outstanding       Life in Years        Exercise Price
      ---------------      -----------     ------------------     --------------
        $7.50-$7.75            50,000             3.56                $7.60
        $6.70-$6.75            40,000             7.54                $6.73
        $6.00-$6.17            49,000             7.50                $6.03
        $5.25                  60,000             4.98                $5.25
        $4.00                  51,000             6.88                $4.00
                            ---------
                              250,000

                            Stock Options Exercisable

                                          Number of                Weighted
               Range of                    Shares                   Average
            Exercise Prices              Exercisable             Exercise Price
            ---------------              -----------             --------------
              $7.50-$7.75                    50,000                  $7.60
              $6.75                          20,000                  $6.75
              $6.00                           9,750                  $6.00
              $5.25                          60,000                  $5.25
              $4.00                          30,500                  $4.00
                                          ---------
                                            170,250

Since the Company applies the intrinsic-value method in accounting for its employee stock options, it generally records no compensation cost for its stock option awards to employees. The Company recognizes expense related to stock options awarded to independent consultants and contractors based on fair value of the options at date of grant. Additional information with respect to stock option and warrant activity for options and warrants granted to outside consultants and contractors is as follows:

                                                                     Weighted
                                                     Number           Average
                                                    of Shares     Exercise Price
                                                    ---------     --------------
      Options outstanding, at April 1, 2002           80,000          $  6.25
        Granted                                      127,500             4.84
        Exercised                                         --               --
        Forfeited                                         --               --
                                                     -------          -------
      Options outstanding, at March 31, 2003         207,500             5.39
        Granted                                       10,000             7.00
        Exercised                                         --               --
        Forfeited                                         --               --
                                                     -------          -------
      Options outstanding, at March 31, 2004         217,500             5.83
        Granted                                       10,000             5.65
        Exercised                                         --               --
        Forfeited*                                   107,500             5.00
                                                     -------          -------
      Options outstanding, at March 31, 2005         120,000          $  5.89
                                                     =======          =======

      Options exercisable at March 31, 2003          160,000          $  5.50
      Options exercisable at March 31, 2004          180,000          $  5.48
      Options exercisable at March 31, 2005           90,000          $  5.75

*Warrants issued December 5, 2002 to purchase 107,500 shares of common stock at an exercise price of $5.00 expired December 5, 2004.

Weighted average grant date fair value of stock options and warrants granted to outside consultants and contractors during fiscal 2005, 2004, and 2003 were $3.23, $5.46 and $1.16, respectively. These values were determined using a Binomial option-pricing model. The model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the expected life of the option. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2005, 2004 and 2003:

                                         2005            2004             2003
                                        -------         -------          -------
      Expected volatility                65.91%          62.52%           90.09%
      Expected dividend yield             0.00%           0.00%            0.00%
      Risk-free rate of return            4.01%           3.81%            2.39%
      Expected life of options          5 years         7 years          3 years

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.

The following tables summarize information about outside consultants and contractors stock options and warrants outstanding and exercisable at March 31, 2005:

                       Stock Options/Warrants Outstanding

                                            Weighted Average
                            Number of           Remaining            Weighted
         Range of            Shares            Contractual            Average
      Exercise Prices      Outstanding        Life in Years       Exercise Price
      ---------------      -----------      ----------------      --------------
         $7.50-$7.75          20,000              3.47                $7.63
         $7.00                10,000              8.65                $7.00
         $6.75                30,000              5.82                $6.75
         $5.65                10,000              4.93                $5.65
         $5.25                20,000              4.98                $5.25
         $4.00                30,000              6.97                $4.00
                           -----------
                             120,000

                       Stock Options/Warrants Exercisable

                                        Number of                  Weighted
               Range of                  Shares                     Average
            Exercise Prices            Exercisable               Exercise Price
            ---------------            -----------               --------------
               $7.50-$7.75                20,000                     $7.63
               $7.00                       2,500                     $7.00
               $6.75                      30,000                     $6.75
               $5.25                      20,000                     $5.25
               $4.00                      17,500                     $4.00
                                       -----------
                                          90,000

The Company recognizes expense related to stock options awarded to independent consultants based on fair value of the options at date of grant. Total expense related to these awards was $42,099, $47,424 and $61,522 for fiscal 2005, 2004 and 2003, respectively. The Company capitalizes fair value of warrants as part of the leasehold cost of the acreage acquired in connection with the issuance of the warrants.

13. Related Party Transactions

Related party transactions with the majority stockholder for the years ended March 31, 2005, 2004, and 2003 relate to shared office expenditures. The total billed to the stockholder for years ended March 31, 2005, 2004 and 2003 was $6,612, $18,118 and $10,016, respectively.

Effective January 1, 2000, the Company entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services. Amounts paid under this contract were $13,835, $8,094 and $19,251 for the years ended March 31, 2005, 2004 and 2003, respectively.

Arden Grover is a director of the Company and owns 3 1/3% of OBTX, LLC. Mr. Grover serves as a member of the board of directors of both OBTX, LLC and its 50% owned Russian subsidiary GazTex LLC. Since inception of this venture, Mr. Grover has invested $13,226 as his share of 3 1/3% ownership of OBTX, LLC.

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

14. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and FASB. These guidelines require that reserve estimates be prepared under existing economic and operating conditions at year-end, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 2005, 2004, and 2003 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

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

Changes in Proved Reserve Quantities (Unaudited):

                                                   2005                            2004                            2003
                                        ---------------------------     ---------------------------     ---------------------------
                                           Bbls             Mcf            Bbls             Mcf            Bbls             Mcf
                                        -----------     -----------     -----------     -----------     -----------     -----------
Proved reserves,
    beginning of year                       132,000       7,917,000         150,000       7,931,000         237,000      10,182,000
Revision of previous
    estimates                                31,000        (660,000)          2,000         214,000         (66,000)     (1,746,000)
Purchase of minerals
    in place                                  3,000         482,000              --         260,000              --          22,000
Extensions and
    discoveries                               2,000          30,000              --              --           2,000          12,000
Sales of minerals
    in place                                     --         (38,000)             --              --              --              --
Production                                  (17,000)       (404,000)        (20,000)       (488,000)        (23,000)       (539,000)
                                        -----------     -----------     -----------     -----------     -----------     -----------
Proved reserves,
    end of year                             151,000       7,327,000         132,000       7,917,000         150,000       7,931,000
                                        ===========     ===========     ===========     ===========     ===========     ===========

Proved Developed Reserves (Unaudited):

Beginning of year                            77,000       4,274,000          94,000       4,518,000         144,000       5,159,000
End of year                                 108,000       4,597,000          77,000       4,274,000          94,000       4,518,000

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited):

                                                                               March 31,
                                                            ----------------------------------------------
                                                                2005             2004             2003
                                                            ------------     ------------     ------------
Future cash inflows                                         $ 49,785,000     $ 46,230,000     $ 49,820,000
Future production and development costs                      (12,518,000)     (12,225,000)     (13,284,000)
Future income taxes (a)                                       (8,517,000)      (7,761,000)      (8,444,000)
                                                            ------------     ------------     ------------
Future net cash flows                                         28,750,000       26,244,000       28,092,000
Annual 10% discount for estimated timing of cash flows       (12,591,000)     (11,482,000)     (12,120,000)
                                                            ------------     ------------     ------------
Standardized measure of discounted future net cash flows    $ 16,159,000     $ 14,762,000     $ 15,972,000
                                                            ============     ============     ============

(a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited) Relating to Proved Oil and Gas Reserves

                                                          Year Ended March 31,
                                             ----------------------------------------------
                                                 2005             2004             2003
                                             ------------     ------------     ------------
Sales of oil and gas produced,
     net of production costs                 $ (2,184,000)    $ (1,968,000)    $ (1,833,000)
Net changes in price and production costs       2,167,000       (1,697,000)      12,946,000
Changes in previously estimated
     development costs                           (539,000)              --          512,000
Revisions of quantity estimates                (1,053,000)         524,000       (5,103,000)
Net change due to purchases and sales of
     minerals in place                          1,305,000          681,000           77,000
Extensions and discoveries,
     less related costs                           156,000               --           87,000
Net change in income taxes                       (422,000)         436,000       (2,180,000)
Accretion of discount                           1,912,000        2,077,000        1,193,000
Changes in timing of estimated cash
     flows and other                               55,000       (1,263,000)         969,000
                                             ------------     ------------     ------------
Changes in standardized measure                 1,397,000       (1,210,000)       6,668,000

Standardized measure, beginning of year        14,762,000       15,972,000        9,304,000
                                             ------------     ------------     ------------
Standardized measure, end of year            $ 16,159,000     $ 14,762,000     $ 15,972,000
                                             ============     ============     ============

15. Selected Quarterly Financial Data (Unaudited)

                                                            FISCAL 2005
                                         --------------------------------------------------
                                         4TH QTR       3RD QTR       2ND QTR       1ST QTR
                                         --------      --------      --------      --------
Net sales                                $791,476      $774,966      $722,452      $674,995
Operating profit                          250,596       287,220       225,160       161,254
Net income                                172,406       183,359       119,060       102,702
Net income per share-basic                   0.09          0.11          0.07          0.06
Net income per share-diluted                 0.09          0.10          0.07          0.06

                                                            FISCAL 2004
                                         --------------------------------------------------
                                         4TH QTR       3RD QTR       2ND QTR       1ST QTR
                                         --------      --------      --------      --------
Net sales                                $723,258      $650,783      $768,852      $767,060
Operating profit                          254,264       123,570       196,292       211,613
Net income before cumulative effect       204,628        57,255       118,470       151,760
Net income per share-basic (1)               0.12          0.03          0.07          0.03
Net income per share-diluted (1)             0.12          0.03          0.06          0.03

(1) First quarter of fiscal 2004 includes a cumulative effect of change in accounting principle (Cumulative Effect) loss of $0.06 related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required regarding Directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2005.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 30, 2005.

PART IV

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

            3. Exhibits.

      Exhibit
      Number
      ------
      3.1 Articles of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
      3.2   Bylaws adopted December 5, 2002.
      10.1  Stock Option Plan (incorporated by reference to the Amendment to
            Schedule 14C Information Statement filed on August 13, 1997).
      10.2 Bank Line of Credit (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
      10.3 2004 Incentive Stock Option Plan (incorporated by reference to the Proxy Statement pursuant to Schedule 14A filed on July 9, 2004).
      14.1 Code of Business Conduct and Ethics (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 15,
            2004).
      21 Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K dated June 24, 1998).
      31.1 Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a -- 14(a) of the Securities Exchange Act of 1934.
      31.2 Certification of the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.
      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            Current report on Form 8-K filed on March 30, 2005, pursuant to Item 5.02, announcing a change in directors.

            Current report on Form 8-K filed on January 14, 2005, pursuant to
      Item 8.01, announcing a royalty purchase.

            Current report on Form 8-K filed on October 27, 2004, pursuant to
      Item 8.01, announcing a stock repurchase.

            Current report on Form 8-K filed on August 4, 2004, pursuant to Item 8.01, announcing a royalty purchase.

                                Glossary of Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this Form 10-K.

      Bbl. One barrel, or 42 U.S. gallons of liquid volume.

      Bcf. One billion cubic feet.

      Bcfe. One billion cubic feet of natural gas equivalents.

      Completion. The installation of permanent equipment for the production of oil or gas.

      Credit Facility. A line of credit provided by a group of banks, secured by oil and gas properties.

      DD&A. Refers to depreciation, depletion and amortization of the Company's property and equipment.

      Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

      Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

      Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new productive reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

      Extensions and discoveries. As to any period, the increases to proved reserves from all sources other than the acquisition of proved properties or revisions of previous estimates.

      MBbls. One thousand barrels.

      Mcf. One thousand cubic feet.

      Mcfe. One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

      MMbtu. One million British thermal units. One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from
      58.5 to 59.5 degrees Fahrenheit.

      MMcf. One million cubic feet.

      MMcfe. One million cubic feet of natural gas equivalents.

      Natural gas liquids. Liquid hydrocarbons that have been extracted from natural gas, such as ethane, propane, butane and natural gasoline.

      Net production. Oil and gas production that is owned by the Company, less royalties and production due others.

      NYMEX. New York Mercantile Exchange, the exchange on which commodities, including crude oil and natural gas futures contracts, are traded.

      Oil. Crude oil or condensate.

      Operator. The individual or company responsible for the exploration, development and production of an oil or gas well or lease.

      Present value of proved reserves. The present value of estimated future revenues to be generated from the production of proved reserves determined in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to nonproperty related expenses such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

      Proved developed nonproducing reserves. Reserves that consist of (i) proved reserves from wells which have been completed and tested but are not producing due to lack of market or minor completion problems which are expected to be corrected and (ii) proved reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the wells.

      Proved developed producing reserves. Proved reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

      Proved developed reserves. The combination of proved developed producing and proved developed nonproducing reserves.

      Proved reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

      Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

      Royalty. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

      SEC. The United States Securities and Exchange Commission.

      Standardized measure of discounted future net cash flows. The after-tax present value of proved reserves determined in accordance with SEC guidelines.

      Undeveloped acreage. Leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

      Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

      Workover. Operations on a producing well to restore or increase production.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                MEXCO ENERGY CORPORATION

                                Registrant


                                By: /s/ Nicholas C. Taylor
                                    --------------------------------------------
                                    Nicholas C. Taylor
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 29, 2005, by the following persons on behalf of the Company and in the capacity indicated.


/s/ Nicholas C. Taylor
--------------------------------------------
      Nicholas C. Taylor
      President, Chief Executive Officer
      and Director


/s/ Donna Gail Yanko
--------------------------------------------
      Donna Gail Yanko
      Vice President, Operations
      and Director


/s/ Tamala L. McComic
--------------------------------------------
      Tamala L. McComic
      Vice President, Treasurer
      and Assistant Secretary


/s/ Thomas Graham, Jr.
--------------------------------------------
      Thomas Graham, Jr.
      Chairman of the Board of Directors


/s/ Thomas R. Craddick
--------------------------------------------
      Thomas R. Craddick
      Director


/s/ Jeffry A. Smith
--------------------------------------------
      Jeffry A. Smith
      Director


/s/ Arden Grover
--------------------------------------------
      Arden Grover
      Director


/s/ Jack D. Ladd
--------------------------------------------
      Jack D. Ladd
      Director

                                INDEX TO EXHIBITS

       Exhibit
       Number     Exhibit                                                   Page
       ------     -------                                                   ----

      3.1*        Articles of Incorporation.
      3.2***      Bylaws.
      10.1**      Stock Option Plan.
      10.2*       Bank Line of Credit.
      10.3****    2004 Incentive Stock Option.
      14.1*****   Code of Business Conduct and Ethics.
      21*         Subsidiaries of the Company.
      31.1        Certification by the President and Chief Executive
                  Officer of the Company pursuant to Rule 13a -- 14(a) of the Securities Exchange Act of 1934.
      31.2        Certification of the Chief Financial Officer of the
                  Company pursuant to Rule 13a - 14(a) of the Securities
                  Exchange Act of 1934.
      32.1        Certification Pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2        Certification Pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------

*           Incorporated by reference to the Company's Annual Report on Form
            10-K dated June 24, 1998.
**          Incorporated by reference to the Amendment to Schedule 14C
            Information Statement filed on August 13, 1998.
***         Filed with the Company's Annual Report on Form 10-K dated June 29,
            2004.
****        Filed with the Company's Proxy Statement filed July 9, 2004.
*****       Filed with the Company's Quarterly Report on Form 10-Q filed on
            November 15, 2004.