Form 10-Q
period 2005-06-30
MEXCO ENERGY CORP
filed 2005-08-12
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [_] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         Common Stock, $0.50 par value:
                 1,733,041 shares outstanding at August 11, 2005

                            MEXCO ENERGY CORPORATION


                                Table of Contents

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION
------------------------------

       Item 1.  Consolidated Balance Sheets as of June 30, 2005
                (Unaudited) and March 31, 2005                             3

                Consolidated Statements of Operations (Unaudited) for
                the three months ended June 30, 2005 and June 30, 2004     4

                Consolidated Statements of Cash Flows (Unaudited) for
                the three months ended June 30, 2005 and June 30, 2004     5

                Notes to Consolidated Financial Statements (Unaudited)     6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                11

       Item 4.  Controls and Procedures                                    11


PART II.  OTHER INFORMATION                                                12
---------------------------

       Item 1.  Legal Proceedings
       Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds
       Item 3.  Defaults upon Senior Securities
       Item 4.  Submission of Matters to a Vote of Security Holders
       Item 5.  Other Information
       Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                 12
----------

CERTIFICATIONS                                                             13
--------------

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                                               June 30,         March 31,
                                                                2005              2005
                                                             ------------    ------------
                                                             (Unaudited)
ASSETS
     Current assets
       Cash and cash equivalents                             $     89,024    $     85,209
       Accounts receivable:
         Oil and gas sales                                        419,410         418,348
         Trade                                                      7,286          23,258
         Related parties                                            1,275           2,103
       Prepaid costs and expenses                                  35,215           7,362
                                                             ------------    ------------
           Total current assets                                   552,210         536,280

     Investment in GazTex, LLC                                    282,126         282,126

     Property and equipment, at cost
       Oil and gas properties, using the full cost method
         ($965,018 and $983,680 excluded from amortization
         as of June 30, 2005 and 2004, respectively)           18,547,694      18,376,974
       Other                                                       36,855          36,855
                                                             ------------    ------------
                                                               18,584,549      18,413,829
       Less accumulated depreciation,
         depletion, and amortization                           10,067,765       9,929,086
                                                             ------------    ------------
           Property and equipment, net                          8,516,784       8,484,743
                                                             ------------    ------------
                                                             $  9,351,120    $  9,303,149
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable - trade                              $    121,535    $    111,675
       Income tax payable                                          74,278          48,127
       Current portion of long-term debt                        1,815,000              --
                                                             ------------    ------------
         Total current liabilities                              2,010,813         159,802

     Long-term debt                                                    --       1,990,000
     Asset retirement obligation                                  364,884         374,506
     Deferred income tax liability                                740,713         715,284
     Minority interest                                             25,362          25,362
     Commitments and contingencies

     Stockholders' equity
       Preferred stock - $1.00 par value;
         10,000,000 shares authorized; none outstanding                --              --
       Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,766,566 shares issued                                  883,283         883,283
       Additional paid-in capital                               3,836,827       3,826,592
       Retained earnings                                        1,634,813       1,473,895
       Treasury stock, at cost (33,525 shares)                   (145,575)       (145,575)
                                                             ------------    ------------
Total stockholders' equity                                      6,209,348       6,038,195
                                                             ------------    ------------
                                                             $  9,351,120    $  9,303,149
                                                             ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended June 30,
                                   (Unaudited)

                                                     2005              2004
                                                -------------    -------------
Operating revenues:
    Oil and gas                                 $     802,720    $     674,995
    Other                                                 372            2,008
                                                -------------    -------------
       Total operating revenues                       803,092          677,003

Operating expenses:
    Production                                        176,445          191,738
    Accretion of asset retirement obligation            5,785            6,820
    Depreciation, depletion, and amortization         138,679          152,772
    General and administrative                        195,403          164,419
                                                -------------    -------------
       Total operating expenses                       516,312          515,749
                                                -------------    -------------

Operating profit                                      286,780          161,254

Other income (expense):
    Interest income                                       167               53
    Interest expense                                  (29,982)         (16,843)
                                                -------------    -------------

       Net other expense                              (29,815)         (16,790)

Minority interest in loss of subsidiary                 3,824               --
                                                -------------    -------------

Earnings before income taxes                          260,789          144,464

Income tax expense:
    Current                                            74,442           43,425
    Deferred                                           25,429           (1,663)
                                                -------------    -------------
                                                       99,871           41,762
                                                -------------    -------------

Net income                                      $     160,918    $     102,702
                                                =============    =============

Net income per common share:

Basic:                                          $        0.09    $        0.06
Diluted:                                        $        0.09    $        0.06


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended June 30,
                                   (Unaudited)

                                                         2005          2004
                                                       ---------    ---------
Cash flows from operating activities:
   Net income                                          $ 160,918    $ 102,702
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Increase (decrease) in deferred income taxes       25,429       (1,663)
       Stock-based compensation                           10,235       12,827
       Depreciation, depletion, and amortization         138,679      152,772
       Accretion of asset retirement obligations           5,785        6,820
       Minority interest in loss of GazTex, LLC           (3,824)          --
       (Increase) decrease in accounts receivable         15,738      (53,750)
       Increase in prepaid expenses                      (27,853)      (9,507)
       Increase in income taxes payable                   26,151       27,223
       Increase in accounts payable
         and accrued expenses                                790       67,154
                                                       ---------    ---------

         Net cash provided by operating activities       352,048      304,578

Cash flows from investing activities:
   Additions to oil and gas properties                  (191,590)    (237,113)
   Proceeds from sale of oil and gas properties
        and equipment                                     14,533           --
                                                       ---------    ---------

         Net cash used in investing activities          (177,057)    (237,113)

Cash flows from financing activities:
   Reduction of long-term debt                          (175,000)    (100,000)
   Minority interest contributions                         3,824           --
                                                       ---------    ---------
         Net cash used in financing activities          (171,176)    (100,000)
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents       3,815      (32,535)

Cash and cash equivalents at beginning of year            85,209       92,795
                                                       ---------    ---------

Cash and cash equivalents at end of year               $  89,024    $  60,260
                                                       =========    =========

   Interest paid                                       $  29,017    $  16,754
   Income taxes paid                                   $  51,164    $      --

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and cash flows for the interim periods ended June 30, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation. The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), as amended by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No.
25. The Company applies the intrinsic value method in accounting for its employee stock options and records no compensation costs for its stock option awards to employees. The Company recognizes compensation cost related to stock options awarded to independent consultants based on fair value of the options at date of grant.

For the quarter ending June 30, 2005, the Company recognized $10,235 related to these stock options for independent consultants.

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

                                                   Three Months Ended
                                                       June 30,
                                                 2005               2004
                                           ---------------    ---------------
Net income, as reported                    $       160,918    $       102,702
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax                     $       (29,098)   $       (22,341)
                                           ---------------    ---------------

Net income, pro forma                      $       131,820    $        80,361
                                           ===============    ===============

Basic earnings per share:

As reported                                $          0.09    $          0.06
Pro forma                                  $          0.08    $          0.05

Diluted earnings per share:

As reported                                $          0.09    $          0.06
Pro forma                                  $          0.07    $          0.04


Asset Retirement Obligations. The Company's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The fair value of a liability for an asset retirement obligation is required to be recorded in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset.

The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

The following table provides a rollforward of the asset retirement obligations for the current period:

Carrying amount of asset retirement obligations
     as of April 1, 2005                                  $       395,046
Liabilities incurred                                                   --
Liabilities settled                                               (15,407)
Accretion expense                                                   5,785
Revisions in estimated liabilities                                     --
Carrying amount of asset retirement obligations
                                                          ---------------
     as of June 30, 2005                                  $       385,424
                                                          ===============

The asset retirement obligation, which is included on the consolidated balance sheet, was $385,424 at June 30, 2005. The current portion of the asset retirement obligation as of June 30, 2005, was $20,540 and is included on the consolidated balance sheet in accounts payable and other accrued expenses. Accretion expense was $5,785 and $6,820 as of June 30, 2005 and 2004, respectively.

Oil and Gas Costs. The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within this fiscal year. Costs excluded from amortization at June 30, 2005 total $965,018 for U.S. properties.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended June 30, 2005 and 2004.

                                                      Three Months Ended
                                                           June 30
                                                     2005             2004
                                                -------------   -------------
Weighted average number of
     common shares outstanding                      1,733,041       1,736,041
Incremental shares from the
     assumed exercise of dilutive
     stock options and warrants                       143,662         120,938
                                                -------------   -------------
Dilutive potential common shares                    1,876,703       1,856,979

Options and warrants to purchase 70,000 shares at an average exercise price of $7.54 outstanding at June 30, 2004 were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common stock of the Company and, therefore, the effect would be antidilutive. No options outstanding at June 30, 2005 were excluded in the computation of diluted net income per share.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. The effective income tax rate for the three months ended June 30, 2005, was 38%. This increased rate over the statutory rate is a result of a revision of an estimate of statutory depletion.

Investment in GazTex, LLC. The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties have been paid 90% by Mexco Energy Corporation and 10% by the other three owners of OBTX, LLC. GazTex, LLC was formed during fiscal 2005 and through June 30, 2005 has no operations other than the evaluation activity. Through June 30, 2005, the Company has $282,126 classified as a long-term investment in GazTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. For the quarter ended June 30, 2005, the Company has expensed approximately $38,000 in consulting costs for the evaluation of projects. No costs were expensed during the first quarter of fiscal 2005.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On July 29, 2004, the borrowing base was redetermined and set at $2,500,000. As of June 30, 2005, the balance outstanding under this agreement was $1,815,000 and matures on April 1, 2006. The borrowing base is currently being re-evaluated and upon completion of the evaluation the note will be extended. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

Recent Accounting Pronouncements. Share based payment - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first annual reporting period under U.S. GAAP beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) on April 1, 2006. The Company has not yet completed the analysis of the impact of SFAS No. 123(R).

FASB Statement No. 154 - In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections ("Statement 154"). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

                     MEXCO ENERGY CORPORATION AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

Cautionary Statements Regarding Forward-Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar meaning. Forward-looking statements appear throughout  this Form  10-Q and  include  statements  regarding  Company  plans, beliefs or current expectations with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production, estimates of future oil and gas prices; estimates of oil and gas reserves; future financial condition or results of operations; and business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While the Company has made assumptions that it believes are reasonable, the assumptions that support its forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. The Company does not undertake to update, revise or correct any of the forward-looking information.

Unless the context otherwise requires, references to the 'Company", "Mexco", "we", "us" or "our" mean Mexco Energy Corporation and its consolidated subsidiaries.

Liquidity and Capital Resources. Historically, the Company's sources of funding have been from operating activities and bank financing.

The Company's focus is on increasing profit margins while concentrating on obtaining gas reserves with low cost operations by acquiring and developing primarily gas properties with potential for long-lived production.

For the first three months of fiscal 2006, cash flow from operations was $352,048 compared to $304,578 for the first three months of fiscal 2005. The increase was primarily due to an increase in net income. The cash flow from operations for the first three months of fiscal 2006 included the effects of a decrease in accounts receivable and an increase in accounts payable and accrued expenses. Cash of $191,590 was used for additions to property and equipment and cash of $175,000 was used to pay on the line of credit. Accordingly, net cash increased $3,815.

Through June 30, 2005, we have reviewed a number of possible projects in Russia. We established a long-term investment in GazTex, LLC for our capital costs of these projects of $282,126. Any projects reviewed that we have decided not to continue studying or develop have been expensed. We expensed approximately $38,000 for the first quarter of fiscal 2006 related to Russian projects. No costs were expensed during the first quarter of fiscal 2005.

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

At June 30, 2005, the Company had a working capital deficit of approximately $1,458,603 compared to a working capital of approximately $376,478 at March 31, 2005, a decrease of $1,835,081 due to the current classification of the long-term debt.

Long-Term Debt. The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. Effective August 15, 2004, the credit agreement was amended with a maturity date of April 1, 2006. On July 29, 2004, the borrowing base was redetermined and set at $2,500,000 with no monthly commitment reductions. As of June 30, 2005, the balance outstanding under this agreement was $1,815,000. The borrowing base is currently being re-evaluated and upon completion of the evaluation the note is expected to be extended. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. Interest under this agreement is payable monthly at prime rate (6.00% and 4.00% at June 30, 2005 and 2004, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends. The balance outstanding on the line of credit as of August 1, 2005 was $1,775,000.

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

Results of Operations - Three Months Ended June 30, 2005 and 2004. Net income increased from $102,702 for the quarter ended June 30, 2004 to $160,918 for the quarter ended June 30, 2005, an increase of $58,216 or 57%.

Oil and gas sales increased from $674,995 for the first quarter of fiscal 2005 to $802,720 for the same period of fiscal 2006. This increase of 19% or $127,725 resulted from an increase in oil production and increases in both oil and gas prices offset partially by a decrease in gas production. Average gas prices increased from $5.08 per mcf for the first quarter of fiscal 2005 to $6.24 per mcf for the same period of fiscal 2006, while average oil prices increased from $36.19 per bbl for the first quarter of fiscal 2005 to $48.37 for the same period of fiscal 2006. Oil and gas production quantities were 3,867 barrels ("bbls") and 105,347 thousand cubic feet ("mcf") for the first quarter of fiscal 2005 and 4,250 bbls and 95,722 mcf for the same period of fiscal 2006, an increase of 10% in oil production, partially due to the addition of certain oil producing interests acquired during the fourth quarter of fiscal 2005. Gas production decreased 9% as a result of natural decline.

Production costs decreased from $191,738 for the first quarter of fiscal 2005 to $176,445 for the same period of fiscal 2006. This was the result of decreased repairs to operated wells during the quarter partially offset by increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 19% from $164,419 for the first quarter of fiscal 2005 to $195,403 for the same period of fiscal 2006. This is primarily the result of an increase in consulting services related to our Russian activities. These expenses were approximately $38,000 for the quarter.

Depreciation, depletion and amortization based on production and other methods decreased 9%, from $152,772 for the first quarter of fiscal 2005 to $138,679 for the same period of fiscal 2006 primarily due to a decrease in production.

Interest expense increased 78% from $16,843 for the first quarter of fiscal 2005 to $29,982 for the same period of fiscal 2006, due to increased borrowings and increased interest rates.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2005, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At June 30, 2005, the Company had an outstanding loan balance of $1,815,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $18,150, based on the outstanding balance at June 30, 2005.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At June 30, 2005, the Company's largest credit risk associated with any single purchaser was $68,592. The Company has not experienced any significant credit losses.

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

                         Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective.

No changes in the Company's internal control over financial reporting occurred during the Current Quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                               MEXCO ENERGY CORPORATION
                               (Registrant)


Dated: August 11, 2005         /s/ Nicholas C. Taylor
                               ------------------------------------------------
                               Nicholas C. Taylor
                               President



Dated: August 11, 2005          /s/ Tamala L. McComic
                                ------------------------------------------------
                                Tamala L. McComic
                                Vice President, Treasurer and Assistant
                                Secretary