Form 10-Q
period 2005-09-30
MEXCO ENERGY CORP
filed 2005-11-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       Or

                Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES        NO   X
                                         -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         Common Stock, $0.50 par value:
                1,733,041 shares outstanding at November 10, 2005

                            MEXCO ENERGY CORPORATION

                                Table of Contents

                                                                                        Page
PART I.  FINANCIAL INFORMATION
       Item 1.   Consolidated Balance Sheets as of September 30, 2005
                 (Unaudited) and March 31, 2005                                          3

                 Consolidated Statements of Operations (Unaudited) for
                 the three and six months ended September 30, 2005 and
                 September 30, 2004                                                      4

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 six months ended September 30, 2005 and September 30, 2004              5

                 Notes to Consolidated Financial Statements (Unaudited)                  6

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               9

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk             11

       Item 4.   Controls and Procedures                                                11

PART II.  OTHER INFORMATION                                                             12

       Item 1.   Legal Proceedings
       Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
       Item 3.   Defaults upon Senior Securities
       Item 4.   Submission of Matters to a Vote of Security Holders
       Item 5.   Other Information
       Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                              13

CERTIFICATIONS                                                                          14

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30      March 31
                                                                         2005            2005
                                                                     ------------    ------------
                                                                     (Unaudited)
ASSETS
     Current assets
       Cash and cash equivalents                                     $     31,986    $     85,209
       Accounts receivable:
         Oil and gas sales                                                547,047         418,348
         Trade                                                             18,634          23,258
         Related parties                                                    2,763           2,103
       Prepaid costs and expenses                                          57,677           7,362
                                                                     ------------    ------------
           Total current assets                                           658,107         536,280

     Investment in GazTex, LLC                                            282,126         282,126

     Property and equipment, at cost
       Oil and gas properties, using the full cost method
         ($965,601 and $921,719 excluded from amortization
         as of September 30, 2005 and March 31, 2005 respectively)     18,707,113      18,376,974
       Other                                                               36,855          36,855
                                                                     ------------    ------------
                                                                       18,743,968      18,413,829
       Less accumulated depreciation,
         depletion, and amortization                                   10,205,808       9,929,086
                                                                     ------------    ------------
           Property and equipment, net                                  8,538,160       8,484,743
                                                                     ------------    ------------
                                                                     $  9,478,393    $  9,303,149
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses                         $    128,740    $    111,675
       Income tax payable                                                 131,387          48,127
                                                                     ------------    ------------
         Total current liabilities                                        260,127         159,802

     Long-term debt                                                     1,600,000       1,990,000
     Asset retirement obligation                                          370,407         374,506
     Deferred income tax liability                                        727,913         715,284
     Minority interest                                                     25,362          25,362
     Commitments and contingencies

     Stockholders' equity
       Preferred stock - $1.00 par value;
         10,000,000 shares authorized; none outstanding                      --              --
       Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,766,566 shares issued                                          883,283         883,283
       Additional paid-in capital                                       3,836,340       3,826,592
       Retained earnings                                                1,920,536       1,473,895
       Treasury stock, at cost (33,525 shares)                           (145,575)       (145,575)
                                                                     ------------    ------------
Total stockholders' equity                                              6,494,584       6,038,195
                                                                     ------------    ------------
                                                                     $  9,478,393    $  9,303,149
                                                                     ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                        September 30                  September 30
                                                     2005          2004            2005          2004
                                                 --------------------------    --------------------------
Operating revenue:
     Oil and gas sales                           $   933,915    $   722,452    $ 1,736,635    $ 1,397,447
     Other                                             1,996          3,174          2,369          5,182
                                                 -----------    -----------    -----------    -----------
         Total operating revenues                    935,911        725,626      1,739,004      1,402,629

Operating expenses:
     Production                                      249,231        206,226        425,676        397,964
     Accretion of asset retirement obligation          5,780          6,432         11,566         13,253
     Depreciation, depletion, and amortization       138,043        120,280        276,722        273,052
     General and administrative                      180,079        167,528        375,482        331,947
                                                 -----------    -----------    -----------    -----------
         Total operating expenses                    573,133        500,466      1,089,446      1,016,216
                                                 -----------    -----------    -----------    -----------

Operating profit                                     362,778        225,160        649,558        386,413

Other income (expense):
     Interest income                                     196             77            363            130
     Interest expense                                (26,891)       (20,963)       (56,874)       (37,806)
                                                 -----------    -----------    -----------    -----------

         Net other expense                           (26,695)       (20,886)       (56,511)       (37,676)
                                                 -----------    -----------    -----------    -----------
Earnings before income taxes and minority
     interest                                        336,083        204,274        593,047        348,737

Income tax expense:
     Current                                          67,501         70,006        141,943        113,431
     Deferred                                        (12,799)        15,208         12,630         13,545
                                                 -----------    -----------    -----------    -----------
                                                      54,702         85,214        154,573        126,976

Income before minority interest                      281,381        119,060        438,474        221,761

Minority interest in loss of subsidiary                4,342           --            8,167           --
                                                 -----------    -----------    -----------    -----------

Net income                                       $   285,723    $   119,060    $   446,641    $   221,761
                                                 ===========    ===========    ===========    ===========
Net income per common share:

Basic:                                           $      0.16    $      0.07    $      0.26    $      0.13
Diluted:                                         $      0.15    $      0.07    $      0.24    $      0.12

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Six Months Ended September 30
                                   (Unaudited)

                                                                  2005          2004
                                                                ---------    ---------
Cash flows from operating activities:
   Net income                                                   $ 446,641    $ 221,761
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Increase in deferred income taxes                           12,630       13,545
       Stock-based compensation                                     9,748       24,286
       Depreciation, depletion, and amortization                  276,722      273,052
       Accretion of asset retirement obligations                   11,566       13,253
       Minority interest in loss of GazTex, LLC                    (8,167)        --
       Decrease (increase) in accounts receivable                (124,735)       1,527
       Decrease (increase) in prepaid expenses                    (50,315)         628
       Increase in income taxes payable                            83,260       97,230
       Increase in accounts payable
         and accrued expenses                                      13,219       13,910
                                                                ---------    ---------

         Net cash provided by operating activities                670,569      659,192

Cash flows from investing activities:
   Additions to oil and gas properties                           (356,492)    (824,179)
   Proceeds from sale of oil and gas properties and equipment      14,533         --
                                                                ---------    ---------

         Net cash used in investing activities                   (341,959)    (824,179)

Cash flows from financing activities:
   Investment in subsidiary (GazTex, LLC)                            --        (18,458)
   Long-term borrowings                                              --        425,000
   Reduction of long-term debt                                   (390,000)    (250,000)
   Minority interest contributions                                  8,167         --
                                                                ---------    ---------
         Net cash (used in) provided by financing activities     (381,833)     156,542
                                                                ---------    ---------

Net decrease in cash and cash equivalents                         (53,223)      (8,445)

Cash and cash equivalents at beginning of year                     85,209       92,795
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  31,986    $  84,350
                                                                =========    =========

   Interest paid                                                $  60,770    $  36,040
   Income taxes paid                                            $  58,683    $    --

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and cash flows for the interim periods ended September 30, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

For the six months ending September 30, 2005, the Company recognized $9,748 related to these stock options for independent consultants.

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

                                            Three Months Ended                    Six Months Ended
                                                September 30                         September 30
                                           2005              2004               2005              2004
                                     -------------    --------------      -------------    -------------
Net income, as reported              $     285,723    $      119,060      $     446,641    $     221,761
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax                    (13,196)          (21,693)           (42,294)         (44,034)
                                     -------------    --------------      -------------    -------------

Net income, pro forma                $     272,527    $       97,367      $     404,347    $     177,727
                                     =============    ==============      =============    =============
Basic earnings per share:

As reported                          $        0.16    $         0.07      $        0.26    $        0.13
Pro forma                            $        0.16    $         0.06      $        0.23    $        0.10

Diluted earnings per share:

As reported                          $        0.15    $         0.07      $        0.24    $        0.12
Pro forma                            $        0.14    $         0.06      $        0.21    $        0.10

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

The following table provides a rollforward of the asset retirement obligations during the first six months of fiscal 2006:

Carrying amount of asset retirement obligations
     as of April 1, 2005                                $     395,046
Liabilities incurred                                              837
Liabilities settled                                           (16,502)
Accretion expense                                              11,566
                                                        -------------
Carrying amount of asset retirement obligations
     as of September 30, 2005                                 390,947
Less: Current portion                                          20,540
                                                        -------------
Non-Current asset retirement obligation                 $     370,407
                                                        =============

The non-current portion of the asset retirement obligation, which is included on the consolidated balance sheet, was $370,407 at September 30, 2005. The current portion of the asset retirement obligation as of September 30, 2005, was $20,540 and is included on the consolidated balance sheet in accounts payable and accrued expenses. Accretion expense was $11,566 and $13,253 for the six months ending September 30, 2005 and 2004, respectively.

Oil and Gas Costs. The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within this fiscal year. Costs excluded from amortization at September 30, 2005 total $965,601 for U.S. properties. Of this amount, $846,000 relate to a lease which expires in January 2006. If at such time the Company is unable to secure drilling participants, these costs will be included in the full cost amortization base.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended September 30, 2005 and 2004.

                                           Three Months Ended                  Six Months Ended
                                               September 30                        September 30
                                            2005              2004            2005             2004
                                     -------------    --------------    -------------    -------------
Weighted average number of
     common shares outstanding           1,733,041         1,736,041        1,733,041        1,736,041
Incremental shares from the
     assumed exercise of dilutive
     stock options and warrants            180,669            95,291          162,166          108,114
                                     -------------    --------------    -------------    -------------
Dilutive potential common shares         1,913,710         1,831,332        1,895,207        1,844,155
                                     =============    ==============    =============    =============

Options and warrants to purchase 110,000 shares at an average exercise price of $7.24 outstanding at September 30, 2004 were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common stock of the Company and, therefore, the effect would be antidilutive. No options outstanding at September 30, 2005 were excluded in the computation of diluted net income per share.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. The effective income tax rate for the six months ended September 30, 2005 was 26%. This decreased rate over the statutory rate is a result of a revision of an estimate of statutory depletion and an adjustment for prior year tax estimate.

Investment in GazTex, LLC. The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties have been paid 90% by Mexco Energy Corporation and 10% by the other three owners of OBTX, LLC. GazTex, LLC was formed during fiscal 2005 and through September 30, 2005 has no operations other than the evaluation activity. Through September 30, 2005, the Company has $282,126 classified as a long-term investment in GazTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. For the six months ended September 30, 2005, the Company has expensed approximately $82,000 in consulting costs for the evaluation of projects. No costs were expensed during the first six months of fiscal 2005. The Company is currently in negotiations to secure a prospect for this venture. If such negotiations are not finalized on terms agreeable to both parties the Company could incur an impairment on the investment.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 28, 2005, the borrowing base was redetermined and set at $3,250,000. As of September 30, 2005, the balance outstanding under this agreement was $1,600,000 and matures on April 1, 2007. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

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

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first annual reporting period beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) on April 1, 2006. The Company has not yet completed the analysis of the impact of SFAS No. 123(R).

FASB Interpretation (FIN) No. 47 - In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligation." This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the time and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation since the Company currently records all asset retirement obligations.

FASB Statement No. 154 - In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections ("Statement 154"). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. Statement 154 will become effective for the Company's fiscal year beginning April 1, 2006. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

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

For the first six months of fiscal 2006, cash flow from operations was $670,569 compared to $659,192 for the first six months of fiscal 2005. The cash flow from operations for the first six months of fiscal 2006 included the effects of an increase in accounts receivable, income tax payable, accounts payable and accrued expenses. Cash of $356,492 was used for additions to property and equipment and cash of $390,000 was used to pay on the line of credit during fiscal 2006. Accordingly, net cash decreased $53,223.

Through September 30, 2005, we have reviewed a number of possible projects in Russia. We established a long-term investment in GazTex, LLC for our capital costs of these projects of $282,126. If we are unable to finalize a prospect related to these capitalized costs, they will be expensed. Any projects reviewed that we have decided not to continue studying or develop have been expensed. We expensed approximately $83,000 for the first six months of fiscal 2006 related to Russian projects. No costs were expensed during the first six months of fiscal 2005.

In September 2005, we purchased a mineral interest in the East Ponder unit located in Denton County, Texas for approximately $92,000. The East Ponder Unit is 360 acres of pooled leases which are currently being drilled on 40 acre producing units. The unit has 4 wells currently producing with plans to drill additional wells in 2006.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are reviewing several other projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility discussed below.

At September 30, 2005, the Company had working capital of $397,980 compared to a working capital of $376,478 at March 31, 2005, an increase of $21,502.

Long-Term Debt. The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 28, 2005, the borrowing base was redetermined and set at $3,250,000 with no monthly commitment reductions. As of September 30, 2005, the balance outstanding under this agreement was $1,600,000. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. Interest under this agreement is payable monthly at prime rate (6.75% and 4.75% at September 30, 2005 and 2004, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends. The balance outstanding on the line of credit as of November 7, 2005 was $1,450,000.

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

Results of Operations - Three Months Ended September 30, 2005 and 2004. Net income increased from $119,060 for the quarter ended September 30, 2004 to $285,723 for the quarter ended September 30, 2005, an increase of $166,663 or 140%.

Oil and gas sales increased from $722,452 for the second quarter of fiscal 2005 to $933,915 for the same period of fiscal 2006. This increase of 29%, or $211,463, resulted from an increase in oil production and increases in both oil and gas prices offset partially by a decrease in gas production. Average gas prices increased from $5.71 per mcf for the second quarter of fiscal 2005 to $7.25 per mcf for the same period of fiscal 2006, while average oil prices increased from $40.72 per bbl for the second quarter of fiscal 2005 to $58.59 for the same period of fiscal 2006. Oil and gas production quantities were 4,137 barrels ("bbls") and 96,981 thousand cubic feet ("mcf") for the second quarter of fiscal 2005 and 4,227 bbls and 94,609 mcf for the same period of fiscal 2006, an increase of 2% in oil production and a 2% decrease in gas production.

Production costs increased from $206,226 for the second quarter of fiscal 2005 to $249,231 for the same period of fiscal 2006. This was the result of increased repairs to operated wells during the second quarter and increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 7% from $167,528 for the second quarter of fiscal 2005 to $180,079 for the same period of fiscal 2006. This is primarily the result of an increase in consulting services and travel related to our Russian activities. These expenses were approximately $43,000 for the second quarter of fiscal 2006.

Depreciation, depletion and amortization based on production and other methods increased 15%, from $120,280 for the second quarter of fiscal 2005 to $138,043 for the same period of fiscal 2006 primarily due to a decrease in reserve quantities.

Interest expense increased 28% from $20,963 for the second quarter of fiscal 2005 to $26,891 for the same period of fiscal 2006, due to increased interest rates.

Results of Operations - Six Months Ended September 30, 2005 and 2004. Net income increased from $221,761 for the six months ended September 30, 2004 to $446,641 for the same period of fiscal 2006, an increase of $224,880 or 101%.

Oil and gas sales increased from $1,397,447 for the six months ended September 30, 2004 to $1,736,635 for the same period of fiscal 2006. This increase of 24%, or $339,188, resulted from an increase in oil production and increases in both oil and gas prices offset partially by a decrease in gas production. Average gas prices increased from $5.38 per mcf for the first six months ended September 30, 2004 to $6.74 per mcf for the same period of fiscal 2006, while average oil prices increased from $38.54 per bbl for the first quarter of fiscal 2005 to $53.46 for the same period of fiscal 2006. Oil and gas production quantities were 8,004 barrels ("bbls") and 202,328 thousand cubic feet ("mcf") for the first six months ended September 30, 2004 and 8,478 bbls and 190,331 mcf for the same period of fiscal 2006, an increase of 6% in oil production. Gas production decreased 6% as a result of natural decline.

Production costs increased from $397,964 for the first six months ended September 30, 2004 to $425,676 for the same period of fiscal 2006. This was the result of increased repairs to operated wells during the second quarter and increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 13% from $331,947 for the first six months ended September 30, 2004 to $375,482 for the same period of fiscal 2006. This is primarily the result of an increase in consulting services related to our Russian activities. These expenses were approximately $82,000 for the six month period ended September 30, 2005.

Depreciation, depletion and amortization based on production and other methods increased 1%, from $273,052 for the first six months ended September 30, 2004 to $276,722 for the same period of fiscal 2006.

Interest expense increased 50% from $37,806 for the first six months ended September 30, 2004 to $56,874 for the same period of fiscal 2006 due to increased interest rates.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2005, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At September 30, 2005, the Company had an outstanding loan balance of $1,600,000 under its $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $16,000, based on the outstanding balance at September 30, 2005.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At September 30, 2005, the Company's largest credit risk associated with any single purchaser was $91,220. The Company has not experienced any significant credit losses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our annual meeting was held on September 13, 2005. Following are the two proposals voted on at the meeting and the results of each:

         Proposal #1 was the election of the following Directors:   Votes For:    Votes Withheld:
                           Thomas R. Craddick                       1,364,361          675
                           Thomas Graham, Jr.                       1,364,612          424
                           Arden R. Grover                          1,364,717          319
                           Jeffry A. Smith                          1,364,748          288
                           Donna Gail Yanko                         1,364,625          411
                           Jack D. Ladd                             1,364,717          319
                           Nicholas C. Taylor                       1,364,559          477

         Proposal #2 was to ratify the selection of Grant Thornton, LLP as Independent public accountants on the Company for the fiscal year ended March 31, 2006. Votes for were 1,363,365, votes against were 144 and votes abstained were 1,527.

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



                                         MEXCO ENERGY CORPORATION
                                         (Registrant)


Dated: November 10, 2005                 /s/ Nicholas C. Taylor
                                         ---------------------------------------
                                         Nicholas C. Taylor
                                         President



Dated: November 10, 2005                 /s/ Tamala L. McComic
                                         ---------------------------------------
                                         Tamala L. McComic
                                         Vice President, Treasurer and Assistant
                                         Secretary