Form 10-Q
period 2005-12-31
MEXCO ENERGY CORP
filed 2006-02-10
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

                         Common Stock, $0.50 par value:
                1,733,041 shares outstanding at February 8, 2006

                            MEXCO ENERGY CORPORATION

                                Table of Contents

                                                                            Page

PART I.  FINANCIAL INFORMATION

   Item 1.   Consolidated Balance Sheets as of December 31, 2005
             (Unaudited) and March 31, 2005                                   3

             Consolidated Statements of Operations (Unaudited) for
             the three and nine months ended December 31, 2005 and
             December 31, 2004                                                4

             Consolidated Statements of Cash Flows (Unaudited) for the
             nine months ended December 31, 2005 and December 31, 2004        5

             Notes to Consolidated Financial Statements (Unaudited)           6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      11

   Item 4.   Controls and Procedures                                         11

PART II.  OTHER INFORMATION                                                  12

   Item 1.   Legal Proceedings
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
   Item 3.   Defaults upon Senior Securities
   Item 4.   Other Information
   Item 5.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                   12

CERTIFICATIONS                                                               13

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31        March 31
                                                                         2005             2005
                                                                     ------------     ------------
                                                                     (Unaudited)
ASSETS
     Current assets
       Cash and cash equivalents                                     $     81,125     $     85,209
       Accounts receivable:
         Oil and gas sales                                                581,347          418,348
         Trade                                                              3,021           23,258
         Related parties                                                    1,062            2,103
       Prepaid costs and expenses                                          64,080            7,362
                                                                     ------------     ------------
           Total current assets                                           730,635          536,280

     Investment in GazTex, LLC                                            282,126          282,126

     Property and equipment, at cost
       Oil and gas properties, using the full cost method
         ($970,831 and $921,719 excluded from amortization
         as of December 31, 2005 and March 31, 2005 respectively)      18,792,530       18,376,974
       Other                                                               39,848           36,855
                                                                     ------------     ------------
                                                                       18,832,378       18,413,829
       Less accumulated depreciation,
         depletion, and amortization                                   10,335,206        9,929,086
                                                                     ------------     ------------
           Property and equipment, net                                  8,497,172        8,484,743
                                                                     ------------     ------------
                                                                     $  9,509,933     $  9,303,149
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses                         $    103,094     $    111,675
       Income tax payable                                                 295,740           48,127
                                                                     ------------     ------------
         Total current liabilities                                        398,834          159,802

     Long-term debt                                                     1,125,000        1,990,000
     Asset retirement obligation                                          375,714          374,506
     Deferred income tax liability                                        730,933          715,284
     Minority interest                                                     25,362           25,362
     Commitments and contingencies

     Stockholders' equity
       Preferred stock - $1.00 par value;
         10,000,000 shares authorized; none outstanding                        --               --
       Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,766,566 shares issued                                          883,283          883,283
       Additional paid-in capital                                       3,841,238        3,826,592
       Retained earnings                                                2,275,144        1,473,895
       Treasury stock, at cost (33,525 shares)                           (145,575)        (145,575)
                                                                     ------------     ------------
Total stockholders' equity                                              6,854,090        6,038,195
                                                                     ------------     ------------
                                                                     $  9,509,933     $  9,303,149
                                                                     ============     ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                           December 31                       December 31
                                                      2005             2004             2005             2004
                                                  -----------------------------     -----------------------------
Operating revenue:
     Oil and gas sales                            $  1,111,524     $    774,966     $  2,848,159     $  2,172,413
     Other                                                 387              372            2,755            5,555
                                                  ------------     ------------     ------------     ------------
         Total operating revenues                    1,111,911          775,338        2,850,914        2,177,968

Operating expenses:
     Production                                        223,169          206,493          648,844          604,458
     Accretion of asset retirement obligation            6,566            5,824           18,132           19,077
     Depreciation, depletion, and amortization         129,398          141,764          406,120          414,816
     General and administrative                        193,997          134,037          569,478          465,984
                                                  ------------     ------------     ------------     ------------
         Total operating expenses                      553,130          488,118        1,642,574        1,504,335
                                                  ------------     ------------     ------------     ------------

Operating profit                                       558,781          287,220        1,208,340          673,633

Other income (expense):
     Interest income                                       232              107              594              238
     Interest expense                                  (25,286)         (23,309)         (82,159)         (61,115)
                                                  ------------     ------------     ------------     ------------

         Net other expense                             (25,054)         (23,202)         (81,565)         (60,877)
                                                  ------------     ------------     ------------     ------------

Earnings before income taxes and minority
     interest                                          533,727          264,018        1,126,775          612,756

Income tax expense:
     Current                                           179,287           (6,910)         321,230          106,522
     Deferred                                            3,019           87,569           15,649          101,114
                                                  ------------     ------------     ------------     ------------
                                                       182,306           80,659          336,879          207,636

Income before minority interest                        351,421          183,359          789,896          405,120

Minority interest in loss of subsidiary                  3,187               --           11,353               --
                                                  ------------     ------------     ------------     ------------

Net income                                        $    354,608     $    183,359     $    801,249     $    405,120
                                                  ============     ============     ============     ============

Net income per common share:

Basic:                                            $       0.20     $       0.11     $       0.46     $       0.23
Diluted:                                          $       0.19     $       0.10     $       0.43     $       0.22

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Nine Months Ended December 31
                                   (Unaudited)

                                                                     2005             2004
                                                                 ------------     ------------
Cash flows from operating activities:
   Net income                                                    $    801,249     $    405,120
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Increase in deferred income taxes                               15,649          101,115
       Stock-based compensation                                        14,646           33,973
       Depreciation, depletion, and amortization                      406,120          414,816
       Accretion of asset retirement obligations                       18,132           19,077
       Minority interest in loss of OBTX, LLC                         (11,353)              --
       Increase in accounts receivable                               (141,721)         (51,447)
       Decrease (increase) in prepaid expenses                        (56,718)           2,000
       Increase in income taxes payable                               247,613           85,781
       Decrease in accounts payable and accrued expenses              (13,396)          (2,215)
                                                                 ------------     ------------

         Net cash provided by operating activities                  1,280,221        1,008,220

Cash flows from investing activities:
   Additions to oil and gas properties                               (445,190)        (729,816)
   Increase in long-term receivable (GazTex, LLC)                          --         (253,584)
   Investment in subsidiary (GazTex, LLC)                                  --          (20,509)
   Proceeds from sale of oil and gas properties and equipment          14,532               --
                                                                 ------------     ------------

         Net cash used in investing activities                       (430,658)      (1,003,909)

Cash flows from financing activities:
   Acquisition of treasury stock                                                       (16,646)
   Long-term borrowings                                                    --          425,000
   Reduction of long-term debt                                       (865,000)        (450,000)
   Minority interest contributions                                     11,353           20,990
                                                                 ------------     ------------
         Net cash (used in) provided by financing activities         (853,647)         (20,656)
                                                                 ------------     ------------

Net decrease in cash and cash equivalents                              (4,084)         (16,345)

Cash and cash equivalents at beginning of year                         85,209           92,795
                                                                 ------------     ------------

Cash and cash equivalents at end of period                       $     81,125     $     76,450
                                                                 ============     ============

   Interest paid                                                 $     83,776     $     58,445
   Income taxes paid                                             $     73,617     $      4,538

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of its operations and cash flows for the interim periods ended December 31, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

For the nine months ending December 31, 2005, the Company recognized $14,646 related to these stock options for independent consultants.

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

                                        Three Months Ended                 Nine Months Ended
                                            December 31                       December 31
                                       2005             2004             2005             2004
                                   ------------     ------------     ------------     ------------
Net income, as reported            $    354,608     $    183,359     $    801,249     $    405,120
Deduct: Stock-based employee
compensation expense determined
under fair value based method
(SFAS 123), net of tax                  (15,033)         (23,362)         (57,327)         (67,396)
                                   ------------     ------------     ------------     ------------

Net income, pro forma              $    339,575     $    159,997     $    743,922     $    337,724
                                   ============     ============     ============     ============

Basic earnings per share:

As reported                        $       0.20     $       0.11     $       0.46     $       0.23
Pro forma                          $       0.20     $       0.09     $       0.43     $       0.19

Diluted earnings per share:

As reported                        $       0.19     $       0.10     $       0.43     $       0.22
Pro forma                          $       0.18     $       0.09     $       0.40     $       0.18

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

The following table provides a rollforward of the asset retirement obligations during the first nine months of fiscal 2006:

Carrying amount of asset retirement obligations
  as of April 1, 2005                                    $    395,046
Liabilities incurred                                            1,180
Liabilities settled                                           (18,104)
Accretion expense                                              18,132
                                                         ------------
Carrying amount of asset retirement obligations
     as of December 31, 2005                                  396,254
Less: Current portion                                          20,540
                                                         ------------
Non-Current asset retirement obligation                  $    375,714
                                                         ============

The non-current portion of the asset retirement obligation, which is included on the consolidated balance sheet, was $375,714 at December 31, 2005. The current portion of the asset retirement obligation as of December 31, 2005, was $20,540 and is included on the consolidated balance sheet in accounts payable and accrued expenses. Accretion expense was $18,132 and $19,077 for the nine months ending December 31, 2005 and 2004, respectively.

Oil and Gas Costs. The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within this calendar year. Costs excluded from amortization at December 31, 2005 total $970,831 for U.S. properties. Of this amount, approximately $856,000 relates to a lease which originally expired in January 2006. The Company extended this lease for thirty
(30) days through February 8, 2006. However, the Company has decided not to further extend this lease due to the inability to secure drilling participants. These costs will be included in the full cost amortization base in the fourth quarter of fiscal 2006.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options and warrants) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended December 31, 2005 and 2004.

                                          Three Months Ended               Nine Months Ended
                                              December 31                     December 31
                                         2005            2004            2005            2004
                                     ------------    ------------    ------------    ------------
Weighted average number of
  common shares outstanding             1,733,041       1,733,758       1,733,041       1,735,277
Incremental shares from the
  assumed exercise of dilutive
  stock options and warrants              126,211          57,249         150,181          91,159
                                     ------------    ------------    ------------    ------------
Dilutive potential common shares        1,859,252       1,791,007       1,883,222       1,826,436
                                     ============    ============    ============    ============

Options and warrants to purchase 159,000 shares at an average exercise price of $6.87 outstanding at December 31, 2004 were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common stock of the Company and, therefore, the effect would be antidilutive. No options outstanding at December 31, 2005 were excluded in the computation of diluted net income per share.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. The effective income tax rate for the nine months ended December 31, 2005 was 30%. This decreased rate differs from the statutory rate as a result of a revision of an estimate of statutory depletion and an adjustment for prior year tax estimate.

Investment in GazTex, LLC. The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties have been paid 90% by Mexco Energy Corporation and 10% by the other three owners of OBTX, LLC. GazTex, LLC was formed during fiscal 2005 and through December 31, 2005 has no operations other than the evaluation activity. As of December 31, 2005, the Company has $282,126 classified as a long-term investment in GazTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. For the nine months ended December 31, 2005, the Company has expensed approximately $114,000 in consulting costs for the evaluation of projects. No costs were expensed during the first nine months of fiscal 2005. The Company is currently in negotiations to secure a prospect for this venture. If such negotiations are not finalized on terms agreeable to both parties, the Company could incur an impairment on the investment.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 28, 2005, the borrowing base was redetermined and set at $3,250,000. As of December 31, 2005, the balance outstanding under this agreement was $1,125,000 and matures on April 1, 2007. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all oil and gas properties.

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

FASB Interpretation (FIN) No. 47 - In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligation." This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the time and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation since the Company currently records all asset retirement obligations.

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

Cautionary Statements Regarding Forward-Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar meaning. Forward-looking statements appear throughout this Form 10-Q and include statements regarding our plans, beliefs or current expectations with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production, estimates of future oil and gas prices; estimates of oil and gas reserves; future financial condition or results of operations; and business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. We will not undertake to update, revise or correct any of the forward-looking information.

Liquidity and Capital Resources. Historically, our sources of funding have been from operating activities and bank financing.

Our focus is on increasing profit margins while concentrating on obtaining gas reserves with low cost operations by acquiring and developing primarily gas properties with potential for long-lived production.

For the first nine months of fiscal 2006, cash flow from operations was $1,280,221 compared to $1,008,220 for the first nine months of fiscal 2005. The cash flow from operations for the first nine months of fiscal 2006 included the effects of an increase in accounts receivable, income tax payable and prepaid expenses. Cash of $445,190 was used for additions to property and equipment and cash of $865,000 was used to pay on the line of credit during fiscal 2006. Accordingly, net cash decreased $4,084.

Through December 31, 2005, we have reviewed a number of possible projects in Russia. We established a long-term investment in GazTex, LLC for our capital costs of these projects of $282,126. If we are unable to finalize a prospect related to these capitalized costs, they will be expensed. Any projects reviewed that we have decided not to continue studying or develop have been expensed. We expensed approximately $114,000 for the first nine months of fiscal 2006 related to Russian projects. No costs were expensed during the first nine months of fiscal 2005.

In December 2005, we purchased an additional mineral interest in the East Ponder unit located in Denton County, Texas for approximately $52,000. The East Ponder Unit is 360 acres of pooled leases which are currently being drilled on 40 acre spacing. The unit has 4 wells currently producing with plans to drill additional wells in 2006.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are reviewing several other projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility discussed below.

At December 31, 2005, we had working capital of $331,801 compared to a working capital of $376,478 at March 31, 2005, a decrease of $44,677, primarily due to an increase in income tax payable.

Long-Term Debt. We have a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 28, 2005, the borrowing base was redetermined and set at $3,250,000 with no monthly commitment reductions. As of December 31, 2005, the balance outstanding under this agreement was $1,125,000. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and all oil and gas properties. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties we operate, is also outstanding under the facility. Interest under this agreement is payable monthly at prime rate (7.25% and 5.25% at December 31, 2005 and 2004, respectively). This agreement generally restricts our ability to transfer assets or control of the company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends. The balance outstanding on the line of credit as of February 6, 2006 was $900,000.

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

Results of Operations - Three Months Ended December 31, 2005 and 2004. Net income increased from $183,359 for the quarter ended December 31, 2004 to $354,608 for the quarter ended December 31, 2005, an increase of $171,249 or 93%.

Oil and gas sales increased from $774,966 for the third quarter of fiscal 2005 to $1,111,524 for the same period of fiscal 2006. This increase of 43%, or $336,558, resulted from an increase in oil production and increases in both oil and gas prices offset partially by a decrease in gas production. Average gas prices increased from $5.84 per mcf for the third quarter of fiscal 2005 to $9.67 per mcf for the same period of fiscal 2006, while average oil prices increased from $46.11 per bbl for the third quarter of fiscal 2005 to $55.14 for the same period of fiscal 2006. Oil and gas production quantities were 4,379 barrels ("bbls") and 98,071 thousand cubic feet ("mcf") for the third quarter of fiscal 2005 and 4,463 bbls and 89,461 mcf for the same period of fiscal 2006, an increase of 2% in oil production and a 9% decrease in gas production.

Production costs increased from $206,493 for the third quarter of fiscal 2005 to $223,169 for the same period of fiscal 2006. This was the result of increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 45% from $134,037 for the third quarter of fiscal 2005 to $193,997 for the same period of fiscal 2006. This is primarily the result of an increase in consulting services and travel related to our Russian activities. These expenses were approximately $32,000 for the third quarter of fiscal 2006.

Depreciation, depletion and amortization based on production and other methods decreased 9%, from $141,764 for the third quarter of fiscal 2005 to $129,398 for the same period of fiscal 2006 primarily due to a decrease in production quantities.

Interest expense increased 8% from $23,309 for the third quarter of fiscal 2005 to $25,286 for the same period of fiscal 2006, due to increased interest rates, partially offset by decreased borrowings.

Results of Operations - Nine Months Ended December 31, 2005 and 2004. Net income increased from $405,120 for the nine months ended December 31, 2004 to $801,249 for the same period of fiscal 2006, an increase of $396,129 or 98%.

Oil and gas sales increased from $2,172,413 for the nine months ended December 31, 2004 to $2,848,159 for the same period of fiscal 2006. This increase of 31%, or $675,746, resulted from an increase in oil production and increases in both oil and gas prices offset partially by a decrease in gas production. Average gas prices increased from $5.53 per mcf for the first nine months ended December 31, 2004 to $7.68 per mcf for the same period of fiscal 2006, while average oil prices increased from $41.22 per bbl for the first nine months ended December 31, 2005 to $54.05 for the same period of fiscal 2006. Oil and gas production quantities were 12,383 barrels ("bbls") and 300,399 thousand cubic feet ("mcf") for the first nine months ended December 31, 2004 and 12,939 bbls and 279,792 mcf for the same period of fiscal 2006, an increase of 4% in oil production.

Gas production decreased 7% as a result of natural decline.

Production costs increased 7% from $604,458 for the first nine months ended December 31, 2004 to $648,844 for the same period of fiscal 2006. This was the result of increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 22% from $465,984 for the first nine months ended December 31, 2004 to $569,478 for the same period of fiscal 2006. This is primarily the result of an increase in consulting services related to our Russian activities. These expenses were approximately $114,000 for the nine month period ended December 31, 2005.

Depreciation, depletion and amortization based on production and other methods decreased 2%, from $414,816 for the first nine months ended December 31, 2004 to $406,120 for the same period of fiscal 2006, primarily due to a decrease in production.

Interest expense increased 34% from $61,115 for the first nine months ended December 31, 2004 to $82,159 for the same period of fiscal 2006 due to increased interest rates, partially offset by decreased borrowings.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2005, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At December 31, 2005, we had an outstanding loan balance of $1,125,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $11,250, based on the outstanding balance at December 31, 2005.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At December 31, 2005, our largest credit risk associated with any single purchaser was $66,329. We have not experienced any significant credit losses.

Volatility of Oil and Gas Prices. Our revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital for our exploration and development activities and may require a reduction in the carrying value of our oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.

                         Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective.

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We were a defendant in a lawsuit that had arisen in the ordinary course of business related to the oil and gas leases on the Campbell 15-1 well in Hemphill County, Texas. We released the lease on the Campbell 15-1 well effective January 31, 2006 as part of a pending compromise settlement agreement in the lawsuit. We believe, the settlement of the lawsuit and the release of the lease will not have a material effect on our consolidated financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Other Information
         None.

Item 5.  Exhibits and Reports on Form 8-K
         None.

Exhibits

31.1     Certification of the Chief Executive Officer of Mexco Energy
         Corporation

31.2     Certification of the Chief Financial Officer of Mexco Energy
         Corporation

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. ss.1350

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEXCO ENERGY CORPORATION
                                  (Registrant)

Dated: February 8, 2006           /s/ Nicholas C. Taylor
                                  --------------------------------------
                                  Nicholas C. Taylor
                                  President

Dated: February 8, 2006           /s/ Tamala L. McComic
                                  --------------------------------------
                                  Tamala L. McComic
                                  Vice President, Treasurer and
                                  Assistant Secretary