Form 10-K
period 2006-03-31
MEXCO ENERGY CORP
filed 2006-06-26
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended March 31, 2006 Commission File No. 0-6694

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005, the last business day of the registrant's most recently completed second quarter, was $6,019,618 (based on the closing price of such stock on the American Stock Exchange).

      The number of shares outstanding of the registrant's common stock, $.50 par value, as of June 21, 2006 was 1,743,041.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held on September 14, 2006, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than July 28, 2006.

                                TABLE OF CONTENTS

                                     PART I
Item 1.       Business                                                                        3
Item 1A.      Risk Factors                                                                    8
Item 1B.      Unresolved Staff Comments                                                      10
Item 2.       Properties                                                                     10
Item 3.       Legal Proceedings                                                              13
Item 4.       Submission of Matters to a Vote of Security Holders                            13

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters                                                            14
Item 6.       Selected Financial Data                                                        15
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                  16
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                     21
Item 8.       Financial Statements and Supplementary Data                                    22
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures                                                          22
Item 9A.      Controls and Procedures                                                        22
Item 9B.      Other Information                                                              22

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                             23
Item 11.      Executive Compensation                                                         23
Item 12.      Security Ownership of Certain Beneficial Owners and Management                 23
Item 13.      Certain Relationships and Related Transactions                                 23
Item 14.      Principal Accountant Fees and Services                                         23

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                24
              Signatures                                                                     25

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

      In April 2004, Mexco Energy Corporation formed OBTX, LLC, a Delaware Limited Liability Company, in which Mexco owns 90% of the stock. The remaining 10% of the stock is split equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. Since its date of formation, OBTX, LLC has been included in the consolidated financial statements. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. Through March 31, 2006, OBTX, LLC has had no operations other than evaluation activities on properties in Russia.

      Our total estimated proved reserves at March 31, 2006 were approximately
6.697 Bcf of natural gas and 183,000 barrels of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $23 million based on estimated future net revenues discounted at 10% per annum, pricing and other assumptions set forth in "Item 2 - Properties" below. During fiscal 2006, we added proved reserves of 9,000 Mcfe through extensions and discoveries, acquired 36,000 Mcfe through acquisitions and had downward revisions of previous estimates of 10,000 Mcfe.

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

      Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of oil and gas within the United States. We primarily focus on the exploration for and development of natural gas resources, as well as increased profit margins through reductions in operating costs. Our long-term strategy is to increase production and profits, while increasing concentration primarily on gas and secondarily on oil reserves. In addition to exploration, we are also engaged in the business of acquiring proved reserves. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult for us to acquire reserves without assuming significant price and production risks. We are actively searching for opportunities to acquire proved oil and gas properties; however, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2007.

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

      From time to time, we decide to sell certain of our proved properties. In November 2005, we sold our interest in one outside operated well located in Reeves County, Texas. We received cash proceeds of approximately $48,000, subject to normal post-closing adjustments.


Oil and Gas Operations

      As of March 31, 2006, gas reserves constituted approximately 86% of the Company's total proved reserves and approximately 75% of the Company's revenues for fiscal 2006. Revenues from oil and gas royalty interests accounted for approximately 26% of the Company's revenues for fiscal 2006.

      Viejos Gas Field properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2006, and for fiscal 2006, approximately 11% of revenues and 9% of production costs.

      Gomez Gas Field properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 10% of our discounted future net cash flows from proved reserves as of March 31, 2006, and for fiscal 2006, approximately 11% of revenues and 7% of production costs.

      El Cinco Gas Field properties, encompassing 1,006 gross acres, 766 net acres, 7 gross producing wells and 5.325 net wells in Pecos County, Texas, account for approximately 43% of our discounted future net cash flows from proved reserves as of March 31, 2006. This is a multi-pay area where most of the leases have potential reserves in two zones. Of this amount approximately 20% of our discounted future net cash flows from proved reserves are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling. For fiscal 2006, these properties accounted for approximately 15% of revenues and 27% of production costs.

      We own interests in and operate 14 producing wells and one shut-in well. We own partial interests in an additional 2,026 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

      The following table indicates our oil and gas production in each of the last five years, all of which is located within the United States:

Year                                       Oil(Bbls)   Gas (Mcf)
----                                       ---------   ---------
2006......................................    17,118     370,069
2005......................................    17,372     404,133
2004......................................    20,279     487,564
2003......................................    23,391     538,787
2002......................................    21,139     467,013

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

Major Customers

      We had sales to the following company that amounted to 10% or more of revenues for the year ended March 31:

                                          2006         2005         2004
                                          ----         ----         ----
Sid Richardson Energy Services, Co.        16%          21%          29%

      Because a ready market exists for oil and gas production, we do not believe the loss of any individual customer would have a material adverse effect on our financial position or results of operations.

Regulation

      Our exploration, development, production and marketing operations are subject to extensive rules and regulations by federal, state and local authorities. Numerous federal, state and local departments and agencies have issued rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, bonds and reports concerning operations. Most states also have statutes and regulations governing conservation and safety matters, including the unitization and pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing of such wells. Such statutes and regulations may limit the rate at which oil and gas otherwise could be produced from our properties. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Because these rules and regulations are frequently amended or reinterpreted, we are not able to predict the future cost or impact of complying with such laws.

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

Environmental Matters

      By nature of our oil and gas operations, we are subject to extensive federal, state and local environmental laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or production commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within protected areas, restrict the rate of oil and gas production, require remedial actions to prevent pollution from former operations and impose substantial liabilities for pollution resulting from our operations. In addition, these laws and regulations may impose substantial liabilities and penalties for failure to comply with them or for any contamination resulting from our operations. We believe we are in compliance, in all material respects, with applicable environmental requirements. We do not believe costs relating to these laws and regulations have had a material adverse effect on our operations or financial condition in the past. Public interest in the protection of the environment has increased dramatically in recent years. The trend of applying more expansive and stricter environmental legislation and regulations to the natural gas and oil industry could continue, resulting in increased costs of doing business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

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

      Our operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. In 1990 Congress adopted amendments to the CAA containing provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, we do not believe our operations will be materially adversely affected by any such requirements.

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

Employees

      As of March 31, 2006, we had two full-time and four part-time employees. We believe that relations with these employees are generally satisfactory. Our employees are not covered by collective bargaining arrangements. From time to time, we utilize the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

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

      The leasehold properties we own are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with the use of these properties

      Substantially all of our properties are currently mortgaged under a deed of trust to secure funding through a revolving line of credit.

Access to Company Reports

      Mexco Energy Corporation files quarterly, yearly and other reports with the SEC. You may obtain a copy of any materials filed by Mexco Energy Corporation with the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Mexco Energy Corporation also employs the Public Register's Annual Report Service which can provide you a copy of our annual report at http://www.prars.com, free of charge, as soon as practicable after providing such report to the SEC. We currently do not maintain an internet website.


ITEM 1A. RISK FACTORS

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

      Our future success depends upon our ability to find, develop or acquire additional, economically recoverable oil and gas reserves. Our proved reserves will generally decline as reserves are depleted, except to the extent that we can find, develop or acquire replacement reserves. One offset to the obvious benefits afforded by higher product prices especially for small to mid-cap companies in this industry, is that quality domestic oil and gas reserves are becoming harder to find. Reserves to be produced from undiscovered reservoirs appear to be smaller, and the risks to find these reserves are greater. Reports from the Energy Information Administration indicate that on-shore domestic finding costs are on the rise, and that the average reserves added per well are declining.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.


ITEM 2. PROPERTIES

Oil and Natural Gas Reserves

      Estimates of our proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of March 31, 2006, 2005 and 2004 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company's consolidated financial statements.

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

      In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value. Except to the extent that we acquire additional properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced.

      We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency within the last twelve months.

      Our estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves in the periods ended March 31 are summarized below.

                        PROVED RESERVES

                                                        March 31,
                                        ----------------------------------------
                                            2006          2005          2004
                                        ------------  ------------  ------------
Oil (Bbls):
Proved developed - Producing                  85,091       106,495        75,455
Proved developed - Non-producing               1,432         1,388         1,386
Proved undeveloped                            96,557        42,719        55,613
                                        ------------  ------------  ------------
     Total                                   183,080       150,602       132,454
                                        ============  ============  ============
Natural gas (Mcf):
Proved developed - Producing               2,816,566     3,535,316     3,207,186
Proved developed - Non-producing           1,074,550     1,061,190     1,067,010
Proved undeveloped                         2,806,070     2,731,013     3,643,116
                                        ------------  ------------  ------------
     Total                                 6,697,186     7,327,519     7,917,312
                                        ============  ============  ============

Present value of estimated future
     net revenues before income taxes   $ 23,290,420  $ 20,946,720  $ 19,127,440
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

Productive Wells and Acreage

      Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates our productive wells as of March 31, 2006:

                                                               Gross        Net
                                                               ------     ------
Oil ......................................................      1,303         13
Gas ......................................................        723         10
                                                               ------     ------
     Total Productive Wells ..............................      2,026         23
                                                               ======     ======

      Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2006, we own approximately 1,980 gross and 1,000 net acres of material undeveloped acreage located in Texas and North Dakota.

      The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2006.

                                                     Developed Acres
                                                --------------------------
                                                   Gross            Net
                                                -----------    -----------
Texas...........................................    136,002          2,566
New Mexico......................................     20,837            153
North Dakota....................................     27,399             27
Louisiana.......................................     33,107             37
Oklahoma........................................     42,482            192
Montana.........................................      9,788              5
Kansas..........................................      8,040             21
Wyoming.........................................      3,438              4
Colorado........................................      1,200              1
Arkansas........................................        320              -
                                                -----------    -----------
Total...........................................    282,613          3,006
                                                ===========    ===========

Drilling Activities

        The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31, 2006, 2005 and 2004:

                                               Year Ended March 31,
                                  ----------------------------------------------
                                       2006            2005            2004
                                  --------------  --------------  --------------
                                  Gross    Net    Gross    Net    Gross    Net
                                  ------  ------  ------  ------  ------  ------
Exploratory Wells
     Productive                        3     .03       2     .01       9     .03
     Nonproductive                    --      --      --      --       2     .30
                                  ------  ------  ------  ------  ------  ------
         Total                         3     .03       2     .01      11     .33
                                  ======  ======  ======  ======  ======  ======
Development Wells
     Productive                       12     .05      10     .05      12     .02
     Nonproductive                    --      --      --      --      --      --
                                  ------  ------  ------  ------  ------  ------
         Total                        12     .05      10     .05      12     .02
                                  ======  ======  ======  ======  ======  ======

      The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Net Production, Unit Prices and Costs

      The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per thousand cubic feet ("mcf") of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31, 2006, 2005 and 2004.

                                                   Year Ended March 31,
                                         ----------------------------------------
                                             2006          2005          2004
                                         ------------  ------------  ------------
Oil (a):
    Production (Bbls)                          17,118        17,372        20,279
    Revenue                              $    938,681  $    727,822  $    588,089
    Average Bbls per day                           47            48            56
    Average sales price per Bbl          $      54.84  $      41.90  $      29.00
Gas (b):
    Production (Mcf)                          370,069       404,133       487,564
    Revenue                              $  2,777,883  $  2,236,067  $  2,321,864
    Average Mcf per day                         1,014         1,107         1,336
    Average sales price per Mcf          $       7.51  $       5.53  $       4.76
Production cost:
    Production cost                      $    843,927  $    780,233  $    942,093
    Equivalent Mcf (c)                        472,777       508,365       609,232


    Production cost per equivalent Mcf   $       1.79  $       1.53  $       1.55
    Production cost per sales dollar     $       0.23  $       0.26  $       0.32
Total oil and gas revenues               $  3,716,564  $  2,963,889  $  2,909,953

(a)   Includes condensate.
(b)   Includes natural gas products.
(c) Oil production is converted to equivalent mcf at the rate of 6 mcf per barrel ("bbl"), representing the estimated relative energy content of natural gas to oil.

ITEM 3. LEGAL PROCEEDINGS

      We were a defendant in a lawsuit that had arisen in the ordinary course of business related to the oil and gas leases on the Campbell 15-1 well in Hemphill County, Texas. We released the lease on the Campbell 15-1 well effective January 31, 2006 as part of a compromise settlement agreement in the lawsuit. We believe the settlement of the lawsuit and the release of the lease did not have a material effect on our consolidated financial condition or results of operations.

      Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2006.

Executive Officers of the Registrant

      The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2006.

       Name           Age                     Position
------------------    ---    ---------------------------------------------
Nicholas C. Taylor     68    President and Chief Executive Officer
Donna Gail Yanko       61    Vice President and Corporate Secretary
Tamala L. McComic      37    Vice President, Treasurer, and Asst Secretary

      Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

      Nicholas C. Taylor was elected President, Treasurer and Director of the Company in April 1983 and continues to serve as President and Director on a part time basis, as required. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995 he was appointed by the Governor of Texas to the State Securities Board through January 2001. In addition to serving as chairman for four years, he continued to serve as a member until 2004. In November 2005 he was appointed by the Speaker of the House to the Texas Ethics Commission for a term of five years.

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

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      In September 2003, our common stock began trading on the American Stock Exchange under the symbol "MXC". Prior to September 2003, the Company's common stock was traded on the over-the-counter market bulletin board under the symbol "MEXC". The registrar and transfer agent is Computershare Trust Company, Inc., P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-262-0600). As of March 31,
2006, the Company had approximately 1,357 shareholders of record and 1,776,566 shares issued.

                           PRICE RANGE OF COMMON STOCK

                                                               High       Low
                                                             --------   --------
2006:
       April - June 2005 (1)                                 $  18.20   $   6.10
       July - September 2005(1)                                 13.38       9.50
       October - December 2005 (1)                              11.89       6.90
       January - March 2006 (1)                                 12.95       7.01
2005:
       April - June 2004 (1)                                 $   7.85   $   6.80
       July - September 2004(1)                                  6.80       6.00
       October - December 2004 (1)                               6.15       5.55
       January - March 2005 (1)                                 12.90       5.65

----------
(1) Reflects the high and low sales prices for the Company's Common Stock, as reported on the American Stock Exchange.

      On June 21, 2006, the closing price was $7.00.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                          Year Ended March 31,
                                ------------------------------------------------------------------------
                                     2006           2005          2004           2003           2002
                                ------------------------------------------------------------------------
Statement of Operations:
Operating revenues              $  3,719,643   $  2,969,826   $  2,915,355   $  2,949,113   $  1,778,583
Operating income                   1,114,966        924,230        785,739        926,277        252,101
Other income (expense)               (95,820)       (88,408)       (82,766)       (95,357)       (54,706)
Net income                      $    788,805   $    577,527   $    429,846   $    672,808   $    189,291
Net income per
     share - basic (1)(2)       $       0.45   $       0.33   $       0.25   $       0.39   $       0.11
Net income per
     share - diluted (1)(2)     $       0.43   $       0.32   $       0.24   $       0.39   $       0.11
Weighted average shares
     outstanding - basic (1)       1,733,890      1,734,726      1,736,047      1,741,462      1,768,314
Weighted average shares
     outstanding - diluted (1)     1,827,026      1,801,167      1,802,300      1,746,831      1,768,579

Balance Sheet:
Property and equipment, net     $  8,399,929   $  8,484,743   $  7,647,284   $  7,028,659   $  5,895,429
Total assets                       8,978,324      9,303,149      8,172,464      7,688,638      6,347,965
Total debt                           600,000      1,990,000      1,700,000      2,150,000      1,710,000
Stockholders' equity               6,898,996      6,038,195      5,435,219      4,956,388      4,276,042

Cash Flow:
Cash provided by operations     $  1,900,665   $  1,451,628   $  1,517,479   $  1,369,690   $    899,977

(1) Amounts have been adjusted to reflect the 10% stock dividend effected on February 1, 2002.
(2) Year 2004 includes a cumulative effect of change in accounting principle (Cumulative Effect) loss of $0.06 related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations.


                  Selected Quarterly Financial Data (Unaudited)

                                                       FISCAL 2006
                                     -----------------------------------------------
                                      4TH QTR      3RD QTR     2ND QTR     1ST QTR
                                     ----------   ----------  ----------  ----------
Oil and gas revenue                  $  868,405   $1,111,524  $  933,915  $  802,720
Operating profit (loss)                 (93,373)     558,781     362,778     286,780
Net income (loss)                       (12,444)     354,608     285,723     160,918
Net income (loss) per share-basic         (0.01)        0.20        0.16        0.09
Net income (loss) per share-diluted       (0.01)        0.19        0.15        0.09

                                                       FISCAL 2005
                                     -----------------------------------------------
                                      4TH QTR      3RD QTR     2ND QTR     1ST QTR
                                     ----------   ----------  ----------  ----------
Oil and gas revenue                  $  791,476  $  774,966  $  722,452  $  674,995
Operating profit                        250,596     287,220     225,160     161,254
Net income                              172,406     183,359     119,060     102,702
Net income per share-basic                 0.09        0.11        0.07        0.06
Net income per share-diluted               0.09        0.10        0.07        0.06

      During the fourth quarter of fiscal 2006 we had a net loss of $12,444. This was primarily the result of an impairment in our Russian venture. We expensed approximately $261,617, which represents the impairment of our investment in GazTex, LLC. Additionally, depreciation, depletion and amortization increased as a result of the leases on the East Umbrella Point prospect expiring during the fourth quarter. These leases were previously being excluded from the amortization base but were added when the leases expired. The increased depreciation, depletion and amortization expense is also a result of a decrease in reserves.

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

      In fiscal 2006, we primarily used cash provided by operations ($1,900,665) to fund oil and gas property acquisitions and development ($676,633) and reduce our balance under our revolving line of credit ($1,390,000). We had working capital of $439,761 as of March 31, 2006 compared to working capital of $376,478 as of March 31, 2005, mainly as a result of an increase in prepaid accounts and a decrease in current income tax payable.

      In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock. As part of this ongoing repurchase plan, we repurchased 281 shares during fiscal 2004 at an aggregate cost of $1,389 and 3,000 shares during fiscal 2005 at an aggregate cost of $16,650 for the treasury account. No shares were repurchased in fiscal year 2006.

      In December 2002, we entered into a participation agreement with Falcon Bay Exploration, LLC exercising its right to purchase at an aggregate cash price of $597,301, the acreage and seismic data on the first of four such prospects referred to in the exploration agreement with Falcon Bay Exploration, LLC. This information is contained in the Form 8-K we filed on December 6, 2002. The warrants issued related to this transaction expired, unexercised, on December 5, 2004. The 1,280 undeveloped acres in the East Umbrella Point Prospect in Trinity Bay, Chambers County, Texas expired in February 2006. The costs related to these leases were added to the full cost amortization base during the fourth quarter of fiscal 2006. No further prospects will be generated under this exploration agreement.

      During fiscal year 2004, the Company purchased a one-quarter interest in leases and/or options on leases in Stark County, North Dakota covering 4,920 gross acres for approximately $107,000. Thomas Craddick, a director and employee of the Company, will receive a 1.5% ORRI on any wells drilled on this acreage. During fiscal year 2005, we elected to exercise options on approximately 320 acres in Stark County, North Dakota, therefore allowing the additional options to expire or be reassigned.

      In March 2004, we signed an agreement in Moscow, Russia to begin a preliminary geological and engineering study for exploration and development of natural gas reserves in Russia. A team of U.S. and Russia experts commenced a study of a number of undeveloped oil and gas properties. Mexco Energy Corporation set up OBTX, LLC, a Delaware limited liability company, in which Mexco owns a 90% interest with the remaining 10% interest split equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. OBTX, LLC plans to participate in any Russian ventures entered into and own a 50% interest.

      Through March 31, 2006, we have reviewed a number of possible projects in Russia. We established a long-term investment in GazTex, LLC for the capital costs of these projects of $282,126. Due to an impairment of the potential project comprising this capital cost, approximately $262,000 of the investment account has been expensed during fiscal 2006. Any assets associated with future projects will be expensed as incurred. In addition to the write-down of the asset account, we expensed approximately $185,000 related to Russia projects in fiscal 2006.

      In fiscal 2006 we purchased a mineral interest in the East Ponder Unit located in Denton County, Texas for approximately $ 144,000. The East Ponder Unit is 360 acres of pooled leases which are currently being drilled on 40 acre spacing. The unit has 5 wells currently producing with plans to drill additional wells in 2006.

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


Results of Operations

Fiscal 2006 Compared to Fiscal 2005

      Oil and gas sales increased from $2,963,889 in 2005 to $3,716,564 in 2006, an increase of $752,675 or 25%. This increase was attributable to an increase in oil and gas prices during the year. The average oil price increased from $41.90 per bbl in 2005 to $54.84 per bbl in 2006, an increase of $12.94 per bbl or 31%. The average gas price increased from $5.53 in 2005 to $7.51 per mcf in 2006, an increase of $1.98 per mcf or 36%. Oil production decreased from 17,372 bbls in 2005 to 17,118 bbls in 2006, a decrease of 254 bbls or 1%. Gas production decreased from 404,133 mcf in 2005 to 370,069 mcf in 2006, a decrease of 34,064 mcf or 8%. Such decreases primarily were due to normal decline in production.

      Production costs increased from $780,233 in 2005 to $843,927 in 2006, an increase of $63,694 or 8%. This is primarily a result of an increase in production taxes related to the increase in sales price.

      Depreciation, depletion and amortization increased from $582,268 in 2005 to $658,365 in 2006, an increase of $76,097 or 13%. This is partially the result of an increase to the full cost pool amortization base. The East Umbrella Point prospect, which was previously being excluded from the amortization base, was added to the base for fiscal 2006 when the leases expired. The increased expense is also a result of a decrease in reserves.

      General and administrative expenses increased from $658,360 in 2005 to $817,332 in 2006, an increase of $158,972 or 24%. This increase was partially attributable to costs associated with the Russian venture. Contract and consulting services that were directly related to Russian projects totaled approximately $185,000. There was also an increase of approximately $34,000 in directors fees for fiscal 2006 as a result of the increase in director fees from $100 per monthly meeting to $1,500 per quarter.

      Impairment of the long-term asset account increased $261,617 in fiscal 2006. This increase was a result of the impairment of the potential Russian project of our investment in GazTex, LLC. There were no impairments in fiscal 2005.

      Interest expense increased from $89,154 in 2005 to $98,657 in 2006, an increase of $9,503 or 11%. This increase was attributable to increased interest rates during the current fiscal year partially offset by decreased borrowings.

      Income tax expense decreased from $272,609 in 2005 to $272,140 in 2006, a decrease of $469. This decrease was attributable to the write-off of expired leases resulting in a tax net operating loss for fiscal 2006.

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

      Income tax expense increased from $170,860 in 2004 to $272,609 in 2005, an increase of $101,749 or 60%. This increase was attributable to the generation of excess depletion in prior years.

Alternative Capital Resources

      Although we have primarily used cash from operating activities and funding from the line of credit as our primary capital resources, we have in the past, and could in the future, use alternative capital resources. These could include the sale of assets and/or issuances of common stock through a private placement or public offering of our common stock.

Contractual Obligations

      We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of March 31, 2006:

                                                Payments Due In:
                                 ----------------------------------------------
                                   Total       1 year    1-3 years    3 years
                                 ----------  ----------  ----------  ----------
Contractual obligations:
  Secured bank line of credit   $  600,000  $       --  $  600,000  $       --

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

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, "Share-Based Payment," a revision to SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of all share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The Company will adopt this standard in the first quarter of fiscal 2007 (the quarter ending June 2006), using the modified prospective method requiring the recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption. The amount of expense to be recognized in future periods will depend on the levels of future grants, however, considering options outstanding at March 31, 2006, including employees, directors and consultants, the effect on March 31, 2007 net income would be approximately $41,000 net of tax.

      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligation." This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement of Financial Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the time and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows were materially impacted by this Interpretation since the Company currently records all asset retirement obligations.

      In May 2005, the FASB issued FASB No. 154, "Accounting Changes and Error Corrections" (Statement 154). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. Statement 154 will become effective for the Company's fiscal year beginning April 1, 2006. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors

      All of the Company's financial instruments are for purposes other than trading. At March 31, 2006, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

      Interest Rate Risk. The Company's variable rate bank debt is tied to prime rate. If the interest rate on the Company's bank debt increases or decreases by one percentage point, the Company's annual pretax income would change by $6,000.

      Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. The Company's primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2006, the Company's largest credit risk associated with any single purchaser was $57,602. The Company has not experienced any significant credit losses.

      Energy Price Risk. Our most significant market risk is the pricing for natural gas and crude oil. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty and expect energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. See Critical Accounting Policies and Estimates -- Ceiling Test under Item 7 of this Form 10-K. Sustained weakness in oil and gas prices may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by one dollar per barrel for fiscal 2006, our pretax income would have changed by $17,118. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2006, our pretax income would have changed by $370,069.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item appears on pages F1 through F19 hereof and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required regarding Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 28, 2006.

      Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 28, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 28, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 28, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required in this item is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the SEC not later than July 28, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1. and 2. Financial Statements and Schedules.

            See "Index to Consolidated Financial Statements" set forth in Item 8 of this Form 10-K and appear on pages F1 through F19.

            No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements or notes thereto referred to above.

            3. Exhibits.

            The information required by this item 15 (a) (3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.


      (b)   Reports on Form 8-K.

            Current report on Form 8-K filed on February 14, 2006, pursuant to
            Item 2.02, announcing quarterly financial results.

            Current report on Form 8-K filed on November 14, 2005, pursuant to
            Item 2.02, announcing quarterly financial results.

            Current report on Form 8-K filed on August 12, 2005, pursuant to
            Item 2.02, announcing quarterly financial results.

            Current report on Form 8-K filed on July 1, 2005, pursuant to Item 2.02, announcing annual financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                      MEXCO ENERGY CORPORATION

                                      Registrant

                                      By: /s/ Nicholas C. Taylor
                                          --------------------------------------
                                          Nicholas C. Taylor
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 23, 2006, by the following persons on behalf of the Company and in the capacity indicated.


/s/   Thomas R. Craddick
-------------------------------------------
         Thomas R. Craddick
         Director

/s/   Thomas Graham, Jr.
-------------------------------------------
         Thomas Graham, Jr.
         Chairman of the Board of Directors

/s/   Arden Grover
-------------------------------------------
         Arden Grover
         Director

/s/   Jack D. Ladd
-------------------------------------------
         Jack D. Ladd
         Director

/s/   Tamala L. McComic
-------------------------------------------
         Tamala L. McComic
         Vice President, Treasurer
         and Assistant Secretary

/s/   Jeffry A. Smith
-------------------------------------------
         Jeffry A. Smith
         Director

 /s/  Nicholas C. Taylor
-------------------------------------------
         Nicholas C. Taylor
         President, Chief Executive Officer
         and Director

/s/   Donna Gail Yanko
-------------------------------------------
         Donna Gail Yanko
         Vice President, Secretary
         and Director

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.....................  F2
Consolidated Balance Sheets.................................................  F3
Consolidated Statements of Operations.......................................  F4
Consolidated Statements of Changes in Stockholders' Equity..................  F5
Consolidated Statements of Cash Flows.......................................  F6
Notes to Consolidated Financial Statements..................................  F7

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Mexco Energy Corporation

      We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 4 to the financial statements, effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for asset retirement obligations.


/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 23, 2006


                                       F2

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 As of March 31,

                                                                2006           2005
                                                            ------------   ------------
ASSETS
     Current assets
       Cash and cash equivalents                            $     52,768   $     85,209
       Accounts receivable:
         Oil and gas sales                                       429,133        418,348
         Trade                                                       336         23,258
         Related parties                                              73          2,103
       Prepaid costs and expenses                                 75,576          7,362
                                                            ------------   ------------
           Total current assets                                  557,886        536,280

     Investment in GazTex, LLC                                    20,509        282,126

     Property and equipment, at cost
       Oil and gas properties, using the full cost
         method ($121,418 and $921,719 excluded
         from amortization in 2006 and 2005, respectively)    18,947,532     18,376,974
       Other                                                      39,848         36,855
                                                            ------------   ------------
                                                              18,987,380     18,413,829
       Less accumulated depreciation,
         depletion, and amortization                          10,587,451      9,929,086
                                                            ------------   ------------
           Property and equipment, net                         8,399,929      8,484,743
                                                            ------------   ------------
                                                            $  8,978,324   $  9,303,149
                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable - trade and accrued expenses        $    118,125   $    111,675
       Income tax payable                                             --         48,127
                                                            ------------   ------------
         Total current liabilities                               118,125        159,802

     Long-term debt                                              600,000      1,990,000
     Asset retirement obligation                                 352,416        374,506
     Deferred income tax liability                             1,006,736        715,284
     Minority interest                                             2,051         25,362
     Commitments and contingencies

     Stockholders' equity
       Preferred stock - $1.00 par value;
         10,000,000 shares authorized; none outstanding               --             --
       Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,776,566 and 1,766,566 shares issued in 2006
          and 2005, respectively                                 888,283        883,283
       Additional paid-in capital                              3,893,588      3,826,592
       Retained earnings                                       2,262,700      1,473,895
       Treasury stock, at cost                                  (145,575)      (145,575)
                                                            ------------   ------------
     Total stockholders' equity                                6,898,996      6,038,195
                                                            ------------   ------------
                                                            $  8,978,324   $  9,303,149
                                                            ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                       F3

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended March 31,

                                                          2006           2005           2004
                                                      ------------   ------------   ------------
Operating revenues:
    Oil and gas                                       $  3,716,564   $  2,963,889   $  2,909,953
    Other                                                    3,079          5,937          5,402
                                                      ------------   ------------   ------------
       Total operating revenues                          3,719,643      2,969,826      2,915,355

Operating expenses:
    Production                                             843,927        780,233        942,093
    Accretion of asset retirement obligation                23,436         24,735         24,246
    Depreciation, depletion, and amortization              658,365        582,268        633,443
    General and administrative                             817,332        658,360        529,834
    Impairment of long-term asset                          261,617             --             --
                                                      ------------   ------------   ------------
       Total operating expenses                          2,604,677      2,045,596      2,129,616
                                                      ------------   ------------   ------------
Operating profit                                         1,114,966        924,230        785,739
Other income (expense):
    Interest income                                          2,837            746            764
    Interest expense                                       (98,657)       (89,154)       (83,530)
                                                      ------------   ------------   ------------

       Net other expense                                   (95,820)       (88,408)       (82,766)

Minority interest in loss of subsidiary                     41,799         14,314             --
                                                      ------------   ------------   ------------
Earnings before income taxes and
    cumulative effect of accounting change               1,060,945        850,136        702,973

Income tax expense (benefit):
    Current                                                (19,312)        76,597         33,371
    Deferred                                               291,452        196,012        137,489
                                                      ------------   ------------   ------------
                                                           272,140        272,609        170,860
                                                      ------------   ------------   ------------

Income before cumulative effect of accounting change       788,805        577,527        532,113

Cumulative effect of accounting change, net of tax              --             --       (102,267)
                                                      ------------   ------------   ------------
Net income                                            $    788,805   $    577,527   $    429,846
                                                      ============   ============   ============

Net income per common share:
Basic:
    Income before cumulative effect
       of accounting change                           $       0.45   $       0.33   $       0.31
    Cumulative effect, net of tax                     $         --   $         --   $      (0.06)
                                                      ------------   ------------   ------------
    Net income                                        $       0.45   $       0.33   $       0.25

Diluted:
    Income before cumulative effect
       of accounting change                           $       0.43   $       0.32   $       0.30
    Cumulative effect, net of tax                     $         --   $         --   $      (0.06)
                                                      ------------   ------------   ------------
    Net income                                        $       0.43   $       0.32   $       0.24


Pro forma amounts assuming, the new method of accounting for asset retirement obligations is applied retroactively:
Net income                                                                           $   532,113
Basic net income per share                                                           $      0.31
Diluted net income per share                                                         $      0.30

The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                       F4

                    Mexco Energy Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  Retained
                                                                 Additional       Earnings        Total
                                 Common Stock     Treasury         Paid-In     (Accumulated)  Stockholders'
                                   Par Value        Stock          Capital        Deficit)       Equity
                                 -------------  -------------   -------------  -------------  -------------
Balance, March 31, 2003          $     883,283  $    (127,536)  $   3,734,119  $     466,522  $   4,956,388

     Net earnings                           --             --              --        429,846        429,846
     Purchase of stock                      --         (1,389)             --             --         (1,389)
     Profits from sale of stock
       by insider                           --             --           2,950             --          2,950
     Stock based
       compensation                         --             --          47,424             --         47,424
                                 -------------  -------------   -------------  -------------  -------------
Balance, March 31, 2004                883,283       (128,925)      3,784,493        896,368      5,435,219

     Net earnings                           --             --              --        577,527        577,527
     Purchase of stock                      --        (16,650)             --             --        (16,650)
     Stock based
       compensation                         --             --          42,099             --         42,099
                                 -------------  -------------   -------------  -------------  -------------
Balance, March 31, 2005                883,283       (145,575)      3,826,592      1,473,895      6,038,195

     Net earnings                                                                    788,805        788,805
     Issuance of stock through
          options exercised              5,000                         47,500                        52,500
     Stock based
         compensation                                                  19,496                        19,496
                                 -------------  -------------   -------------  -------------  -------------
Balance, March 31, 2006          $     888,283  $    (145,575)  $   3,893,588  $   2,262,700  $   6,898,996
                                 =============  =============   =============  =============  =============

                                                     Share Activity
                                            2006          2005          2004
                                         ----------    ----------    ----------
Common stock issued
     At beginning of year                 1,766,566     1,766,566     1,766,566
       Issued                                10,000            --            --
       Cancelled                                 --            --            --
                                         ----------    ----------    ----------
     At end of year                       1,776,566     1,766,566     1,766,566

Held in treasury
     At beginning of year                   (33,525)      (30,525)      (30,244)
       Acquisitions                              --        (3,000)         (281)
                                         ----------    ----------    ----------
     At end of year                         (33,525)      (33,525)      (30,525)
                                         ----------    ----------    ----------
Common shares outstanding at end
     of year                              1,743,041     1,733,041     1,736,041
                                         ==========    ==========    ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                       F5

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended March 31,

                                                                   2006           2005           2004
                                                               ------------   ------------   ------------
Cash flows from operating activities:
   Net earnings                                                $    788,805   $    577,527   $    429,846
   Cumulative effect of accounting change                                --             --        102,267
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Provision for deferred income taxes                          291,452        196,012        137,489
       Stock-based compensation                                      19,496         42,099         47,424
       Depreciation, depletion, and amortization                    658,365        582,268        633,443
       Accretion of asset retirement obligations                     23,436         24,735         24,246
       Impairment of long-term asset                                261,617             --             --
       Minority interest in loss of GazTex, LLC                     (41,799)       (14,314)            --
       (Increase) decrease in accounts receivable                    14,167        (43,706)       181,386
       (Increase) decrease in prepaid expenses                      (68,214)        25,020        (22,340)
       Increase (decrease) in income taxes payable                  (48,127)        48,127             --
       Increase (decrease) in accounts payable
         and accrued expenses                                         1,467         13,860        (16,282)
                                                               ------------   ------------   ------------

         Net cash provided by operating activities                1,900,665      1,451,628      1,517,479

Cash flows from investing activities:
   Additions to oil and gas properties                             (676,633)    (1,568,810)      (982,872)
   Proceeds from sale of oil and gas properties and equipment        65,532         81,008             --
   Additions to other property and equipment                         (2,993)        (2,313)          (834)
   Investment in GazTex, LLC                                             --       (282,126)            --
                                                               ------------   ------------   ------------

        Net cash used in investing activities                      (614,094)    (1,772,241)      (983,706)

Cash flows from financing activities:
   Issuance of common stock                                          52,500             --             --
   Acquisition of treasury stock                                         --        (16,650)        (1,389)
   Profits from sale of stock by insider                                 --             --          2,950
   Reduction of capital lease obligations                                --             --        (61,086)
   Reduction of long-term debt                                   (1,390,000)      (660,000)      (770,000)
   Proceeds from long term debt                                          --        950,000        320,000
   Minority interest contributions                                   18,488         39,677             --
                                                               ------------   ------------   ------------
       Net cash (used in) provided by
         financing activities                                    (1,319,012)       313,027       (509,525)
                                                               ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                (32,441)        (7,586)        24,248

Cash and cash equivalents at beginning of year                       85,209         92,795         68,547
                                                               ------------   ------------   ------------

Cash and cash equivalents at end of year                       $     52,768   $     85,209   $     92,795
                                                               ============   ============   ============

   Interest paid                                               $    102,669   $     84,662   $     83,196
   Income taxes paid                                           $     88,551   $     12,269   $     50,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                       F6

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

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

Estimates and Assumptions. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves, the related present value of estimated future net cash flows and the future development, dismantlement and abandonment costs.

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


                                       F7

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

                                                   2006       2005       2004
                                                 ---------  ---------  ---------
Weighted average number of common shares
  outstanding, basic                             1,733,890  1,734,726  1,736,047
Incremental shares from the assumed exercise of
  dilutive stock options                            93,136     66,441     66,253
                                                 ---------  ---------  ---------
Dilutive potential common shares                 1,827,026  1,801,167  1,802,300
                                                 =========  =========  =========


                                       F8

Outstanding options and warrants to purchase 90,000 and 10,000 shares at March 31, 2005 and 2004, respectively, were not included in the computation of diluted net earnings per share because the exercise price of the options or warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the year ended March 31, 2006, no anti-dilutive shares relating to stock options were excluded from the calculation.

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

If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for all employee awards under the plan, net income, basic income per common share and diluted income per common share would have been as follows:

                                                       2006           2005           2004
                                                   ------------   ------------   ------------
Net income, as reported                            $    788,805   $    577,527   $    429,846
Deduct: Stock-based employee compensation expense
        determined under fair value based method
        (SFAS 123), net of tax                          (72,078)       (90,081)       (86,070)
                                                   ------------   ------------   ------------

Net income, pro forma                              $    716,727   $    487,446   $    343,776
                                                   ============   ============   ============

Basic income per share:
   As reported                                     $       0.45   $       0.33   $       0.25
   Pro forma                                       $       0.41   $       0.28   $       0.20

Diluted income per share:
   As reported                                     $       0.43   $       0.32   $       0.24
   Pro forma                                       $       0.39   $       0.27   $       0.19

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

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, "Share-Based Payment," a revision to SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of all share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The Company will adopt this standard in the first quarter of fiscal 2007 (the quarter ending June
2006), using the modified prospective method requiring the recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption. The amount of expense to be recognized in future periods will depend on the levels of future grants, however, considering options outstanding at March 31, 2006, including employees, directors and consultants, the effect on March 31, 2007 net income would be approximately $41,000 net of tax.


                                       F9

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligation." This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the time and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows were materially impacted by this Interpretation since the Company currently records all asset retirement obligations.

In May 2005, the FASB issued FASB No. 154, "Accounting Changes and Error Corrections" (Statement 154). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. Statement 154 will become effective for the Company's fiscal year beginning April 1, 2006. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

3. Long-Term Debt

The Company has a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. Effective September 28, 2005, the credit agreement was amended with a maturity date of April 1, 2007 and the borrowing base was redetermined and increased to $3,250,000 with no monthly commitment reductions. As of March 31, 2006, the balance outstanding under this agreement was $600,000 compared to $1,990,000 at March 31, 2005. No principal payments are anticipated to be required through March 31, 2007 based on the revised borrowing base. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates, is also outstanding under the facility. The borrowing base is subject to redetermination on or about August 1, of each year. Amounts borrowed under this agreement are collateralized by the common stock of Forman and the Company's oil and gas properties. Interest under this agreement is payable monthly at prime rate (7.75% and 5.75% at March 31, 2006 and 2005, respectively). This agreement generally restricts the Company's ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of the Company's business, substantially change management personnel or pay cash dividends.

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

The asset retirement obligation, which is included on the consolidated balance sheet, was $372,956 at March 31, 2006. The current portion of the asset retirement obligation as of March 31, 2006, was $20,540 and is included on the consolidated balance sheet in accounts payable and other accrued expenses. Accretion expense for fiscal 2006 and 2005 was $23,436 and $24,735, respectively.


                                      F10

The following table provides a rollforward of the asset retirement obligation for the fiscal years ended March 31, 2006 and 2005:

                                                                   2006         2005
                                                                ----------   ----------
Carrying amount of asset retirement obligations as of April 1   $  395,046   $  420,665
Liabilities incurred                                                 2,851        4,831
Liabilities settled                                                (48,377)     (55,185)
Accretion expense                                                   23,436       24,735
                                                                ----------   ----------
Carrying amount of asset retirement obligations as of March 31     372,956      395,046
Less: Current portion                                               20,540       20,540
                                                                ----------   ----------
Non-Current asset retirement obligation                         $  352,416   $  374,506
                                                                ==========   ==========

5. Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

                                                         2006            2005
                                                     ------------    ------------
Deferred tax assets:
  Percentage depletion carryforwards                 $    449,500    $    411,907
  Vacation accrual                                          3,787           2,714
  Deferred compensation                                    62,456          69,587
  Asset retirement obligation                             115,616         122,464
  Net operating loss                                       52,041              --
                                                     ------------    ------------
                                                          683,400         606,672
Deferred tax liabilities:
  Excess financial accounting bases over tax bases
    of property and equipment                          (1,690,136)     (1,321,956)
                                                     ------------    ------------

  Net deferred tax liabilities                       $ (1,006,736)   $   (715,284)
                                                     ============    ============

As of March 31, 2006, the Company has statutory depletion carryforwards of approximately $1,450,000, which do not expire.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

                                      2006            2005            2004
                                  ------------    ------------    ------------
Tax expense at statutory rate     $    360,721    $    284,180    $    239,011
Depletion in excess of basis           (10,806)             --         (39,563)
Effect of graduated rates              (31,828)        (25,075)        (21,089)
Revision of prior year estimates       (46,099)          2,526              --
Other                                      152          10,978          (7,499)
                                  ------------    ------------    ------------
                                  $    272,140    $    272,609    $    170,860
                                  ============    ============    ============
Effective tax rate                          26%             33%             24%
                                  ============    ============    ============

6. Exploration Agreement

On December 5, 2002, the Company entered into an exploration agreement with Falcon Bay Operating, LLC. Pursuant to such agreement, the Company obtained the right to purchase and inventory seismic data and acreage in shallow water areas of Texas and Louisiana. In consideration for the right to obtain four such prospects, the Company issued warrants to purchase 107,500 shares of common stock at an exercise price of $5.00 per share. Such warrants were exercisable for a period of two years from date of grant and expired, unexercised on December 5, 2004. This agreement provided for the issuance of additional warrants, exercisable for two years at the same exercise price, covering 322,500 shares upon exercise of the Company's right to participate in a total of four prospects. In fiscal 2006 both parties elected not to participate in any additional prospects; therefore, no further warrants will be issued.


                                      F11

7. Investment in GazTex, LLC

The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties have been paid 90% by Mexco Energy Corporation and 10% by the other three owners of OBTX, LLC. These amounts will not be reimbursed, but instead represent an investment in GazTex, LLC. GazTex, LLC was formed during fiscal 2005 and through March 31, 2006 has no operations other than the evaluation activity. The original capitalized amount associated with a certain Russian project in the amount of $261,617 was expensed during fiscal 2006 due to the termination of this project. The remaining balance of $20,509 represents the cash balance of our investment in GaxTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. Through March 31, 2006, in addition to the write-down of the long-term asset, the Company expensed approximately $185,000 in consulting costs for the evaluation of potential Russian projects.

8. Major Customers

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

In fiscal 2006, 2005, and 2004, one purchaser accounted for 16%, 21% and 29%, respectively, of revenues. At March 31, 2006, accounts receivable from the purchaser was approximately 13% of oil and gas accounts receivable.

9. Oil and Gas Costs

The costs related to the oil and gas activities of the Company were incurred as follows:

                                                  Year Ended March 31,
                                        ----------------------------------------
                                           2006           2005           2004
                                        ----------     ----------     ----------
Property acquisition costs
   Proved                               $  171,593     $1,203,768     $  339,519
   Unproved U.S.                            29,592        104,713        184,912
   Unproved Russia                              --             --         41,596
Exploration costs                           96,936         78,753          4,757
Development costs                          335,122        193,446        453,684

      The Russian costs included in 2004 have been contributed to GazTex, LLC and are included in the statement of operations as part of the impairment in the long-term investment in GazTex, LLC.


                                      F12

      The Company had the following aggregate capitalized costs relating to the Company's oil and gas property activities at March 31:

                                             2006            2005            2004
                                         -------------  -------------  --------------
Proved oil and gas properties            $  18,655,627  $  17,098,091  $   15,758,031
Unproved oil and gas properties:
  subject to amortization                      170,487        357,164         342,927
  not subject to amortization-U.S.             121,418        921,719         817,006
  not subject to amortization-Russia                 -              -          41,596
                                         -------------  -------------  --------------
                                            18,947,532     18,376,974      16,959,560

Less accumulated depreciation,
  depletion, and amortization               10,554,659      9,899,582       9,320,174
                                         -------------  -------------  --------------
                                         $   8,392,873  $   8,477,392  $    7,639,386
                                         =============  =============   =============

The cost of certain oil and gas leases that the Company has acquired, but not evaluated, have been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within the following year. Costs excluded from amortization at March 31, 2006 and 2005 total $121,418 and $921,719, respectively. The total of the East Umbrella Prospect which was previously excluded from amortization was added to the full cost amortization base for fiscal 2006. No impairment exists for the remaining property at March 31, 2006 based on geological studies.

Depreciation, depletion, and amortization amounted to $8.35, $6.84 and $6.24 per equivalent barrel of production for the years ended March 31, 2006, 2005, and 2004, respectively.

10. Stockholders' Equity

In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock. During fiscal 2003, the Company repurchased 30,244 shares at an aggregate cost of $127, 536 for the treasury account. In fiscal 2004, the board of directors repurchased 281 shares at an aggregate cost of $1,389 for the treasury account. During fiscal 2005, the Company purchased 3,000 shares at an aggregate cost of $16,650 for the treasury account.

During the last quarter of fiscal 2004, the Chairman of the board paid the Company $2,950, representing profits on stock sold which he held less than six months. Such payment was made in accordance with Section 16(b) of the Securities Exchange Act of 1934.

11. Stock Options and Warrants

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


                                      F13

During fiscal 2006, no options were granted and 10,000 options were exercised.

Additional information with respect to the Plan's stock option activity for options issued to employees and directors is as follows:

                                                                     Weighted
                                                     Number          Average
                                                    of Shares     Exercise Price
                                                  --------------  --------------
Options outstanding, at March 31, 2003                   181,000  $         5.71
  Granted                                                 39,000            6.00
  Exercised                                                   --              --
  Forfeited                                                   --              --
                                                  --------------  --------------
Options outstanding, at March 31, 2004                   220,000            5.76
  Granted                                                 30,000            6.52
  Exercised                                                   --              --
  Forfeited                                                   --              --
                                                  --------------  --------------
Options outstanding, at March 31, 2005                   250,000            5.85
  Granted                                                     --              --
  Exercised                                               10,000            5.25
  Forfeited                                                   --              --
                                                  --------------  --------------
Options outstanding, at March 31, 2006                   240,000  $         5.88
                                                  ==============  ==============

Options exercisable at March 31, 2004                    142,750  $         6.08
Options exercisable at March 31, 2005                    170,250  $         5.94
Options exercisable at March 31, 2006                    190,250  $         5.87

Weighted average grant date fair value of stock options granted to employees and directors during fiscal 2005 and 2004 were $3.98 and $4.82, respectively. These values were determined using a Binomial option-pricing model. The model values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the expected life of the option. The Company considers the Binomial model more accurate than the Black-Scholes model, in that it recognizes the ability to exercise before expiration once an option is vested. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2005 and 2004 (no options were granted during fiscal
2006):

                                                             2005        2004
                                                          -----------  ---------
Expected volatility                                            62.99%     67.46%
Expected dividend yield                                         0.00%      0.00%
Risk-free rate of return                                        3.99%      3.40%
Expected life of options                                    6.3 years    7 years

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.


                                      F14

The following tables summarize information about employee and directors stock options outstanding and exercisable at March 31, 2006:

                            Stock Options Outstanding

                                     Weighted Average
                     Number of           Remaining          Weighted
   Range of            Options          Contractual         Average
Exercise Prices     Outstanding        Life in Years     Exercise Price
---------------     -----------    --------------------  --------------
  $7.50-$7.75            50,000            2.56                   $7.60
  $6.70-$6.75            40,000            6.54                   $6.73
  $6.00-$6.17            49,000            6.50                   $6.03
  $5.25                  50,000            3.98                   $5.25
  $4.00                  51,000            5.88                   $4.00
                    -----------
                        240,000

                            Stock Options Exercisable

                    Number of       Weighted
    Range of         Options        Average
 Exercise Prices   Exercisable   Exercise Price
 ---------------   -----------   --------------
   $7.50-$7.75          50,000          $7.60
   $6.70-$6.75          25,000          $6.74
   $6.00-$6.17          22,000          $6.02
   $5.25                50,000          $5.25
   $4.00                43,250          $4.00
                   -----------
                       190,250


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


                                                     Number of       Weighted
                                                     Options/        Average
                                                     Warrants     Exercise Price
                                                  --------------  --------------
Options outstanding, at March 31, 2003                   207,500  $         5.39
  Granted                                                 10,000            7.00
  Exercised                                                   --              --
  Forfeited                                                   --              --
                                                  --------------  --------------
Options outstanding, at March 31, 2004                   217,500            5.83
  Granted                                                 10,000            5.65
  Exercised                                                   --              --
  Forfeited*                                             107,500            5.00
                                                  --------------  --------------
Options outstanding, at March 31, 2005                   120,000            5.89
  Granted                                                     --              --
  Exercised                                                   --              --
  Forfeited**                                             10,000            5.65
                                                  --------------  --------------
Options outstanding, at March 31, 2006                   110,000  $         5.91
                                                  ==============  ==============

Options exercisable at March 31, 2004                    180,000  $         5.48
Options exercisable at March 31, 2005                     90,000  $         5.75
Options exercisable at March 31, 2006                    100,000  $         5.95


                                      F15

*Warrants issued December 5, 2002 to purchase 107,500 shares of common stock at an exercise price of $5.00 expired December 5, 2004.

**Options granted March 3, 2005 to purchase 10,000 shares of common stock at an exercise price of $5.65 were forfeited by the consultant on July 1, 2005.

Weighted average grant date fair value of stock options and warrants granted to outside consultants and contractors during fiscal 2005 and 2004 were $3.23 and $5.46, respectively. These values were determined using a Binomial option-pricing model. The assumptions used in the Binomial models were as follows for stock options granted in fiscal 2005 and 2004 (no options were granted in fiscal 2006):

                                   2005       2004
                                  -------   -------
Expected volatility                65.91%    62.52%
Expected dividend yield            0.00%      0.00%
Risk-free rate of return           4.01%      3.81%
Expected life of options          5 years   7 years

The following tables summarize information about outside consultants and contractors stock options outstanding and exercisable at March 31, 2006 (no warrants were outstanding):

                            Stock Options Outstanding

                                   Weighted Average
                    Number of         Remaining            Weighted
   Range of          Options         Contractual           Average
Exercise Prices    Outstanding      Life in Years       Exercise Price
---------------    -----------   --------------------   --------------
   $7.50-$7.75          20,000            2.47               $7.63
   $7.00                10,000            7.65               $7.00
   $6.75                30,000            4.82               $6.75
   $5.25                20,000            3.98               $5.25
   $4.00                30,000            5.97               $4.00
                   -----------
                       110,000

                            Stock Options Exercisable

                     Number of      Weighted
    Range of          Options        Average
 Exercise Prices    Exercisable   Exercise Price
 ---------------    -----------   --------------
   $7.50-$7.75          20,000          $7.63
   $7.00                 5,000          $7.00
   $6.75                30,000          $6.75
   $5.25                20,000          $5.25
   $4.00                25,000          $4.00
                    ----------
                       100,000

The Company recognizes expense related to stock options awarded to independent consultants based on fair value of the options at date of grant. Total expense related to these awards was $ 19,496, 42,099 and $47,424 for fiscal 2006, 2005 and 2004, respectively. The Company capitalizes fair value of warrants as part of the leasehold cost of the acreage acquired in connection with the issuance of the warrants.

12. Related Party Transactions

Related party transactions with the majority stockholder for the years ended March 31, 2006, 2005, and 2004 relate to shared office expenditures. The total billed to the stockholder for years ended March 31, 2006, 2005 and 2004 was $40,805, $6,612 and $18,118, respectively.


                                      F16

Effective January 1, 2000, the Company entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services. Amounts paid under this contract were $5,234, $13,835 and $8,094 for the years ended March 31, 2006, 2005 and 2004, respectively.

Arden Grover is a director of the Company and owns 3 1/3% of OBTX, LLC. Mr. Grover serves as a member of the board of directors of both OBTX, LLC and its 50% owned Russian subsidiary GazTex LLC. Since inception of this venture, Mr. Grover has invested $19,389 as his share of 3 1/3% ownership of OBTX, LLC.

During the year ending March 31, 2004, Thomas Craddick, a member of the board of directors and Company employee, entered into an agreement with Deepwater Resources, L.P. and Gary Martin, whereby he receives a 1.5% overriding royalty on certain leases related to the Lodgepole Prospect in Stark County, North Dakota. In January 2004, the Company purchased a one-quarter interest in these leases and/or options to lease. As of March 31, 2006 these leases have not been developed; therefore, Mr. Craddick has received no revenue from this agreement.

13. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and FASB. These guidelines require that reserve estimates be prepared under existing economic and operating conditions at year-end, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 2006, 2005, and 2004 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

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

Changes in Proved Reserve Quantities:

                                     2006                      2005                      2004
                            -----------------------   -----------------------   -----------------------
                               Bbls         Mcf          Bbls         Mcf          Bbls         Mcf
                            ----------   ----------   ----------   ----------   ----------   ----------
Proved reserves,
    beginning of year          151,000    7,327,000      132,000    7,917,000      150,000    7,931,000
Revision of previous
    estimates                   47,000     (292,000)      31,000     (660,000)       2,000      214,000
Purchase of minerals
    in place                        --       36,000        3,000      482,000           --      260,000
Extensions and
    discoveries                  2,000        1,000        2,000       30,000           --           --
Sales of minerals
    in place                        --       (5,000)          --      (38,000)          --           --
Production                     (17,000)    (370,000)     (17,000)    (404,000)     (20,000)    (488,000)
                            ----------   ----------   ----------   ----------   ----------   ----------
Proved reserves,
    end of year                183,000    6,697,000      151,000    7,327,000      132,000    7,917,000
                            ==========   ==========   ==========   ==========   ==========   ==========

Proved Developed Reserves:

Beginning of year              108,000    4,597,000       77,000    4,274,000       94,000    4,518,000
End of year                     87,000    3,891,000      108,000    4,597,000       77,000    4,274,000

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activitites (SFAS No. 69). The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.


                                      F17

During fiscal 2006, the average sales price received by the Company for its oil was approximately $54.84 per bbl, as compared to $41.90 and $29.00 in fiscal 2005 and 2004, respectively; while the average sales price for the Company's gas was approximately $7.51 per mcf in fiscal 2006, as compared to $5.53 and $4.76 in fiscal 2005 and 2004, respectively.

The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company's proved oil and gas properties.

Future income tax expense was computed by applying statutory rates less the effects to tax credits for each period presented to the difference between pre-tax net cash flows relating to the Company's proved reserves and the basis of proved properties and available net operating loss and percentage depletion carryovers.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
Reserves:

                                                                           March 31,
                                                          ------------------------------------------
                                                              2006           2005           2004
                                                          ------------   ------------   ------------
Future cash inflows                                       $ 55,804,000   $49,785,000$     46,230,000
Future production and development costs                    (13,939,000)   (12,518,000)   (12,225,000)
Future income taxes (a)                                     (9,646,000)    (8,517,000)    (7,761,000)
                                                          ------------   ------------   ------------
Future net cash flows                                       32,219,000     28,750,000     26,244,000
Annual 10% discount for estimated timing of cash flows     (14,295,000)   (12,591,000)   (11,482,000)
                                                          ------------   ------------   ------------
Standardized measure of discounted future net cash flows  $ 17,924,000   $ 16,159,000   $ 14,762,000
                                                          ============   ============   ============

(a) Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                                      Year Ended March 31,
                                             ----------------------------------------
                                               2006           2005           2004
                                           ------------   ------------   ------------
Sales of oil and gas produced,
     net of production costs               $ (2,873,000)  $ (2,184,000)  $ (1,968,000)
Net changes in price and production costs     3,985,000      2,167,000     (1,697,000)
Changes in previously estimated
     development costs                          701,000       (539,000)            --
Revisions of quantity estimates                 428,000     (1,053,000)       524,000
Net change due to purchases and sales of
     minerals in place                           74,000      1,305,000        681,000
Extensions and discoveries,
     less related costs                          45,000        156,000             --
Net change in income taxes                     (579,000)      (422,000)       436,000
Accretion of discount                         2,095,000      1,912,000      2,077,000
Changes in timing of estimated cash
     flows and other                         (2,111,000)        55,000     (1,263,000)
                                           ------------   ------------   ------------
Changes in standardized measure               1,765,000      1,397,000     (1,210,000)

Standardized measure, beginning of year      16,159,000     14,762,000     15,972,000
                                           ------------   ------------   ------------
Standardized measure, end of year          $ 17,924,000   $ 16,159,000   $ 14,762,000
                                           ============   ============   ============


                                      F18

14. Selected Quarterly Financial Data (Unaudited)

                                                      FISCAL 2006
                                     -----------------------------------------------
                                      4TH QTR      3RD QTR     2ND QTR     1ST QTR
                                     ----------   ----------  ----------  ----------
Oil and gas revenue                  $  868,405   $1,111,524  $  933,915  $  802,720
Operating profit (loss)                 (93,373)     558,781     362,778     286,780
Net income (loss)                       (12,444)     354,608     285,723     160,918
Net income (loss) per share-basic         (0.01)        0.20        0.16        0.09
Net income (loss) per share-diluted       (0.01)        0.19        0.15        0.09

                                                      FISCAL 2005
                                     -----------------------------------------------
                                      4TH QTR      3RD QTR     2ND QTR     1ST QTR
                                     ----------   ----------  ----------  ----------
Oil and gas revenue                  $  791,476  $  774,966  $  722,452  $  674,995
Operating profit                        250,596     287,220     225,160     161,254
Net income                              172,406     183,359     119,060     102,702
Net income per share-basic                 0.09        0.11        0.07        0.06
Net income per share-diluted               0.09        0.10        0.07        0.06

During the fourth quarter of fiscal 2006 we had a net loss of $12,444. This was primarily the result of an impairment in our Russian venture. We expensed approximately $261,617, which represents the impairment of our investment in GazTex, LLC. Additionally, depreciation, depletion and amortization increased as a result of the leases on the East Umbrella Point prospect expiring during the fourth quarter. These leases were previously being excluded from the amortization base but were added when the leases expired. The increased depreciation, depletion and amortization expense is also a result of a decrease in reserves.


                                      F19

                                INDEX TO EXHIBITS

Exhibit
Number
----------
3.1*          Articles of Incorporation.

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

-------------------

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