Form 10-Q
period 2006-06-30
MEXCO ENERGY CORP
filed 2006-08-10
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-6994


                            MEXCO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Colorado                                              84-0627918
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


             214 West Texas Avenue, Suite 1101, Midland, Texas 79701
                    (Address of principal executive offices)


                                 (432) 682-1119
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|    Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The number of shares outstanding of the registrant's common stock as of August 9, 2006 was 1,743,041.

                            MEXCO ENERGY CORPORATION

                                Table of Contents

                                                                                   Page
PART I.  FINANCIAL INFORMATION
       Item 1.      Consolidated Balance Sheets as of June 30, 2006
                    (Unaudited) and March 31, 2006                                   3

                    Consolidated Statements of Operations (Unaudited) for
                    the three months ended June 30, 2006 and June 30, 2005           4

                    Consolidated Statements of Cash Flows (Unaudited) for
                    the three months ended June 30, 2006 and June 30, 2005           5

                    Notes to Consolidated Financial Statements (Unaudited)           6

       Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                       10

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk      11

       Item 4.      Controls and Procedures                                         12


PART II.  OTHER INFORMATION                                                         12

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

CERTIFICATIONS

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,      March 31,
                                                               2006            2006
                                                           ------------   ------------
                                                            (Unaudited)
ASSETS
     Current assets
       Cash and cash equivalents                           $     77,057   $     52,768
       Accounts receivable:
         Oil and gas sales                                      391,294        429,133
         Trade                                                    9,556            336
         Related parties                                            327             73
       Prepaid costs and expenses                                49,011         75,576
                                                           ------------   ------------
           Total current assets                                 527,245        557,886

     Investment in GazTex, LLC                                   20,509         20,509

     Property and equipment, at cost
       Oil and gas properties, using the full cost method
         ($121,418 excluded from amortization
         as of June 30 and March 31, 2006)                   18,990,325     18,947,532
       Other                                                     40,984         39,848
                                                           ------------   ------------
                                                             19,031,309     18,987,380
       Less accumulated depreciation,
         depletion, and amortization                         10,737,980     10,587,451
                                                           ------------   ------------
           Property and equipment, net                        8,293,329      8,399,929
                                                           ------------   ------------
                                                           $  8,841,083   $  8,978,324
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable - trade and accrued expenses       $     95,158   $    118,125
       Income tax payable                                            --             --
                                                           ------------   ------------
         Total current liabilities                               95,158        118,125

     Long-term debt                                             400,000        600,000
     Asset retirement obligation                                317,015        352,416
     Deferred income tax liability                              879,076      1,006,736
     Minority interest                                            2,051          2,051

     Commitments and contingencies

     Stockholders' equity
       Preferred stock - $1.00 par value;
         10,000,000 shares authorized; none outstanding              --             --
       Common stock - $0.50 par value;
         40,000,000 shares authorized;
         1,776,566 shares issued                                888,283        888,283
       Additional paid-in capital                             3,915,085      3,893,588
       Retained earnings                                      2,489,990      2,262,700
       Treasury stock, at cost (33,525 shares)                 (145,575)      (145,575)
                                                           ------------   ------------
Total stockholders' equity                                    7,147,783      6,898,996
                                                           ------------   ------------
                                                           $  8,841,083   $  8,978,324
                                                           ============   ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended June 30,
                                   (Unaudited)

                                                          2006           2005
                                                        ---------     ---------
Operating revenues:
    Oil and gas                                         $ 777,412     $ 802,720
    Other                                                     167           372
                                                        ---------     ---------
       Total operating revenues                           777,579       803,092

Operating expenses:
    Production                                            215,629       176,445
    Accretion of asset retirement obligation                4,984         5,785
    Depreciation, depletion and amortization              150,529       138,679
    General and administrative                            261,493       195,403
                                                        ---------     ---------
       Total operating expenses                           632,635       516,312
                                                        ---------     ---------

Operating profit                                          144,944       286,780

Other income (expense):
    Interest income                                           292           167
    Interest expense                                      (10,099)      (29,982)
                                                        ---------     ---------

       Net other expense                                   (9,807)      (29,815)

Minority interest in loss of subsidiary                     4,738         3,824
                                                        ---------     ---------

Earnings before income taxes                              139,875       260,789

Income tax expense (benefit):
    Current                                                40,245        74,442
    Deferred                                             (127,660)       25,429
                                                        ---------     ---------
                                                          (87,415)       99,871
                                                        ---------     ---------

Net income                                              $ 227,290     $ 160,918
                                                        =========     =========

Net income per common share:

Basic:                                                  $    0.13     $    0.09
Diluted:                                                $    0.12     $    0.09

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended June 30,
                                   (Unaudited)

                                                             2006        2005
                                                          ---------   ---------
Cash flows from operating activities:
   Net income                                             $ 227,290   $ 160,918
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Increase (decrease) in deferred income taxes        (127,660)     25,429
       Stock-based compensation                              21,497      10,235
       Depreciation, depletion and amortization             150,529     138,679
       Accretion of asset retirement obligations              4,984       5,785
       Minority interest in loss of subsidiary               (4,738)     (3,824)
       Decrease in accounts receivable                       28,365      15,738
       (Increase) decrease in prepaid expenses               26,565     (27,853)
       Increase in income taxes payable                          --      26,151
       Increase (decrease) in accounts payable
         and accrued expenses                                (7,047)        790
                                                          ---------   ---------

         Net cash provided by operating activities          319,785     352,048

Cash flows from investing activities:
   Additions to oil and gas properties                     (123,798)   (191,590)
   Additions to other property and equipment                 (1,136)         --
   Proceeds from sale of oil and gas properties
     and equipment                                           24,700      14,533
                                                          ---------   ---------

         Net cash used in investing activities             (100,234)   (177,057)

Cash flows from financing activities:
   Reduction of long-term debt                             (200,000)   (175,000)
   Minority interest contributions                            4,738       3,824
                                                          ---------   ---------
         Net cash used in financing activities             (195,262)   (171,176)
                                                          ---------   ---------

Net increase in cash and cash equivalents                    24,289       3,815

Cash and cash equivalents at beginning of year               52,768      85,209
                                                          ---------   ---------

Cash and cash equivalents at end of year                  $  77,057   $  89,024
                                                          =========   =========

   Interest paid                                          $  11,522   $  29,017
   Income taxes paid                                      $      --   $  51,164

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and cash flows for the interim periods ended June 30, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). Among other items, SFAS 123(R) eliminates the use of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of April 1, 2006, the previously measured but unrecognized compensation expense based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to April 1, 2006, compensation expense, based on the fair value at the date of grant or modification, will be recognized in our financial statements over the vesting period. The Company recognizes the fair value of stock-based compensation awards as wages in the Statements of Operations based on a graded-vesting schedule over the vesting period. We utilize the binomial option pricing model to measure the fair value of stock options. Prior to the adoption of SFAS 123(R) we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation.

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $21,497, or .01 per share, in wages in the Statement of Operations for the three months ended June 30, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at June 30, 2006 totals approximately $63,470 which is expected to be recognized over a weighted average of 1.47 years.

In periods ending prior to April 1, 2006 the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15. However, for periods beginning after April 1, 2006 pursuant to SFAS 123(R), the excess tax benefits are required to be reported in net cash provided by financing activities.

Prior to April 1, 2006, we accounted for our employee stock options utilizing the intrinsic value method prescribed by APB 25 and related interpretations. The following pro forma information, as required by SFAS 123(R), as amended by SFAS 148, presents net income and earnings per share information as if the stock options issued since February 2, 1999 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Binomial option pricing model.

The SFAS 123 pro forma information for the quarter ended June 30, 2005 is as follows:

                                                             Three Months Ended
                                                               June 30, 2005
                                                             ------------------
Net income, as reported                                      $          160,918
Deduct: Stock-based employee compensation expense
        determined under fair value based method
        (SFAS 123), net of tax                               $          (29,098)
                                                             ------------------

      Net income, pro forma                                  $          131,820
                                                             ==================

Basic earnings per share:
      As reported                                            $             0.09
      Pro forma                                              $             0.08

Diluted earnings per share:
      As reported                                            $             0.09
      Pro forma                                              $             0.07

The Company adopted the 1997 Incentive Stock Plan during fiscal 1998 which provides options to purchase 350,000 shares of authorized but unissued common stock of the Company. The option price is the market value of the Company's common stock at date of grant. Options are exercisable 25% annually from the date of the grant and the options expire 10 years from the date of grant. The 1997 Plan provides that restricted stock awards may be granted with a condition to attain a specified goal. The purchase price will be at least $5.00 per share of restricted stock.

In fiscal 2005, the Company adopted the 2004 Incentive Stock Plan to replace, modify and extend the termination date of the 1997 Incentive Stock Plan to September 14, 2009. This new plan provides for the award of stock options up to 375,000 shares of which 125,000 may be the subject of stock grants without restrictions and without payment by the recipient and stock awards of up to 125,000 shares with restrictions including payment for the shares and employment of not less than three years from the date of the award. The terms of the stock options are similar to those of the 1997 Plan except that the term of the Plan is five years from the date of its adoption.

In accordance with both Plans, upon the exercise of stock options new shares will be issued. The Company can repurchase shares exercised under these Plans and anticipates repurchasing approximately 30,000 shares for the treasury account during fiscal 2007.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model that uses the assumptions noted in the following table. Because the Binomial valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock over the expected vesting term of 48 months and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of individuals that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of individuals exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As the Company has never declared dividends, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

The following table summarizes the assumptions used to determine fair value:

                                                      For the three months ended
                                                               June 30
                                                         2006            2005
                                                      -----------    -----------
Expected volatility                                    60% - 134%     27% - 134%
Weighted-average volatility                                   92%            80%
Expected dividends                                             --             --
Expected term (in years)                                    5 - 7         7 - 10
Risk-free rate                                        3.4% - 5.4%    3.4% - 5.4%

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. Option awards are generally granted with an exercise price equal to the fair market price of the Company's stock at the date of grant. There were no stock options granted, exercised, forfeited or expired during the quarter ended June 30, 2006.

Outstanding options at June 30, 2006 expire between April 2008 and July 2014 and have exercise prices ranging from $4.00 to $7.75.

The following table is a summary of activity of stock options for the three months ended June 30, 2006:

                                                  Weighted Average
                                                       Exercise          Weighted         Aggregate
                                    Number of            Price       Average Contract     Intrinsic
                                      Shares           Per Share       Life in Years        Value
                                 ----------------  ----------------  ----------------  ----------------
Outstanding at March 31, 2006             350,000  $           5.89              4.75
       Granted                                 --                --
       Exercised                               --                --
       Forfeited or Expired                    --                --
                                 ----------------  ----------------
Outstanding at June 30, 2006              350,000  $           5.89              4.75  $      1,235,800
                                 ================  ================  ================  ================

Exercisable at June 30, 2006              303,000  $           5.82              4.41  $      1,091,835
                                 ================  ================  ================  ================

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

The following table provides a rollforward of the asset retirement obligations for the first three months of fiscal 2007:

Carrying amount of asset retirement obligations
   as of April 1, 2006                                                $ 372,956
Liabilities incurred                                                      1,515
Liabilities settled                                                     (41,900)
Accretion expense                                                         4,984
                                                                      ---------
Carrying amount of asset retirement obligations
  as of June 30, 2006                                                   337,555
Less: Current portion                                                    20,540
                                                                      ---------
Non-Current asset retirement obligation                               $ 317,015
                                                                      =========

The non-current portion of the asset retirement obligation, which is included on the consolidated balance sheet, was $317,015 at June 30, 2006. The current portion of the asset retirement obligation as of June 30, 2006 was $20,540 and is included on the consolidated balance sheet in accounts payable and other accrued expenses. Accretion expense was $4,984 and $5,785 for the three months ended June 30, 2006 and 2005, respectively.

Oil and Gas Costs. The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated, which is currently estimated to be within the following year. Costs excluded from amortization at June 30, 2006 total $121,418 for U.S. properties.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended June 30, 2006 and 2005.

                                                            Three Months Ended
                                                                 June 30
                                                            2006          2005
                                                          ---------    ---------
Weighted average number of common
     shares outstanding                                   1,743,041    1,733,041
Incremental shares from the assumed exercise
     of dilutive stock options                              135,467      143,662
                                                          ---------    ---------
Dilutive potential common shares                          1,878,508    1,876,703

No options outstanding at June 30, 2005 or 2006 were excluded in the computation of diluted net income per share.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. The effective income tax rate for the three months ended June 30, 2005 was 38%. The Company had a net tax benefit of $87,415 for the three months ended June 30, 2006. This is a result of a decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward.

Investment in GazTex, LLC. The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. The investment balance of $20,509 represents the cash balance of our investment in GaxTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. For the three months ended June 30, 2006, the Company expensed approximately $48,000 in consulting costs for the evaluation of potential Russian projects. No further expenses are expected in the foreseeable future.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 28, 2005, the borrowing base was redetermined and set at $3,250,000. As of June 30, 2006, the balance outstanding under this agreement was $400,000 and matures on August 1, 2007. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and all of the Company's oil and gas properties.

Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The Company adopted the provisions of SFAS No. 154 on April 1, 2006. The adoption did not have a material impact on the Company's financial position and results of operations.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. This interpretation is effective for the Company as of April 1, 2007. Management is currently evaluating the impact of FIN 48 on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to the "Company", "Mexco", "we", "us" or "our" mean Mexco Energy Corporation and its consolidated subsidiaries.

Cautionary Statements Regarding Forward-Looking Statements. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified with words and phrases such as "believes," "expects," "anticipates," "should," "estimates," "foresees" or other words and phrases of similar meaning. Forward-looking statements appear throughout this Form 10-Q and include statements regarding our plans, beliefs or current expectations with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production, estimates of future oil and gas prices; estimates of oil and gas reserves; future financial condition or results of operations; and business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. We do not undertake to update, revise or correct any of the forward-looking information.

Liquidity and Capital Resources. Historically, our sources of funding have been from operating activities and bank financing.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing primarily gas properties and secondarily oil properties with potential for long-lived production.

For the first three months of fiscal 2007, cash flow from operations was $319,785 compared to $352,048 for the first three months of fiscal 2006. The decrease was primarily due to an increase in general and administrative expenses and production costs. The cash flow from operations for the first three months of fiscal 2007 included the effects of a decrease in accounts receivable and an increase in net income. Cash of $124,934 was used for additions to property and equipment and cash of $200,000 was used to pay on the line of credit. Accordingly, net cash increased $24,289.

Through June 30, 2006, we have reviewed a number of possible projects in Russia. Any projects reviewed that we have decided not to continue studying or develop have been expensed. We expensed approximately $38,000 for the first quarter of fiscal 2006 and $48,000 for the first quarter of fiscal 2007 related to Russian projects. No further expenses are expected in the foreseeable future.

In June 2006, we purchased royalty interests in Coke County, Texas containing approximately 2,795 gross acres for approximately $22,000.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are reviewing several other projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility discussed below.

At June 30, 2006, we had working capital of approximately $432,088 compared to working capital of $439,761 at March 31, 2006, a decrease of $7,673 due to a decrease in accounts receivable and prepaid expenses and partially offset by an increase in cash and cash equivalents and a decrease in accounts payable and accrued expenses.

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

Long-Term Debt. We have a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 28, 2005, the borrowing base was redetermined and set at $3,250,000 with no monthly commitment reductions. As of June 30, 2006, the balance outstanding under this agreement was $400,000. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and all oil and gas properties. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties we operate, is also outstanding under the facility. Interest under this agreement is payable monthly at prime rate (8.25% and 6.00% at June 30, 2006 and 2005, respectively). This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends. The balance outstanding on the line of credit as of August 4, 2006 was $375,000.

Results of Operations - Three Months Ended June 30, 2006 and 2005. Net income increased from $160,918 for the quarter ended June 30, 2005 to $227,290 for the quarter ended June 30, 2006, an increase of $66,372 or 41% as a result of a deferred tax benefit related to an increase in the depletion carryforward.

Oil and gas sales decreased from $802,720 for the first quarter of fiscal 2006 to $777,412 for the same period of fiscal 2007. This decrease of 3% or $25,308 resulted from a decrease in gas price and production offset partially by an increase in oil price and production. Average gas prices decreased from $6.24 per mcf for the first quarter of fiscal 2006 to $5.86 per mcf for the same period of fiscal 2007, while average oil prices increased from $48.37 per bbl for the first quarter of fiscal 2006 to $64.66 for the same period of fiscal 2007. Oil and gas production quantities were 4,250 barrels ("bbls") and 95,722 thousand cubic feet ("mcf") for the first quarter of fiscal 2006 and 4,631 bbls and 81,537 mcf for the same period of fiscal 2007, an increase of 9% in oil production and a natural decline decrease of 15% in gas production.

Production costs increased from $176,445 for the first quarter of fiscal 2006 to $215,629 for the same period of fiscal 2007. This was the result of increased repairs to operated wells during the quarter.

General and administrative expenses increased 34% from $195,403 for the first quarter of fiscal 2006 to $261,493 for the same period of fiscal 2007. This is due to an increase in consulting services related to our Russian activities, an increase in Director's fees and the effects of applying FAS 123(R) for employee stock option compensation.

Depreciation, depletion and amortization based on production and other methods increased 9%, from $138,679 for the first quarter of fiscal 2006 to $150,529 for the same period of fiscal 2007 primarily due to an increase to the full cost pool amortization base and a decrease in reserves.

Interest expense decreased 66% from $29,982 for the first quarter of fiscal 2006 to $10,099 for the same period of fiscal 2007, due to a decrease in borrowings partially offset by increased interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2006, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At June 30, 2006, we had an outstanding loan balance of $400,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $4,000, based on the outstanding balance at June 30, 2006.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At June 30, 2006, our largest credit risk associated with any single purchaser was $55,676. We have not experienced any significant credit losses.

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

No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


                               MEXCO ENERGY CORPORATION
                               (Registrant)


Dated: August 9, 2006          /s/ Nicholas C. Taylor
                               -------------------------------------------------
                               Nicholas C. Taylor
                               President



Dated: August 9, 2006          /s/ Tamala L. McComic
                               -------------------------------------------------
                               Tamala L. McComic
                               Vice President, Treasurer and Assistant Secretary