Form 10-Q
period 2006-09-30
MEXCO ENERGY CORP
filed 2006-11-14
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant's common stock as of November 13, 2006 is 1,776,841.

                            MEXCO ENERGY CORPORATION


                                Table of Contents

                                                                           Page

PART I.  FINANCIAL INFORMATION


  Item 1.  Consolidated Balance Sheets as of September 30, 2006
           (Unaudited) and March 31, 2006                                    3

           Consolidated Statements of Operations (Unaudited) for
           the three months and six months ended September 30, 2006
           and September 30, 2005                                            4

           Consolidated Statements of Cash Flows (Unaudited) for
           the six months ended September 30, 2006 and September 30, 2005    5

           Notes to Consolidated Financial Statements (Unaudited)            6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

  Item 4.  Controls and Procedures                                          13


PART II.   OTHER INFORMATION                                                14
---------------------------

  Item 1.  Legal Proceedings
  Item 1A. Risk Factors
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3.  Defaults upon Senior Securities
  Item 4.  Submission of Matters to a Vote of Security Holders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                  15


CERTIFICATIONS

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     March 31,
                                                                        2006            2006
                                                                    ------------    ------------
                                                                    (Unaudited)

ASSETS
  Current assets
    Cash and cash equivalents                                       $    120,439    $     52,768
    Accounts receivable:
      Oil and gas sales                                                  427,721         429,133
      Trade                                                               22,426             336
      Related parties                                                        139              73
    Prepaid costs and expenses                                            39,472          75,576
                                                                    ------------    ------------
       Total current assets                                              610,197         557,886

    Investment in GazTex, LLC                                             20,509          20,509

    Property and equipment, at cost
      Oil and gas properties, using the full cost method
        ($ 0 and $121,418 excluded from amortization
        as of September 30, 2006 and March 31, 2006, respectively)    19,122,094      18,947,532
      Other                                                               51,412          39,848
                                                                    ------------    ------------
                                                                      19,173,506      18,987,380
      Less accumulated depreciation,
        depletion and amortization                                    10,894,902      10,587,451
                                                                    ------------    ------------
          Property and equipment, net                                  8,278,604       8,399,929
                                                                    ------------    ------------
                                                                    $  8,909,310    $  8,978,324
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable - trade and accrued expenses                   $     91,890    $    118,125
    Income tax payable                                                     3,048              --
                                                                    ------------    ------------
         Total current liabilities                                        94,938         118,125

  Long-term debt                                                         100,000         600,000
  Asset retirement obligation                                            361,683         352,416
  Deferred income tax liability                                          951,768       1,006,736
  Minority interest                                                        2,051           2,051
  Commitments and contingencies

  Stockholders' equity
    Preferred stock - $1.00 par value;
      10,000,000 shares authorized; none outstanding                          --              --
    Common stock - $0.50 par value;
      40,000,000 shares authorized;
      1,810,366 shares issued                                            905,183         888,283
    Additional paid-in capital                                         4,091,037       3,893,588
    Retained earnings                                                  2,620,525       2,262,700
    Treasury stock, at cost (43,525 and 33,525 shares,
      respectively)                                                     (217,875)       (145,575)
                                                                    ------------    ------------
Total stockholders' equity                                             7,398,870       6,898,996
                                                                    ------------    ------------
                                                                    $  8,909,310    $  8,978,324
                                                                    ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                     September 30                  September 30
                                                 2006           2005           2006           2005
                                              -----------    -----------    -----------    -----------
Operating revenue:
  Oil and gas sales                           $   773,698    $   933,915    $ 1,551,110    $ 1,736,635
  Other                                             1,890          1,996          2,057          2,369
                                              -----------    -----------    -----------    -----------
    Total operating revenues                      775,588        935,911      1,553,167      1,739,004

Operating expenses:
  Production                                      206,968        249,231        422,597        425,676
  Accretion of asset retirement obligation          6,860          5,780         11,844         11,566
  Depreciation, depletion, and amortization       156,921        138,043        307,450        276,722
  General and administrative                      174,919        180,079        436,412        375,482
                                              -----------    -----------    -----------    -----------
     Total operating expenses                     545,668        573,133      1,178,303      1,089,446
                                              -----------    -----------    -----------    -----------

Operating profit                                  229,920        362,778        374,864        649,558

Other income (expense):
  Interest income                                   2,107            196          2,400            363
  Interest expense                                 (6,359)       (26,891)       (16,458)       (56,874)
                                              -----------    -----------    -----------    -----------

     Net other expense                             (4,252)       (26,695)       (14,058)       (56,511)
                                              -----------    -----------    -----------    -----------

Earnings before income taxes and minority
  interest                                        225,668        336,083        360,806        593,047

Income tax expense:
  Current                                          22,539         67,501         62,784        141,943
  Deferred                                         72,692        (12,799)       (54,968)        12,630
                                              -----------    -----------    -----------    -----------
                                                   95,231         54,702          7,816        154,573

Income before minority interest                   130,437        281,381        352,990        438,474

Minority interest in loss of subsidiary                97          4,342          4,835          8,167
                                              -----------    -----------    -----------    -----------

Net income                                    $   130,534    $   285,723    $   357,825    $   446,641
                                              ===========    ===========    ===========    ===========

Net income per common share:

Basic:                                        $      0.07    $      0.16    $      0.21    $      0.26
Diluted:                                      $      0.07    $      0.15    $      0.20    $      0.24


         The accompanying notes are an integral part of the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended September 30,
                                   (Unaudited)

                                                                 2006          2005
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $ 357,825    $ 446,641
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Increase (decrease) in deferred income taxes               (54,968)      12,630
      Stock-based compensation                                    55,598        9,748
      Common stock issued to director                             14,100           --
      Depreciation, depletion and amortization                   307,450      276,722
      Accretion of asset retirement obligations                   11,844       11,566
      Minority interest in loss of subsidiary                     (4,835)      (8,167)
      Increase in accounts receivable                            (20,744)    (124,735)
      Decrease (increase) in prepaid expenses                     36,105      (50,315)
      Increase in income taxes payable                             3,048       83,260
      Increase (decrease) in accounts payable
        and accrued expenses                                     (14,860)      13,219
                                                               ---------    ---------

         Net cash provided by operating activities               690,563      670,569

Cash flows from investing activities:
  Additions to oil and gas properties                           (213,213)    (356,492)
  Additions to other property and equipment                      (11,564)          --
  Proceeds from sale of oil and gas properties and equipment      24,700       14,533
                                                               ---------    ---------

         Net cash used in investing activities                  (200,077)    (341,959)

Cash flows from financing activities:
  Proceeds from exercise of stock options                        104,650           --
  Repurchase of stock                                            (32,300)          --
  Reduction of long-term debt                                   (500,000)    (390,000)
  Minority interest contributions                                  4,835        8,167
                                                               ---------    ---------
         Net cash used in financing activities                  (422,815)    (381,833)
                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents              67,671      (53,223)

Cash and cash equivalents at beginning of year                    52,768       85,209
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $ 120,439    $  31,986
                                                               =========    =========

  Interest paid                                                $  19,317    $  60,770
  Income taxes paid                                            $      --    $  58,683

Supplemental disclosure of non-cash financing activities:
   Cashless exercise of stock options and repurchase
     of treasury shares                                        $  40,000           --


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the interim periods ended September 30, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation. On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). Among other items, SFAS 123(R) eliminates the use of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of April 1, 2006 (the first day of the Company's fiscal year), the previously measured but unrecognized compensation expense based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to April 1, 2006, compensation expense based on the fair value at the date of grant or modification will be recognized in our financial statements over the vesting period. The Company recognizes the fair value of stock-based compensation awards as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period. We utilize the Binomial option pricing model to measure the fair value of stock options. Prior to the adoption of SFAS 123(R) we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation.

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $21,497 or $.01 per share, and $34,101 or $.01 per share in General and Administrative expense in the Consolidated Statements of Operations for the three months and the six months ended September 30, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at September 30, 2006 totals approximately $210,636 which is expected to be recognized over a weighted average of 2.01 years.

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

The following are pro forma net income and earnings per share for the three and six months ended September 30, 2005, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensations:

                                        Three Months Ended  Six Months Ended
                                           September 30       September 30
                                               2005               2005
                                           ------------       ------------

Net income, as reported                    $    285,723       $    446,641
Deduct: Stock-based employee
         compensation expense determined
         under fair value based method
         (SFAS 123), net of tax                 (13,196)           (42,294)
                                           ------------       ------------

     Net income, pro forma                 $    272,527       $    404,347
                                           ============       ============

Basic earnings per share:
     As reported                           $       0.16       $       0.26
     Pro forma                             $       0.16       $       0.23

Diluted earnings per share:
     As reported                           $       0.15       $       0.24
     Pro forma                             $       0.14       $       0.21

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

In accordance with both Plans, upon the exercise of stock options new shares will be issued. The Company can repurchase shares exercised under these Plans and anticipates repurchasing approximately 30,000 shares for the treasury account during fiscal 2007. Through the six months ended September 30, 2006, the Company repurchased 10,000 shares for the treasury at an aggregate cost of $72,300. The Plan also provides for the granting of stock awards. During the quarter ended September 30, 2006, the Company granted a stock award of 2,000 shares to a director of the Company.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions. All such amounts represent the weighted average amounts for each period.

                                     For the six months
                                     ended September 30,
                                           2006
                                         -------
Grant-date fair value                 $       5.15
Volatility factor                            71.46%
Dividend yield                                  --
Risk-free interest rate                       5.07%
Expected term (in years)                         5

No options were granted during the six months ended September 30, 2005.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. Option awards are generally granted with an exercise price equal to the fair market price of the Company's stock at the date of grant. For the quarter ended September 30, 2006, 18,200 stock options were forfeited due to the termination of consulting agreements with two of our consultants. The Company has no present expectation for this to occur in the future on the options outstanding as of September 30, 2006.

The following table is a summary of activity of stock options for the six months ended September 30, 2006:

                                                 Weighted Average
                                                    Exercise           Weighted         Aggregate
                                    Number of         Price         Average Contract    Intrinsic
                                     Shares         Per Share         Life in Years       Value
                                    ---------    ----------------   -----------------   ----------

Outstanding at March 31, 2006         350,000    $           5.89
  Granted                              35,000                8.24
  Exercised                           (31,800)               4.55
  Forfeited or Expired                (18,200)               6.75
                                    ---------    ----------------
Outstanding at September 30, 2006     335,000    $           6.22                4.46   $   25,050
                                    =========    ================   =================   ==========


Exercisable at September 30, 2006     270,250    $           5.93                4.19   $   97,523
                                    =========    ================   =================   ==========

Outstanding options at September 30, 2006 expire between April 2008 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The  following  table  summarizes   information  about  options  outstanding  at
September 30, 2006:



                                            Weighted Average        Weighted Average      Aggregate
                              Number of      Exercise Price       Remaining Contractual   Intrinsic
Range of Exercise Prices       Options         Per Share               Life in Years        Value
------------------------      ---------    ----------------       ---------------------   ---------

   $ 4.00 - 5.24                61,000          $      4.00

     5.25 - 6.49               109,000                 5.60

     6.50 - 7.74               100,000                 7.07

     7.75 - 8.24                65,000                 8.01
                              --------          -----------
   $ 4.00 - 8.24               335,000                $6.22                 4.46          $  25,050
                              ========          ===========        =============          =========

The  following  table  summarizes   information  about  options  exercisable  at
September 30, 2006:

                                             Weighted Average      Aggregate
                              Number         Exercise Price        Intrinsic
Range of Exercise Prices   Exercisable          Per Share            Value
------------------------   -----------      -----------------      ---------
   $  4.00 - 5.24               61,000       $      4.00
      5.25 - 6.49               94,250              5.53
      6.50 - 7.74               85,000              7.11
      7.75 - 8.24               30,000              7.75
                            ----------       -----------
   $  4.00 - 8.24              270,250       $      5.93           $  97,523
                            ==========       ===========           =========

Stockholders' Equity. The following is a summary of the changes in the Company's common shares outstanding for the first half of 2006:

                                                     For the six months ended
                                                       September 30, 2006
                                                     ------------------------
Shares outstanding, beginning of period                     1,776,566
Exercise of stock options                                      31,800
Grant of stock awards                                           2,000
                                                            ---------
Shares outstanding, end of period                           1,810,366
                                                            =========

During the six months ended September 30, 2006, the Company repurchased 10,000 shares for the treasury at an aggregate cost of $72,300.

No changes were made to the common shares outstanding during the six months ended September 30, 2005.

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

The following table provides a rollforward of the asset retirement obligations for the first six months of fiscal 2007:

Carrying amount of asset retirement obligations as of April 1, 2006        $ 372,956
Liabilities incurred                                                          39,323
Liabilities settled                                                          (41,900)
Accretion expense                                                             11,844
                                                                           ---------
Carrying amount of asset retirement obligations as of September 30, 2006     382,223
Less: Current portion                                                         20,540
                                                                           ---------
Non-current asset retirement obligation                                    $ 361,683
                                                                           =========


The non-current portion of the asset retirement obligation, which is included on the consolidated balance sheet, was $361,683 at September 30, 2006. The current portion of the asset retirement obligation as of September 30, 2006 was $20,540 and is included on the consolidated balance sheet in accounts payable and other accrued expenses. Accretion expense was $11,844 and $11,566 for the six months ended September 30, 2006 and 2005, respectively.

Oil and Gas Costs. The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated. For the quarter ended September 30, 2006, the Company has decided not to pursue the project in Stark County, North Dakota due to the high costs and risks related to this area. Prior to September 30, 2006, the amount related to the project was being excluded from the full cost amortization base. This amount has been added to the full cost amortization base during the second quarter and is included in the amortization calculation therefore; no costs are currently being excluded from the full cost amortization base.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended September 30, 2006 and 2005.

                                          Three Months Ended        Six Months Ended
                                             September 30             September 30
                                            2006       2005         2006       2005
                                         ---------   ---------   ---------   ---------
Weighted average number of
    common shares outstanding            1,751,755   1,733,041   1,737,422   1,733,041
Incremental shares from the assumed
    exercise of dilutive stock options      51,645     180,669      63,129     162,166
                                         ---------   ---------   ---------   ---------
Dilutive potential common shares         1,803,400   1,913,710   1,800,551   1,895,207
                                         =========   =========   =========   =========


Certain options to purchase shares of Mexco's common stock are excluded from the dilution calculations because the options are antidilutive. During the three-month and six-month periods ended September 30, 2006, 125,000 and 45,000 shares, respectively, were excluded from the diluted earnings per share calculations. No options were excluded from the diluted earnings per share calculations during the three-months and six-months ended September 30, 2005.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. The effective income tax rate for the six months ended September 30, 2005 was 26%. The effective income tax rate for the six months ended September 30, 2006 was 2% as a result of the decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward.

Investment in GazTex, LLC. The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. The investment balance of $20,509 represents the cash balance of our investment in GaxTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. For the six months ended September 30, 2006, the Company expensed approximately $48,000 in consulting costs for the evaluation of potential Russian projects. No further expenses are expected in the foreseeable future.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2006, the borrowing base was redetermined and set at $4,225,000 bearing interest at prime rate plus zero percent, per annum. As of September 30, 2006, the balance outstanding under this agreement was $100,000 and matures on September 30, 2008. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and substantially all of the Company's oil and gas properties.

Recent  Accounting  Pronouncements.  In  June  2006,  the  Financial  Accounting
Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. This interpretation is effective for the Company as of April 1, 2007. Management is currently evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies
(1) the extent to which companies  measure assets and liabilities at fair value;
(2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years' financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material effect on its consolidated financial statements and related disclosures.

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

For the first six months of fiscal 2007, cash flow from operations was $690,563 compared to $670,569 for the first six months of fiscal 2006. The cash flow from operations for the first six months of fiscal 2007 included the effects of an increase in accounts receivable and a decrease in prepaid expenses and accounts payable and accrued expenses. Cash of $224,777 was used for additions to property and equipment, cash of $32,300 was used for a stock repurchase for the treasury account, cash of $500,000 was used to pay on the line of credit and cash of $104,650 was received as proceeds from exercises of stock options. Accordingly, net cash increased $67,671.

Through September 30, 2006, we reviewed a number of possible projects in Russia. Any projects reviewed have been discontinued and expensed. We expensed approximately $83,000 for the first six months of fiscal 2006 and $48,000 for the first six months of fiscal 2007 related to Russian projects. No further expenses are expected in the foreseeable future.

In September 2006, we purchased a wellbore for reentry in Roosevelt County, New Mexico for approximately $25,000. We have spent approximately an additional $170,000 on this well and are in the process of testing the well.

In October 2006, we purchased various royalty and working interests in Freestone, Leon and Panola Counties, Texas containing approximately 21,950 gross acres and 86 net acres for approximately $65,000.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are reviewing several other projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility discussed below.

At September 30, 2006, we had working capital of approximately $515,259 compared to working capital of $439,761 at March 31, 2006, an increase of $75,498 due to an increase in cash and cash equivalents and a decrease in accounts payable and accrued expenses.

The prices of natural gas and crude oil have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on our financial condition and liquidity. However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide for its working capital requirements and capital expenditures for at least the next twelve months.

Long-Term Debt. We have a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2006, the borrowing base was redetermined and set at $4,225,000 with no monthly commitment reductions. As of September 30, 2006, the balance outstanding under this agreement was $100,000. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and all oil and gas properties. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties we operate, is also outstanding under the facility. Interest under this agreement is payable monthly at prime rate (8.25% and 6.75% at September 30, 2006 and 2005, respectively). This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends.

Results of Operations - Three Months Ended September 30, 2006 and 2005. Net income decreased from $285,723 for the quarter ended September 30, 2005 to $130,534 for the quarter ended September 30, 2006, a decrease of $155,189 or 54%.

Oil and gas sales decreased from $933,915 for the second quarter of fiscal 2006 to $773,701 for the same period of fiscal 2007. This decrease of 17% or $160,214 resulted from a decrease in gas price and oil and gas production offset partially by an increase in oil price. Average gas prices decreased from $7.25 per mcf for the second quarter of fiscal 2006 to $5.76 per mcf for the same period of fiscal 2007, while average oil prices increased from $58.59 per bbl for the second quarter of fiscal 2006 to $66.09 for the same period of fiscal 2007. Oil and gas production quantities were 4,227 barrels ("bbls") and 94,609 thousand cubic feet ("mcf") for the second quarter of fiscal 2006 and 3,664 bbls and 88,442 mcf for the same period of fiscal 2007, a natural decline decrease of 13% in oil production and 7% in gas production.

Production costs decreased from $249,231 for the second quarter of fiscal 2006 to $206,968 for the same period of fiscal 2007. This was the result of decreased repairs to operated wells during the second quarter and decreased production taxes due to the decrease in oil and gas sales.

General and administrative expenses decreased 3% from $180,079 for the second quarter of fiscal 2006 to $174,919 for the same period of fiscal 2007. This is due to discontinuing the Russian venture partially offset by an increase in director's fees.

Depreciation, depletion and amortization based on production and other methods increased 14%, from $138,043 for the second quarter of fiscal 2006 to $156,921 for the same period of fiscal 2007 primarily due to an increase to the full cost pool amortization base and a decrease in reserves.

Interest expense decreased 76% from $26,891 for the second quarter of fiscal 2006 to $6,359 for the same period of fiscal 2007, due to a decrease in borrowings partially offset by increased interest rates.

Effective tax rate increased from 16% for the second quarter of fiscal 2006 to 42% for the same period of fiscal 2007, an increase of $40,529 as a result of an increase in the deferred income tax expense due to the exercise of stock options.

Results of Operations - Six Months Ended September 30, 2006 and 2005. Net income decreased from $446,641 for the six months ended September 30, 2005 to $357,825 for the same period of fiscal 2007, a decrease of $88,816 or 20%.

Oil and gas sales decreased from $1,736,635 for the six months ended September 30, 2005 to $1,551,110 for the same period of fiscal 2007. This decrease of 11%, or $185,525, resulted from a decrease in gas price and gas production offset partially by an increase in oil price and oil production. Average gas prices decreased from $6.74 per mcf for the first six months ended September 30, 2005 to $5.84 per mcf for the same period of fiscal 2007, while average oil prices increased from $53.46 per bbl for the first six months of fiscal 2006 to $65.34 for the same period of fiscal 2007. Oil and gas production quantities were 8,478 barrels ("bbls") and 190,331 thousand cubic feet ("mcf") for the first six months ended September 30, 2005 and 8,530 bbls and 171,625 mcf for the same period of fiscal 2007, an increase of 1% in oil production. Gas production decreased 10% as a result of natural decline.

Production costs decreased from $425,676 for the first six months ended September 30, 2005 to $422,597 for the same period of fiscal 2007. This was the result of decreased production taxes due to the decrease in oil and gas sales.

General and administrative expenses increased 16% from $375,482 for the first six months ended September 30, 2005 to $436,412 for the same period of fiscal 2007. This is primarily the result of an increase in consulting services related to our Russian activities, an increase in director's fees and the effects of applying SFAS 123(R) for employee stock option compensation.

Depreciation, depletion and amortization based on production and other methods increased 11%, from $276,722 for the first six months ended September 30, 2005 to $307,450 for the same period of fiscal 2007 primarily due to an increase to the full cost pool amortization base and a decrease in reserves.

Interest expense decreased 71% from $56,874 for the first six months ended September 30, 2005 to $16,458 for the same period of fiscal 2007 due to a decrease in borrowings.

Effective tax rate decreased from 26% for the first six months ended September 30, 2005 to 2% for the same period of fiscal 2007, a decrease of $146,757 as a result of the decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2006, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At September 30, 2006, we had an outstanding loan balance of $100,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $1,000 based on the outstanding balance at September 30, 2006.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At September 30, 2006, our largest credit risk associated with any single purchaser was $53,001. We have not experienced any significant credit losses.

Volatility of Oil and Gas Prices. Our revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital for our exploration and development activities and may require a reduction in the carrying value of our oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2007, our pretax income would have changed by $8,530. If the average gas price had increased or decreased by ten cents per mcf for the first six months of fiscal 2007, our pretax income would have changed by $17,163.

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

No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  1A.Risk Factors
      There have been no material changes to the information previously disclosed in Item 1A. "Risk Factors" in our 2006 Annual Report on Form 10-K.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item  3. Defaults Upon Senior Securities
      None.

Item  4. Submission of Matters to a Vote of Security Holders
      Our annual meeting was held on September 14, 2006. Following are the two proposals voted on at the meeting and the results of each:

      Proposal #1 was the election of the following directors:    Votes For:    Votes Withheld:
                           Thomas R. Craddick                     1,505,261           1,804
                           Thomas Graham, Jr.                     1,504,883           2,182
                           Arden R. Grover                        1,505,037           2,028
                           Jeffry A. Smith                        1,494,295          12,770
                           Donna Gail Yanko                       1,505,305           1,760
                           Jack D. Ladd                           1,505,437           1,628
                           Nicholas C. Taylor                     1,505,283           1,782


      Proposal #2 was to ratify the selection of Grant Thornton, LLP as independent registered public accounting firm for the Company for the fiscal year ended March 31, 2007. Votes for were 1,504,795, votes against were 124 and votes abstained were 2,146.

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

                                        MEXCO ENERGY CORPORATION
                                        (Registrant)


Dated: November 13, 2006                /s/ Nicholas C. Taylor
                                        ----------------------------------
                                        Nicholas C. Taylor
                                        President


Dated: November 13, 2006                /s/ Tamala L. McComic
                                        ----------------------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer and
                                          Assistant Secretary