Form 10-Q
period 2006-12-31
MEXCO ENERGY CORP
filed 2007-02-12
CIK 66418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

The number of shares outstanding of the registrant's common stock as of February 9, 2007 is 1,773,841.

                            MEXCO ENERGY CORPORATION

                                Table of Contents

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Balance Sheets as of December 31, 2006
             (Unaudited) and March 31, 2006                                3

           Consolidated Statements of Operations (Unaudited) for the
             three months and nine months ended December 31, 2006
             and December 31, 2005                                         4

           Consolidated Statements of Cash Flows (Unaudited) for
             the nine months ended December 31, 2006 and
             December 31, 2005                                             5

           Notes to Consolidated Financial Statements (Unaudited)          6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13

  Item 4.  Controls and Procedures                                        13

PART II. OTHER INFORMATION                                                14

  Item 1.  Legal Proceedings
  Item 1A. Risk Factors
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3.  Defaults upon Senior Securities
  Item 4.  Submission of Matters to a Vote of Security Holders
  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                14

CERTIFICATIONS

                    Mexco Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31    March 31
                                                                           2006          2006
                                                                        -----------   -----------
                                                                        (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents                                           $   107,675   $    52,768
    Accounts receivable:
      Oil and gas sales                                                     355,332       429,133
      Trade                                                                   3,876           336
      Related parties                                                            --            73
    Prepaid costs and expenses                                               52,835        75,576
                                                                        -----------   -----------
        Total current assets                                                519,718       557,886
  Investment in GazTex, LLC                                                  20,509        20,509
  Property and equipment, at cost
    Oil and gas properties, using the full cost method
      ($0 and $121,418 excluded from amortization
      as of December 31, 2006 and March 31, 2006 respectively)           19,568,068    18,947,532
    Other                                                                    51,411        39,848
                                                                        -----------   -----------
                                                                         19,619,479    18,987,380
    Less accumulated depreciation,
      depletion, and amortization                                        11,047,037    10,587,451
                                                                        -----------   -----------
        Property and equipment, net                                       8,572,442     8,399,929
                                                                        -----------   -----------
                                                                        $ 9,112,669   $ 8,978,324
                                                                        ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable and accrued expenses                               $   167,769   $   118,125
  Long-term debt                                                                 --       600,000
  Asset retirement obligation                                               371,679       352,416
  Deferred income tax liability                                           1,023,102     1,006,736
  Minority interest                                                           2,051         2,051
  Commitments and contingencies
  Stockholders' equity
    Preferred stock - $1.00 par value;
      10,000,000 shares authorized; none outstanding                             --            --
    Common stock - $0.50 par value;
      40,000,000 shares authorized;
      1,820,366 and 1,776,566 shares issued, respectively                   910,183       888,283
    Additional paid-in capital                                            4,173,964     3,893,588
    Retained earnings                                                     2,687,605     2,262,700
    Treasury stock, at cost (44,525 and 33,525 shares, respectively)       (223,684)     (145,575)
                                                                        -----------   -----------
Total stockholders' equity                                                7,548,068     6,898,996
                                                                        -----------   -----------
                                                                        $ 9,112,669   $ 8,978,324
                                                                        ===========   ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended       Nine Months Ended
                                                   December 31              December 31
                                              ---------------------   -----------------------
                                                2006        2005         2006         2005
                                              --------   ----------   ----------   ----------
Operating revenue:
  Oil and gas sales                           $663,031   $1,111,524   $2,214,141   $2,848,159
  Other                                            167          387        2,224        2,755
                                              --------   ----------   ----------   ----------
    Total operating revenues                   663,198    1,111,911    2,216,365    2,850,914
Operating expenses:
  Production                                   218,774      223,169      641,371      648,844
  Accretion of asset retirement obligation       5,592        6,566       17,436       18,132
  Depreciation, depletion, and amortization    152,135     129,398       459,585      406,120
  General and administrative                   176,791      193,997      613,203      569,478
                                              --------   ----------   ----------   ----------
    Total operating expenses                   553,292      553,130    1,731,595    1,642,574
                                              --------   ----------   ----------   ----------
Operating profit                               109,906      558,781      484,770    1,208,340
Other income (expense):
  Interest income                                  336          232        2,736          594
  Interest expense                              (2,359)     (25,286)     (18,817)     (82,159)
                                              --------   ----------   ----------   ----------
    Net other expense                           (2,023)     (25,054)     (16,081)     (81,565)
                                              --------   ----------   ----------   ----------
Earnings before income taxes and minority
  interest                                     107,883      533,727      468,689    1,126,775
Income tax expense (benefit):
  Current                                      (30,531)     179,287       32,253      321,230
  Deferred                                      71,334        3,019       16,366       15,649
                                              --------   ----------   ----------   ----------
                                                40,803      182,306       48,619      336,879
Income before minority interest                 67,080      351,421      420,070      789,896
Minority interest in loss of subsidiary             --        3,187        4,835       11,353
                                              --------   ----------   ----------   ----------
Net income                                    $ 67,080   $  354,608   $  424,905   $  801,249
                                              ========   ==========   ==========   ==========
Net income per common share:
Basic:                                        $   0.04   $     0.20   $     0.24   $     0.46
Diluted:                                      $   0.04   $     0.19   $     0.23   $     0.43

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    Mexco Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Nine Months Ended December 31
                                   (Unaudited)

                                                                   2006         2005
                                                                ----------   ----------
Cash flows from operating activities:
  Net income                                                    $  424,905   $  801,249
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Increase in deferred income taxes                             16,366       15,649
      Stock-based compensation                                      91,026       14,646
      Common stock issued to director                               14,100           --
      Depreciation, depletion, and amortization                    459,585      406,120
      Accretion of asset retirement obligations                     17,436       18,132
      Minority interest in loss of OBTX, LLC                        (4,835)     (11,353)
      Decrease (increase) in accounts receivable                    70,335     (141,721)
      Decrease (increase) in prepaid expenses                       22,741      (56,718)
      Increase in income taxes payable                                  --      247,613
      Decrease in accounts payable and accrued expenses            (14,196)     (13,396)
                                                                ----------   ----------
        Net cash provided by operating activities                1,097,463    1,280,221
Cash flows from investing activities:
  Additions to oil and gas properties                             (582,870)    (445,190)
  Additions to other property and equipment                        (11,564)          --
  Proceeds from sale of oil and gas properties and equipment        28,002       14,532
                                                                ----------   ----------
    Net cash used in investing activities                         (566,432)    (430,658)
Cash flows from financing activities:
  Proceeds from exercise of stock options                          157,150           --
  Repurchase of stock                                              (38,109)          --
  Reduction of long-term debt                                     (600,000)    (865,000)
  Minority interest contributions                                    4,835       11,353
                                                                ----------   ----------
         Net cash used in financing activities                    (476,124)    (853,647)
                                                                ----------   ----------
Net increase (decrease) in cash and cash equivalents                54,907       (4,084)
Cash and cash equivalents at beginning of year                      52,768       85,209
                                                                ----------   ----------
Cash and cash equivalents at end of period                      $  107,675   $   81,125
                                                                ==========   ==========
  Interest paid                                                 $   22,004   $   83,776
  Income taxes paid                                             $       --   $   73,617
Supplemental disclosure of non-cash financing activities:
  Cashless exercise of stock options and repurchase
    of treasury shares                                          $   40,000           --

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the interim periods ended December 31, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). Among other items, SFAS 123(R) eliminates the use of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of April 1, 2006 (the first day of the Company's fiscal year), the previously measured but unrecognized compensation expense based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to April 1, 2006, compensation expense based on the fair value at the date of grant or modification will be recognized in our financial statements over the vesting period. The Company recognizes the fair value of stock-based compensation awards as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period. We utilize the Binomial option pricing model to measure the fair value of stock options. Prior to the adoption of SFAS 123(R) we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation.

The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $35,428 or $.02 per basic share, and $91,026 or $.05 per basic share in General and Administrative expense in the Consolidated Statements of Operations for the three months and the nine months ended December 31, 2006. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at December 31, 2006 totals $175,208, which is expected to be recognized over a weighted average of 1.75 years.

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

The following are pro forma net income and earnings per share for the three and nine months ended December 31, 2005, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensations:

                                                     Three Months Ended   Nine Months Ended
                                                          December 31          December 31
                                                             2005                2005
                                                     ------------------   -----------------
      Net income, as reported                             $354,608              $801,249
      Deduct: Stock-based employee
              compensation expense determined
              under fair value based method
              (SFAS 123), net of tax                       (15,033)              (57,327)
                                                          --------              --------
      Net income, pro forma                               $339,575              $743,922
                                                          ========              ========
      Basic earnings per share:
        As reported                                       $   0.20              $   0.46
        Pro forma                                         $   0.20              $   0.43
      Diluted earnings per share:
        As reported                                       $   0.19              $   0.43
        Pro forma                                         $   0.18              $   0.40

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

In accordance with both Plans, upon the exercise of stock options new shares will be issued. The Company can repurchase shares exercised under these Plans and anticipates repurchasing up to approximately 30,000 shares for the treasury account during fiscal 2007. Through the nine months ended December 31, 2006, the Company repurchased 11,000 shares for the treasury at an aggregate cost of $78,109. The Plan also provides for the granting of stock awards. For the nine months ended December 31, 2006, the Company granted a stock award of 2,000 shares to a director of the Company.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model that uses the assumptions noted in the following table. Because the Binomial valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock over the expected vesting term of 48 months and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As the Company has never declared dividends, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions. All such amounts represent the weighted average amounts for each period.

                                 For the nine
                                 months ended
                                 December 31,
                                     2006
                                 ------------
      Grant-date fair value         $ 5.15
      Volatility factor              71.46%
      Dividend yield                    --
      Risk-free interest rate         5.07%
      Expected term (in years)           5

No options were granted during the nine months ended December 31, 2005.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. Option awards are generally granted with an exercise price equal to the fair market price of the Company's stock at the date of grant. During the second quarter of fiscal 2007, 18,200 stock options were forfeited due to the termination of consulting agreements with two of our consultants. The Company has no present expectation for this to occur in the future on the options outstanding as of December 31, 2006.

The following table is a summary of activity of stock options for the nine months ended December 31, 2006:

                                                     Weighted
                                                     Average       Weighted
                                                     Exercise      Average      Aggregate
                                         Number of     Price        Contract     Intrinsic
                                          Shares     Per Share   Life in Years     Value
                                         ---------   ---------   -------------   ---------
      Outstanding at March 31, 2006       350,000      $5.89
        Granted                            35,000       8.24
        Exercised                         (41,800)      4.72
        Forfeited or Expired              (18,200)      6.75
                                          -------      -----
      Outstanding at December 31, 2006    325,000      $6.24          4.24       $(40,600)
                                          =======      =====          ====       ========
      Exercisable at December 31, 2006    262,750      $5.97          3.99       $ 40,680
                                          =======      =====          ====       ========

Outstanding options at December 31, 2006 expire between April 2008 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The following table summarizes information about options outstanding at December 31, 2006:

                                             Weighted Average      Weighted Average     Aggregate
                                 Number of    Exercise Price    Remaining Contractual   Intrinsic
      Range of Exercise Prices    Options        Per Share          Life in Years         Value
      ------------------------   ---------   ----------------   ---------------------   ---------
        $4.00 - 5.24               61,000         $4.00
         5.25 - 6.49               99,000          5.64
         6.50 - 7.74              100,000          7.07
         7.75 - 8.24               65,000          8.01
                                  -------         -----
        $4.00 - 8.24              325,000         $6.24                  4.24           $(40,600)
                                  =======         =====                  ====           ========

The following table summarizes information about options exercisable at December 31, 2006:

                                               Weighted Average   Aggregate
                                    Number      Exercise Price    Intrinsic
      Range of Exercise Prices   Exercisable       Per Share        Value
      ------------------------   -----------   ----------------   ---------
        $4.00 - 5.24                61,000          $4.00
        5.25 - 6.49                 84,250           5.56
        6.50 - 7.74                 87,500           7.11
        7.75 - 8.24                 30,000           7.75
                                   -------          -----
        $4.00 - 8.24               262,750          $5.97          $40,680
                                   =======          =====          =======

Stockholders' Equity. The following is a summary of the changes in the Company's common shares outstanding for the first nine months of fiscal 2007:

                                           For the nine months ended
                                              December 31, 2006
                                           -------------------------
      Shares issued, beginning of period           1,776,566
      Exercise of stock options                       41,800
      Grant of stock awards                            2,000
                                                   ---------
      Shares issued, end of period                 1,820,366
                                                   =========

During the nine months ended December 31, 2006, the Company repurchased 11,000 shares for the treasury at an aggregate cost of $78,109. During January 2007, the Company repurchased an additional 2,000 shares for the treasury at an aggregate cost of $12,010.

No changes were made to the common shares issued during the nine months ended December 31, 2005.

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

The following table provides a rollforward of the asset retirement obligations for the first nine months of fiscal 2007:

      Carrying amount of asset retirement obligations
        as of April 1, 2006                             $372,956
      Liabilities incurred                                44,058
      Liabilities settled                                (42,231)
      Accretion expense                                   17,436
                                                        --------
      Carrying amount of asset retirement obligations
        as of December 31, 2006                          392,219
      Less: Current portion                               20,540
                                                        --------
      Non-current asset retirement obligation           $371,679
                                                        ========

The non-current portion of the asset retirement obligation, which is included on the consolidated balance sheet, was $371,679 at December 31, 2006. The current portion of the asset retirement obligation as of December 31, 2006 was $20,540 and is included on the consolidated balance sheet in accounts payable and other accrued expenses. Accretion expense was $17,436 and $18,132 for the nine months ended December 31, 2006 and 2005, respectively.

Oil and Gas Costs. The cost of certain oil and gas leases that the Company has acquired, but not evaluated has been excluded in computing amortization of the full cost pool. The Company will begin to amortize these properties when the projects are evaluated. Prior to September 30, 2006, the amount related to the Stark County, North Dakota project was being excluded from the full cost amortization base. For the quarter ended December 31, 2006, there are no costs currently being excluded from the full cost amortization base.

Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended December 31, 2006 and 2005.

                                              Three Months Ended       Nine Months Ended
                                                  December 31             December 31
                                             ---------------------   ---------------------
                                                2006        2005        2006        2005
                                             ---------   ---------   ---------   ---------
      Weighted average number of
        common shares outstanding            1,774,189   1,733,041   1,757,178   1,733,041
      Incremental shares from the assumed
        exercise of dilutive stock options      29,157     126,211      72,090     150,181
                                             ---------   ---------   ---------   ---------
      Dilutive potential common shares       1,803,346   1,859,252   1,829,268   1,883,222
                                             =========   =========   =========   =========

Certain options to purchase shares of Mexco's common stock are excluded from the dilution calculations because the options are antidilutive. During the three-month and nine-month periods ended December 31, 2006, 214,000 and 105,000 shares, respectively, were excluded from the diluted earnings per share calculations. No options were excluded from the diluted earnings per share calculations during the three-months and nine-months ended December 31, 2005.

Income Taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. The effective income tax rate for the nine months ended December 31, 2005 was 30%. The effective income tax rate for the nine months ended December 31, 2006 was 10% as a result of the decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward. Current tax expense decreased as a result of an increase of intangible development costs and a write-off of expired acreages.

Investment in GazTex, LLC. The Company's long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which Mexco owns 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. The investment balance of $20,509 represents the cash balance of our investment in GaxTex, LLC. The 10% interest in OBTX, LLC is included in the Company's financial statements as a minority interest. OBTX, LLC, plans to participate in any Russian venture entered into and own a 50% interest. For the nine months ended December 31, 2006, the Company expensed approximately $48,000 in consulting costs for the evaluation of potential Russian projects. No further expenses are expected in the foreseeable future.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2006, the borrowing base was redetermined and set at $4,225,000 bearing interest at prime rate per annum with a maturity date of September 30, 2008. As of December 31, 2006, there was no outstanding balance under this agreement. Amounts borrowed under this agreement are collateralized by the common stock of the Company's wholly owned subsidiary and substantially all of the Company's oil and gas properties.

Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. This interpretation is effective for the Company as of April 1, 2007. Management is currently evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and
(3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years' financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material effect on its consolidated financial statements and related disclosures.

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

For the first nine months of fiscal 2007, cash flow from operations was $1,097,463 compared to $1,280,221 for the first nine months of fiscal 2006. The cash flow from operations for the first nine months of fiscal 2007 included the effects of a decrease in net income, accounts receivable, prepaid expenses, and accounts payable and accrued expenses. Cash of $594,434 was used for additions to property and equipment, cash of $38,109 was used for a stock repurchase for the treasury account, cash of $600,000 was used to pay on the line of credit and cash of $157,150 was received as proceeds from exercises of stock options. Accordingly, net cash increased $54,907.

Through December 31, 2006, we reviewed a number of possible projects in Russia. Any projects reviewed have been discontinued and expensed. We expensed approximately $114,000 for the first nine months of fiscal 2006 and $48,000 for the first nine months of fiscal 2007 related to Russian projects. No further expenses are expected in the foreseeable future.

In September 2006, we purchased a wellbore for reentry in Roosevelt County, New Mexico for approximately $25,000. We have spent approximately an additional $275,000 on this well and are in the process of testing the well.

In October 2006, we purchased various royalty and working interests in Freestone, Leon and Panola Counties, Texas containing approximately 21,950 gross acres and 86 net acres for approximately $65,000.

Effective December 1, 2006, we purchased an additional mineral interest in the Barnett Shale Field in Denton County, Texas for approximately $120,000. There are five current wells producing with three additional development locations.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are reviewing several other projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility discussed below.

At December 31, 2006, we had working capital of approximately $351,949 compared to working capital of $439,761 at March 31, 2006, a decrease of $87,812 due to an increase in cash and cash equivalents offset by a decrease in oil and gas receivables and an increase in accounts payable and accrued expenses.

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

Long-Term Debt. We have a revolving credit agreement with Bank of America, N.A. ("Bank"), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2006, the borrowing base was redetermined and set at $4,225,000 with no monthly commitment reductions. As of December 31, 2006, there was no outstanding balance under this agreement. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and all oil and gas properties. A letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties we operate, is also outstanding under the facility. Interest under this agreement is payable monthly at prime rate (8.25% and 7.25% at December 31, 2006 and 2005, respectively). This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends.

Results of Operations - Three Months Ended December 31, 2006 and 2005. Net income decreased from $354,608 for the quarter ended December 31, 2005 to $67,080 for the quarter ended December 31, 2006, a decrease of $287,528 or 81%.

Oil and gas sales decreased from $1,111,524 for the third quarter of fiscal 2006 to $663,031 for the same period of fiscal 2007. This decrease of 40% or $448,493 resulted from a decrease in oil and gas prices and oil and gas production. Average gas prices decreased from $9.67 per mcf for the third quarter of fiscal 2006 to $5.34 per mcf for the same period of fiscal 2007 and average oil prices decreased from $55.14 per bbl for the third quarter of fiscal 2006 to $49.35 for the same period of fiscal 2007. Oil and gas production quantities were 4,463 barrels ("bbls") and 89,461 thousand cubic feet ("mcf") for the third quarter of fiscal 2006 and 4,212 bbls and 85,244 mcf for the same period of fiscal 2007, a natural decline decrease of 6% in oil production and 5% in gas production.

Production costs decreased from $223,169 for the third quarter of fiscal 2006 to $218,774 for the same period of fiscal 2007. This was the result of decreased oil and gas sales partially offset by an increase in lease operating expenses in the third quarter.

General and administrative expenses decreased 9% from $193,997 for the third quarter of fiscal 2006 to $176,791 for the same period of fiscal 2007. This is due to discontinuing the Russian venture partially offset by an increase in director's fees.

Depreciation, depletion and amortization based on production and other methods increased 18%, from $129,398 for the third quarter of fiscal 2006 to $152,135 for the same period of fiscal 2007 primarily due to an increase to the full cost pool amortization base and a decrease in reserves.

Interest expense decreased 91% from $25,286 for the third quarter of fiscal 2006 to $2,359 for the same period of fiscal 2007, due to a decrease in borrowings.

Effective tax rate increased from 34% for the third quarter of fiscal 2006 to 38% for the same period of fiscal 2007, but due to lower income this resulted in a decrease of $141,503.

Results of Operations - Nine Months Ended December 31, 2006 and 2005. Net income decreased from $801,249 for the nine months ended December 31, 2005 to $424,905 for the same period of fiscal 2007, a decrease of $376,344 or 47%.

Oil and gas sales decreased from $2,848,159 for the nine months ended December 31, 2005 to $2,214,141 for the same period of fiscal 2007. This decrease of 22%, or $634,018, resulted from a decrease in gas price and oil and gas production offset partially by an increase in oil price. Average gas prices decreased from $7.68 per mcf for the nine months ended December 31, 2005 to $5.67 per mcf for the same period of fiscal 2007, while average oil prices increased from $54.05 per bbl for the nine months of fiscal 2006 to $60.06 for the same period of fiscal 2007. Oil and gas production quantities were 12,939 barrels ("bbls") and 279,792 thousand cubic feet ("mcf") for the nine months ended December 31, 2005 and 12,742 bbls and 255,314 mcf for the same period of fiscal 2007, a decrease of 1% in oil production. Gas production decreased 9% as a result of natural decline and repairs on some of our wells.

Production costs decreased from $648,844 for the nine months ended December 31, 2005 to $641,371 for the same period of fiscal 2007. This was the result of decreased production taxes due to the decrease in oil and gas sales.

General and administrative expenses increased 8% from $569,478 for the nine months ended December 31, 2005 to $613,203 for the same period of fiscal 2007. This is primarily the result of an increase in director's fees of approximately $14,000 and the effects of applying SFAS 123(R) for employee stock option compensation of approximately $64,000.

Depreciation, depletion and amortization based on production and other methods increased 13%, from $406,120 for the nine months ended December 31, 2005 to $459,585 for the same period of fiscal 2007 primarily due to an increase to the full cost pool amortization base and a decrease in reserves.

Interest expense decreased 77% from $82,159 for the nine months ended December 31, 2005 to $18,817 for the same period of fiscal 2007 due to a decrease in borrowings.

Effective tax rate decreased from 30% for the nine months ended December 31, 2005 to 10% for the same period of fiscal 2007, as a result of the decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward. This lower effective tax rate and reduced net income resulted in a decrease of $288,260.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2006, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

At December 31, 2006, we did not have an outstanding loan balance under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would not change based on the outstanding balance at December 31, 2006.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At December 31, 2006, our largest credit risk associated with any single purchaser was $37,982. We have not experienced any significant credit losses.

Volatility of Oil and Gas Prices. Our revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our ability to obtain capital for our exploration and development activities and may require a reduction in the carrying value of our oil and gas properties. Similarly, an improvement in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2007, our pretax income would have changed by $12,742. If the average gas price had increased or decreased by ten cents per mcf for the first nine months of fiscal 2007, our pretax income would have changed by $25,531.

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

No changes in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

      There have been no material changes to the information previously disclosed in Item 1A. "Risk Factors" in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      Effective January 1, 2007, Ambassador Thomas Graham ceased being an employee of the company and was appointed to serve as a member of the Audit, Compensation and Nominating Committees of the Company. He will continue his role as Chairman of the Board of Directors, with primary responsibilities to preside at corporate meetings and act as a liaison between the Board of Directors and Company management.

      On this same date, Jeffry A. Smith resigned from membership of each such committees while remaining a member of the Board of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

      None.

Exhibits

31.1  Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2  Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEXCO ENERGY CORPORATION
                                        (Registrant)


Dated: February 9, 2007                 /s/ Nicholas C. Taylor
                                        ----------------------------------------
                                        Nicholas C. Taylor
                                        President


Dated: February 9, 2007                 /s/ Tamala L. McComic
                                        ----------------------------------------
                                        Tamala L. McComic
                                        Vice President, Treasurer and
                                        Assistant Secretary