Form 10-K
period 2007-03-31
MEXCO ENERGY CORP
filed 2007-06-29
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-6694

MEXCO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 W. Texas Avenue, Suite 1101	79701
Midland, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (432) 682-1119

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.50 par value	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2006 (the last business day of the Registrant’s most recently completed second quarter) was $3,472,476 based on Mexco Energy Corporation’s closing common stock price of $6.29 per share on that date as reported by the American Stock Exchange.

There were 1,780,841 shares of the registrant’s common stock, $.50 par value, outstanding as of June 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be held on September 13, 2007, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than July 20, 2007.

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s current expectations. Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions. Forward-looking statements appear throughout this Form 10-K with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations. Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties affecting our business, including those discussed in “Item 1 - Business - Risk Factors” and elsewhere in this report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Definitions of terms commonly used in the oil and gas industry and in this Form 10-K can be found in the Glossary of Terms.

PART I

ITEM 1. BUSINESS

General

Mexco Energy Corporation, a Colorado corporation, is an independent oil and gas company engaged in the acquisition, exploration and development of oil and gas properties located in the United States. Unless the context otherwise requires, references to the “Company”, ”Mexco”, “we”, “us” or “our” mean Mexco Energy Corporation and its consolidated subsidiaries. Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980. At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company's common stock.

On February 25, 1997, Mexco Energy Corporation acquired all of the issued and outstanding stock of Forman Energy Corporation, a New York corporation also engaged in oil and gas exploration and development.

In April 2004, Mexco Energy Corporation formed OBTX, LLC, a Delaware Limited Liability Company, in which Mexco owned 90% of the stock with the remaining 10% split equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. On January 16, 2007, Mexco purchased all of the outstanding stock for $2,051 and now owns 100% of OBTX, LLC. Since its date of formation, OBTX, LLC has been included in the consolidated financial statements. Through March 31, 2007, OBTX, LLC has had no operations other than evaluation activities on properties in Russia and no further expenses are expected in the foreseeable future.

Our total estimated proved reserves at March 31, 2007 were approximately 6.905 Bcf of natural gas and 220,000 barrels of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $26 million based on estimated future net revenues discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 - Properties” below. During fiscal 2007, we added proved reserves of 226,000 Mcfe through extensions and discoveries, added 397,000 Mcfe through acquisitions and had upward revisions of previous estimates of 248,000 Mcfe.

Nicholas C. Taylor beneficially owns approximately 50% of the outstanding shares of our common stock. Mr. Taylor is also our President and Chief Executive Officer. As a result, Mr. Taylor has significant influence in matters voted on by our shareholders, including the election of our Board members. Mr. Taylor participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

Company Profile

Currently we conduct all of our drilling, exploration and production activities in the United States. All of our oil and gas assets, other than our $20,509 investment in GazTex, LLC, are located in the United States, and all of our revenues are derived from sales to customers within the United States. GazTex, LLC is owned 50% by OBTX, LLC.

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of oil and gas within the United States. We primarily focus on the exploration for and development of natural gas reserves, as well as increased profit margins through reductions in operating costs. Our long-term strategy is to increase shareholder value by increasing oil and natural gas reserves, production and revenues. In addition to exploration, we are also engaged in the business of acquiring proved reserves that fit well within existing operations or in areas where the Company is establishing new operations. Preferred properties have most of their value in producing wells, behind pipe reserves or high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult for us to acquire reserves without assuming significant price and production risks. We are actively searching for opportunities to acquire proved oil and gas properties; however, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2008.

While we own oil and gas properties in other states, the majority of our activities are centered in West Texas. We acquire interests in producing and non-producing oil and gas leases from landowners and leaseholders in areas considered favorable for oil and gas exploration, development and production. In addition, we may acquire oil and gas interests by joining in oil and gas drilling prospects generated by third parties. We may also employ a combination of the above methods of obtaining producing acreage and prospects. In recent years, we have placed primary emphasis on the evaluation and purchase of producing oil and gas properties, both working and royalty interests, and prospects that could have a potentially meaningful impact on our reserves.

From time to time, we decide to sell certain of our proved properties. In November 2005, we sold our interest in one outside operated well located in Reeves County, Texas. We received cash proceeds of approximately $48,000, subject to normal post-closing adjustments.

Oil and Gas Operations

As of March 31, 2007, gas reserves constituted approximately 84% of our total proved reserves and approximately 66% of our revenues for fiscal 2007. Revenues from oil and gas royalty interests accounted for approximately 24% of our revenues for fiscal 2007.

Viejos Gas Field properties, encompassing 2,583 gross acres, 156 net acres, 18 gross wells and 1.27 net wells in Pecos County, Texas, account for approximately 2% of our discounted future net cash flows from proved reserves as of March 31, 2007, and for fiscal 2007, approximately 9% of revenues and 8% of production costs.

Gomez Gas Field properties, encompassing 13,847 gross acres, 73 net acres, 24 gross wells and .11 net wells in Pecos County, Texas, account for approximately 7% of our discounted future net cash flows from proved reserves as of March 31, 2007, and for fiscal 2007, approximately 10% of revenues and 5% of production costs. All of these properties, except for one, are royalties.

El Cinco Gas Field properties, encompassing 1,006 gross acres, 766 net acres, 7 gross producing wells and 5.325 net wells in Pecos County, Texas, account for approximately 51% of our discounted future net cash flows from proved reserves as of March 31, 2007. This is a multi-pay area where most of the leases have potential reserves in two zones. Of this amount approximately 26% of our discounted future net cash flows from proved reserves are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling. For fiscal 2007, these properties accounted for approximately 18% of revenues and 28% of production costs.

We own interests in and operate 14 producing wells and one shut-in well. We own partial interests in an additional 2,094 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years, all of which is located within the United States:

Year	Oil(Bbls)	Gas (Mcf)
2007	16,738	339,174
2006	17,118	370,069
2005	17,372	404,133
2004	20,279	487,564
2003	23,391	538,787

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

The market for our oil, gas and natural gas liquids production depends on factors beyond our control including: domestic and foreign political conditions; the overall level of supply of and demand for oil, gas and natural gas liquids; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of gas pipelines and other transportation facilities; and overall economic conditions.

Major Customers

We had sales to the following company that amounted to 10% or more of revenues for the year ended March 31:

	2007	2006	2005

Southern Union Gas Services	12%	16%	21%
(formerly Sid Richardson Energy Services, Co.)

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

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance our ability to market and transport our gas, although it may also subject us to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

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

The United States Oil Pollution Act of 1990 (“OPA ‘90”), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA ‘90 and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills. OPA ‘90 imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil removal costs and a variety of public and private damages.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We are able to control directly the operation of only those wells with respect to which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We do not believe that we will be required to incur any material capital expenditures to comply with existing environmental requirements.

Our operations may be subject to the Clean Air Act (“CAA”) and comparable state and local requirements. In 1990 Congress adopted amendments to the CAA containing provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, we do not believe our operations will be materially adversely affected by any such requirements.

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws govern the handling and disposal of hazardous and solid wastes. Wastes that are classified as hazardous under RCRA are subject to stringent handling, recordkeeping, disposal and reporting requirements. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.” However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies.

State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act (“Clean Water Act”) prohibit, or are expected in the future to prohibit, the discharge of produced water and sand and other substances related to the oil and gas industry into coastal waters. Although the costs to comply with such mandates under state or federal law may be significant, the entire industry will experience similar costs, and we do not believe that these costs will have a material adverse impact on our financial condition and operations.

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

The leasehold properties we own are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with the use of these properties.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2007.

Name	Age	Position
Nicholas C. Taylor	69	Chief Executive Officer and President
Donna Gail Yanko	62	Vice President and Secretary
Tamala L. McComic	38	Chief Financial Officer, Vice President, Treasurer, and Assistant Secretary

Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

Nicholas C. Taylor was elected Chief Executive Officer, President, Treasurer and Director of the Company in April 1983 and continues to serve as Chief Executive Officer, President and Director on a part time basis, as required. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995 he was appointed by the Governor of Texas to the State Securities Board through January 2001. In addition to serving as chairman for four years, he continued to serve as a member until 2004. In November 2005 he was appointed by the Speaker of the House to the Texas Ethics Commission for a term of five years.

Donna Gail Yanko worked as part-time administrative assistant to the Chief Executive Officer and as Assistant Secretary of the Company until June 1992 when she was appointed Secretary. Mrs. Yanko was appointed to the position of Vice President and elected to the board of directors of the Company in 1990.

Tamala L. McComic, a Certified Public Accountant, became Controller for the Company in July 2001. She was appointed Assistant Secretary of the Company in August 2001 and Treasurer in September 2001. From 1994 to 2001 Mrs. McComic was Regional Controller and Credit Manager for Transit Mix Concrete & Materials Company, a subsidiary of Trinity Industries, Inc. In May 2003, Mrs. McComic was appointed Chief Financial Officer and Vice President and continues to serve as Treasurer and Assistant Secretary.

Employees

In furtherance of corporate governance objectives, effective January 1, 2007, Thomas Graham, Jr. ceased being a salaried member of management and became non-executive Chairman of the Board for which he is to be paid a fee for his services.

As of March 31, 2007, we had two full-time and four part-time employees. We believe that relations with these employees are generally satisfactory. Our employees are not covered by collective bargaining arrangements. From time to time, we utilize the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

Office Facilities

We maintain our principal offices at 214 W. Texas, Suite 1101, Midland, Texas pursuant to a month to month lease.

Access to Company Reports

Mexco Energy Corporation files quarterly, yearly and other reports with the Security Exchange Commission (“SEC”). You may obtain a copy of any materials filed by Mexco with the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Mexco also employs the Public Register’s Annual Report Service which can provide you a copy of our annual report at http://www.prars.com, free of charge, as soon as practicable after providing such report to the SEC. We currently do not maintain an internet website.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

Volatility of oil and gas prices significantly affects our results and profitability.

Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries.

Increases and decreases in prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks may be subject to redetermination based on changes in prices. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically. Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.

Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our exploration and development activities.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low.

Information concerning our reserves and future net revenues estimates is inherently uncertain.

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

We must replace reserves we produce.

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

Acquisitions are subject to the risks and uncertainties of evaluating reserves and potential liabilities and may be disruptive and difficult to integrate into our business.

We plan to continue growing our reserves through acquisitions. Acquired properties can be subject to significant unknown liabilities. Prior to completing an acquisition, it is generally not feasible to conduct a detailed review of each individual property to be acquired in an acquisition. Even a detailed review or inspection of each property may not reveal all existing or potential liabilities associated with owning or operating the property. Moreover, some potential liabilities, such as environmental liabilities related to groundwater contamination, may not be discovered even when a review or inspection is performed. Our initial reserve estimates for acquired properties may be inaccurate. Downward adjustments to our estimated proved reserves, including reserves added through acquisitions, could require us to write down the carrying value of our oil and gas properties, which would reduce our earnings and our stockholders’ equity. Our failure to integrate acquired businesses successfully into our existing business could result in our incurring unanticipated expenses and losses. In addition, we may have to assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

Drilling and operating activities are high risk activities that subject us to a variety of factors that we can not control.

These factors include availability of workover and drilling rigs, well blowouts, cratering, explosions, fires, formations with abnormal pressures, pollution, releases of toxic gases and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to us. In addition, we incur the risk that no commercially productive reservoirs will be encountered and there is no assurance that we will recover all or any portion of its investment in wells drilled or re-entered.

Our business depends on oil and natural gas transportation facilities which are owned by others.

The marketability of our production depends in part on the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could all affect our ability to produce and market our oil and gas.

We may not be insured against all of the operating hazards to which our business is exposed.

Our operations are subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. We maintain insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

The oil and gas industry is highly competitive.

Competition for oil and gas reserve acquisitions is significant. We may compete with major oil and gas companies, other independent oil and gas companies and individual producers and operators, some of which have financial and personnel resources substantially in excess of those available to us. As a result, we may be placed at a competitive disadvantage. Our ability to acquire and develop additional properties in the future will depend upon our ability to select and acquire suitable producing properties and prospects for future development activities. In addition, the oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price and availability of alternative energy sources could adversely affect our revenue. The market for our oil, gas and natural gas liquids production depends on factors beyond our control, including domestic and foreign political conditions, the overall level of supply of and demand for oil, gas and natural gas liquids, the price of imports of oil and gas, weather conditions, the price and availability of alternative fuels, the proximity and capacity of gas pipelines and other transportation facilities and overall economic conditions.

Our business is subject to extensive environmental regulations, and to laws that can give rise to liabilities from environmental contamination.

Our operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including properties in which we have an ownership interest but no operational control, properties we formerly owned or operated and sites where our wastes have been treated or disposed of, as well as at properties that we currently own or operate. Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2007, we had interests in 2,108 gross (22 net) oil and gas wells and owned leasehold interests in approximately 295,025 gross (2,886 net) undeveloped acres.

Oil and Natural Gas Reserves

Estimates of our proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board (“FASB”). The estimates as of March 31, 2007, 2006 and 2005 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company’s consolidated financial statements.

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

PROVED RESERVES

	March 31,
	2007	2006	2005
Oil (Bbls):
Proved developed - Producing	110,060	85,091	106,495
Proved developed - Non-producing	1,432	1,432	1,388
Proved undeveloped	108,263	96,557	42,719
Total	219,755	183,080	150,602

Natural gas (Mcf):
Proved developed - Producing	2,892,964	2,816,566	3,535,316
Proved developed - Non-producing	1,075,376	1,074,550	1,061,190
Proved undeveloped	2,936,708	2,806,070	2,731,013
Total	6,905,048	6,697,186	7,327,519

Present value of estimated future net revenues before income taxes	$26,172,460	$23,290,420	$20,946,720

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates our productive wells as of March 31, 2007:

	Gross	Net
Oil	1,307	13
Gas	801	9
Total Productive Wells	2,108	22

The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2007.

	Developed Acres
	Gross	Net
Texas	147,874	2,460
New Mexico	21,237	155
North Dakota	27,119	25
Louisiana	33,187	37
Oklahoma	42,482	174
Montana	9,788	5
Kansas	8,520	24
Wyoming	3,298	5
Colorado	1,200	1
Arkansas	320	-
Total	295,025	2,886

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. As of March 31, 2007, we own approximately 1,659 gross and 919 net acres of material undeveloped acreage located in Texas.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	-	-	3.03		2.01
Nonproductive	-	-	-	-	-	-
Total	-	-	3.03		2.01

Development Wells
Productive	47.22		12.05		10.05
Nonproductive	-	-	-	-	-	-
Total	47.22		12.05		10.05

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2007	2006	2005
Oil (a):
Production (Bbls)	16,738	17,118	17,372
Revenue	$995,557	$938,681	$727,822
Average Bbls per day	46	47	48
Average sales price per Bbl	$59.48	$54.84	$41.90
Gas (b):
Production (Mcf)	339,174	370,069	404,133
Revenue	$1,973,768	$2,777,883	$2,236,067
Average Mcf per day	929	1,014	1,107
Average sales price per Mcf	$5.82	$7.51	$5.53
Production cost:
Production cost	$870,778	$843,927	$780,233
Equivalent Mcf (c)	439,602	472,777	508,365
Production cost per equivalent Mcf	$1.98	$1.79	$1.53
Production cost per sales dollar	$0.29	$0.23	$0.26
Total oil and gas revenues	$2,969,325	$3,716,564	$2,963,889

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Oil production is converted to equivalent mcf at the rate of 6 mcf per barrel (“bbl”), representing the estimated relative energy content of natural gas to oil.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended March 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

In September 2003, our common stock began trading on the American Stock Exchange under the symbol “MXC”. Prior to September 2003, the Company’s common stock was traded on the over-the-counter market bulletin board under the symbol “MEXC”. The registrar and transfer agent is Computershare Trust Company N.A., P.O. Box 1596, Denver, Colorado, 80201 (Tel: 303-262-0600). As of March 31, 2007, we had approximately 1,347 shareholders of record and 1,840,366 shares issued.

PRICE RANGE OF COMMON STOCK

	High	Low
2007:
April - June 2006 (1)	$11.19	$6.35
July - September 2006(1)	8.81	6.09
October - December 2006 (1)	7.27	5.80
January - March 2007 (1)	6.29	5.15

2006:
April - June 2005 (1)	$18.20	$6.10
July - September 2005(1)	13.38	9.50
October - December 2005 (1)	11.89	6.90
January - March 2006 (1)	12.95	7.01

(1)	Reflects the high and low sales prices for the Company’s Common Stock, as reported on the American Stock Exchange.

On June 27, 2007, the closing price was $5.42.

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

Issuer Repurchases

In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. As part of this ongoing repurchase plan, we repurchased 3,000 shares during fiscal 2005 at an aggregate cost of $16,650. No shares were repurchased in fiscal year 2006. In June 2006, the board of directors authorized the use of up to another $250,000 to repurchase shares of our common stock for the treasury account. Throughout fiscal 2007, we repurchased 30,000 shares at an aggregate cost of $183,309. Of these shares, 20,000 were shares issued pursuant to options exercised by a consultant and repurchased by Mexco.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended March 31,
	2007	2006	2005	2004	2003
Statement of Operations:
Operating revenues	$2,971,717	$3,719,643	$2,969,826	$2,915,355	$2,949,113
Operating income	594,876	1,114,966	924,230	785,739	926,277
Other income (expense)	(19,376)	(95,820)	(88,408)	(82,766)	(95,357)
Net income	$608,385	$788,805	$577,527	$429,846	$672,808
Net income per share - basic (1)	$0.35	$0.45	$0.33	$0.25	$0.39
Net income per share - diluted (1)	$0.33	$0.43	$0.32	$0.24	$0.39
Weighted average shares outstanding - basic	1,761,344	1,733,890	1,734,726	1,736,047	1,741,462
Weighted average shares outstanding - diluted	1,819,969	1,827,026	1,801,167	1,802,300	1,746,831

Balance Sheet:
Property and equipment, net	$9,337,566	$8,399,929	$8,484,743	$7,647,284	$7,028,659
Total assets	9,958,980	8,978,324	9,303,149	8,172,464	7,688,638
Total debt	700,000	600,000	1,990,000	1,700,000	2,150,000
Stockholders’ equity	7,775,636	6,898,996	6,038,195	5,435,219	4,956,388

Cash Flow:
Cash provided by operations	$1,325,024	$1,900,665	$1,451,628	$1,517,479	$1,369,690

(1)
Year 2004 includes a cumulative effect of change in accounting principle (Cumulative Effect) loss of $0.06 related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Asset Retirement Obligations.

Selected Quarterly Financial Data (Unaudited)

	FISCAL 2007
	4TH QTR	3RD QTR	2ND QTR	1ST QTR
Oil and gas revenue	$755,184	$663,031	$773,698	$777,412
Operating profit	110,106	109,906	229,920	144,944
Net income	183,481	67,080	130,534	227,290
Net income per share-basic	0.11	0.04	0.07	0.13
Net income per share-diluted	0.10	0.04	0.07	0.12

	FISCAL 2006
	4TH QTR	3RD QTR	2ND QTR	1ST QTR
Oil and gas revenue	$868,405	$1,111,524	$933,915	$802,720
Operating profit (loss)	(93,373)	558,781	362,778	286,780
Net income (loss)	(12,444)	354,608	285,723	160,918
Net income (loss) per share-basic	(0.01)	0.20	0.16	0.09
Net income (loss) per share-diluted	(0.01)	0.19	0.15	0.09

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal 2007, we primarily used cash provided by operations ($1,325,024) to fund oil and gas property acquisitions and development ($1,545,023). We had working capital of $446,831 as of March 31, 2007 compared to working capital of $439,761 as of March 31, 2006, mainly as a result of an increase in cash and cash equivalents offset by a decrease in oil and gas receivables and an increase in accounts payable and accrued expenses.

During fiscal year 2004, the Company purchased a one-quarter interest in leases and/or options on leases in Stark County, North Dakota covering 4,920 gross acres for approximately $107,000. Thomas Craddick, a director and employee of the Company, will receive a 1.5% ORRI on any wells drilled on this acreage. During fiscal year 2005, we elected to exercise options on approximately 320 acres in Stark County, North Dakota, therefore allowing the additional options to expire or be reassigned. During fiscal year 2007, we decided not to pursue this area. This decision was based on the lack of success of other operators in the area and depletion of offset leases as well as logistical reasons.

In March 2004, we signed an agreement in Moscow, Russia to begin a preliminary geological and engineering study for exploration and development of natural gas reserves in Russia. A team of U.S. and Russia experts commenced a study of a number of undeveloped oil and gas properties. Mexco set up OBTX, LLC, a Delaware limited liability company, in which we owned a 90% interest with the remaining 10% interest split equally among three individuals, one of whom is Arden Grover, a director of the Company. In January 2007, we purchased all of the outstanding stock of OBTX, LLC and now own 100%.

Through March 31, 2006, we reviewed a number of possible projects in Russia. We established a long-term investment in GazTex, LLC for the capital costs of these projects of $282,126. Due to an impairment of the potential project comprising this capital cost, approximately $262,000 of the investment account was expensed during fiscal 2006. In addition to the write-down of the asset account, we expensed approximately $185,000 related to Russian projects in fiscal 2006. Through March 31, 2007, we expensed approximately $48,000 in consulting costs for the evaluation of potential Russian projects and approximately $1,000 for general business expenses. No further expenses are expected in the foreseeable future.

In fiscal 2006 we purchased a mineral interest in the East Ponder Unit located in the Barnett Shale Field in Denton County, Texas for approximately $144,000 and an additional mineral interest for approximately $120,000 in fiscal 2007. The East Ponder Unit is 360 acres of pooled leases which are currently being drilled on 40 acre spacing. The unit has five wells currently producing and three additional development locations.

During fiscal 2007, we purchased a wellbore for reentry in Roosevelt County, New Mexico for approximately $25,000. We have spent approximately an additional $325,000 on this well. After early encouraging results it was later determined to be noncommercial and will be plugged and abandoned in fiscal 2008. We expect to recover salvage of approximately $70,000.

During fiscal 2007, we purchased various royalty and working interests in Freestone, Leon and Panola Counties, Texas containing approximately 21,950 gross acres (86 net) for approximately $65,000.

Also in fiscal 2007, we purchased working interests in two properties in Lea County, New Mexico for $425,000. These properties, operated by McElvain Oil and Gas Properties, Inc. and Chesapeake Operating, Inc., together contain two producing wells.

Also during fiscal 2007, we exchanged 4,000 shares of our common stock for a 5% working interest in a proved undeveloped property consisting of 160 gross acres in Nueces County, Texas.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are participating in several projects and are reviewing several other projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility. See Note 3 of Notes to Consolidated Financial Statements for a description of our revolving credit agreement with Bank of America, N.A.

Crude oil and natural gas prices have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on our financial condition and liquidity. However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Oil and gas sales decreased from $3,716,564 in 2006 to $2,969,325 in 2007, a decrease of $747,239 or 20%. This decrease was attributable to a decrease in gas prices and oil and gas production. The average oil price increased from $54.84 per bbl in 2006 to $59.48 per bbl in 2007, an increase of $4.64 per bbl or 8%. The average gas price decreased from $7.51 in 2006 to $5.82 per mcf in 2007, a decrease of $1.69 per mcf or 22%. Oil production decreased from 17,118 bbls in 2006 to 16,738 bbls in 2007, a decrease of 380 bbls or 2%. Gas production decreased from 370,069 mcf in 2006 to 339,174 mcf in 2007, a decrease of 30,895 mcf or 8%. Such decreases primarily were due to normal decline in production.

Production costs increased from $843,927 in 2006 to $870,778 in 2007, an increase of $26,851 or 3%. This is primarily a result of an increase in lease operating expenses on our operated properties.

Depreciation, depletion and amortization decreased from $658,365 in 2006 to $652,826 in 2007, a decrease of $5,539 or 1%. This is partially the result of a decrease in production and an increase in reserves.

General and administrative expenses increased from $817,332 in 2006 to $829,180 in 2007, an increase of $11,848 or 1%. This increase was attributable to the adoption of FAS 123(R) offset by a decrease in expenses related to Russian projects in fiscal 2007.

Interest expense decreased from $98,657 in 2006 to $24,046 in 2007, a decrease of $74,611 or 76%. This decrease was attributable to a decrease in average borrowings during the current fiscal year.

Income tax expense decreased from $272,140 in 2006 to a tax benefit of $28,050 in 2007, a decrease of $300,190. This decrease was partially attributable to our decreased income and the write-off of expired leases. We also had a current tax deduction for options exercised during fiscal year 2007.

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

General and administrative expenses increased from $658,360 in 2005 to $817,332 in 2006, an increase of $158,972 or 24%. This increase was partially attributable to costs associated with the Russian venture. Contract and consulting services that were directly related to Russian projects totaled approximately $185,000. There was also an increase of approximately $34,000 in director fees for fiscal 2006 as a result of the increase in director fees from $100 per monthly meeting to $1,500 per quarter.

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

Alternative Capital Resources

Although we have primarily used cash from operating activities and funding from the line of credit as our primary capital resources, we have in the past, and could in the future, use alternative capital resources. These could include joint ventures, carried working interests and the sale of assets and/or issuances of common stock through a private placement or public offering of our common stock.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of March 31, 2007:

	Payments Due In:
	Total	1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$700,000	$-	$700,000	$-

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

Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions;
•	and the judgment of the persons preparing the estimate.

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

Asset Retirement Obligations (“ARO”). The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated by the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense.

Long Term Investment in GazTex, LLC. The Company accounts for its investment in a limited liability company on the equity basis and adjusts the investment balance to agree with its equity in the underlying assets of the entity.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. This interpretation is effective for the Company as of April 1, 2007. Management is currently evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year. Management is currently evaluating the impact of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors

All of our financial instruments are for purposes other than trading. At March 31, 2007, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk. Our variable rate bank debt is tied to prime rate. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $7,000 based on borrowings at March 31, 2007.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by counter-parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2007, our largest credit risk associated with any single purchaser was $41,384. We have not experienced any significant credit losses.

Energy Price Risk. Our most significant market risk is the pricing for natural gas and crude oil. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty and expect energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. See Critical Accounting Policies and Estimates — Ceiling Test under Item 7 of this Form 10-K. Sustained weakness in oil and gas prices may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by one dollar per barrel for fiscal 2007, our pretax income would have changed by $16,738. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2007, our pretax income would have changed by $339,174.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F1 through F18 hereof and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2007. Based on such evaluation, such officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required regarding directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC not later than July 20, 2007.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than July 20, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than July 20, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than July 20, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement for our Annual Meeting of Stockholders, which will be filed with the SEC no later than July 20, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules. For a list of the consolidated financial statements filed as part of this Form 10-K, see the “Index to Consolidated Financial Statements” set forth on page F1 of this report. No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements or notes thereto referred to above.

Exhibits. For a list of the exhibits required by this Item and accompanying this Form 10-K see the “Index to Exhibits” set forth on page F19 of this report.

Reports on Form 8-K. Current report on Form 8-K filed on March 6, 2007, pursuant to Item 8.01, announcing the purchase of working interest properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
Registrant

By:	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 28, 2007, by the following persons on behalf of the Company and in the capacity indicated.

/s/ Thomas R. Craddick
Thomas R. Craddick
Director

/s/ Thomas Graham, Jr.
Thomas Graham, Jr.
Chairman of the Board of Directors

/s/ Arden Grover
Arden Grover
Director

/s/ Jack D. Ladd
Jack D. Ladd
Director

/s/ Tamala L. McComic
Tamala L. McComic
Chief Executive Officer, Vice President, Treasurer
and Assistant Secretary

/s/ Jeffry A. Smith
Jeffry A. Smith
Director

/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chief Executive Officer, President
and Director

/s/ Donna Gail Yanko
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

DD&A. Refers to depreciation, depletion and amortization of the Company’s property and equipment.

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

Gross acres or wells. Refers to the total acres or wells in which the Company has an interest.

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

Net acres or wells. Refers to gross acres or wells multiplied, in each case, by the percentage interest owned by the Company.

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

Present value of proved reserves. The present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, (ii) non-property related expenses such as general and administrative expenses, debt service and future income tax expense, or (iii) depreciation, depletion and amortization.

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

Proved undeveloped reserves (PUD). Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion. A recompletion occurs when the producer reenters a well to complete (i.e., perforate) a new formation from that in which a well has previously been completed.

Royalty. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

SEC. The United States Securities and Exchange Commission.

Standardized measure of discounted future net cash flows. Present value of proved reserves, as adjusted to give effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, and (ii) estimated future income taxes.

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

Workover. Operations on a producing well to restore or increase production.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets	F3
Consolidated Statements of Operations	F4
Consolidated Statements of Changes in Stockholders’ Equity	F5
Consolidated Statements of Cash Flows	F6
Notes to Consolidated Financial Statements	F7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and changed its method of accounting for stock-based compensation.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 28, 2007

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of March 31,

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$72,537	$52,768
Accounts receivable:
Oil and gas sales	399,659	429,133
Trade	2,987	336
Related parties	-	73
Income tax receivable	59,736	59,736
Prepaid costs and expenses	65,986	15,840
Total current assets	600,905	557,886

Investment in GazTex, LLC	20,509	20,509

Property and equipment, at cost
Oil and gas properties, using the full cost method ($0 and $121,418 excluded from amortization in 2007 and 2006, respectively)	20,526,431	18,947,532
Other	51,412	39,848
	20,577,843	18,987,380
Less accumulated depreciation, depletion, and amortization	11,240,277	10,587,451
Property and equipment, net	9,337,566	8,399,929
	$9,958,980	$8,978,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$154,074	$118,125

Long-term debt	700,000	600,000
Asset retirement obligation	350,584	352,416
Deferred income tax liabilities	978,686	1,006,736
Minority interest	-	2,051

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 1,840,366 and 1,776,566 shares issued in 2007 and 2006, respectively	920,183	888,283
Additional paid-in capital	4,291,892	3,893,588
Retained earnings	2,871,085	2,262,700
Treasury stock, at cost (59,525 and 33,525 shares, respectively)	(307,524)	(145,575)
Total stockholders’ equity	7,775,636	6,898,996
	$9,958,980	$8,978,324

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended March 31,

	2007	2006	2005
Operating revenues:
Oil and gas	$2,969,325	$3,716,564	$2,963,889
Other	2,392	3,079	5,937
Total operating revenues	2,971,717	3,719,643	2,969,826

Operating expenses:
Production	870,778	843,927	780,233
Accretion of asset retirement obligation	24,057	23,436	24,735
Depreciation, depletion, and amortization	652,826	658,365	582,268
General and administrative	829,180	817,332	658,360
Impairment of long-term asset	-	261,617	-
Total operating expenses	2,376,841	2,604,677	2,045,596
Operating profit	594,876	1,114,966	924,230

Other income (expense):
Interest income	4,670	2,837	746
Interest expense	(24,046)	(98,657)	(89,154)

Net other expense	(19,376)	(95,820)	(88,408)

Earnings before income taxes and minority interest	575,500	1,019,146	835,822

Income tax expense (benefit):
Current	-	(19,312)	76,597
Deferred	(28,050)	291,452	196,012
	(28,050)	272,140	272,609

Income before minority interest	603,550	747,006	563,213

Minority interest in loss of subsidiary	4,835	41,799	14,314

Net income	$608,385	$788,805	$577,527

Net income per common share:

Basic:	$0.35	$0.45	$0.33
Diluted:	$0.33	$0.43	$0.32

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance, April 1, 2004	$883,283	$(128,925)	$3,784,493	$896,368	$5,435,219

Net income	-	-	-	577,527	577,527
Purchase of stock	-	(16,650)	-	-	(16,650)
Stock based compensation	-	-	42,099	-	42,099
Balance, March 31, 2005	883,283	(145,575)	3,826,592	1,473,895	6,038,195

Net income	-	-	-	788,805	788,805
Issuance of stock through options exercised	5,000	-	47,500	-	52,500
Stock based compensation	-	-	19,496	-	19,496
Balance, March 31, 2006	888,283	(145,575)	3,893,588	2,262,700	6,898,996

Net income	-	-	-	608,385	608,385
Purchase of stock	-	(183,309)	-	-	(183,309)
Issuance of stock through options exercised	30,900	-	258,750	-	289,650
Issuance of stock for property	-	21,360	-	-	21,360
Stock award	1,000	-	13,100	-	14,100
Stock based compensation	-	-	126,454	-	126,454
Balance, March 31, 2007	$920,183	$(307,524)	$4,291,892	$2,871,085	$7,775,636

	Share Activity
	2007	2006	2005

Common stock issued
At beginning of year	1,776,566	1,766,566	1,766,566
Issued	63,800	10,000	-
At end of year	1,840,366	1,776,566	1,766,566

Held in treasury
At beginning of year	(33,525)	(33,525)	(30,525)
Acquisitions	(30,000)	-	(3,000)
Exchange for property	4,000	-	-
At end of year	(59,525)	(33,525)	(33,525)

Common shares outstanding at end of year	1,780,841	1,743,041	1,733,041

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended March 31,

	2007	2006	2005
Cash flows from operating activities:
Net income	$608,385	$788,805	$577,527
Adjustments to reconcile net income to net cash provided by operating activities:

Increase (decrease) in deferred tax liabilities	(28,050)	291,452	196,012
Excess tax benefit from share based payment arrangement	(14,191)	-	-
Stock-based compensation	126,454	19,496	42,099
Common stock issued to director	14,100	-	-
Depreciation, depletion, and amortization	652,826	658,365	582,268
Accretion of asset retirement obligations	24,057	23,436	24,735
Impairment of long-term asset	-	261,617	-
Minority interest in loss of GazTex, LLC	(4,835)	(41,799)	(14,314)
(Increase) decrease in accounts receivable	26,896	14,167	(43,706)
(Increase) decrease in prepaid expenses	(50,146)	(68,214)	25,020
Increase (decrease) in income taxes payable	-	(48,127)	48,127
Increase (decrease) in accounts payable and accrued expenses	(30,472)	1,467	13,860
Net cash provided by operating activities	1,325,024	1,900,665	1,451,628

Cash flows from investing activities:
Additions to oil and gas properties	(1,545,023)	(676,633)	(1,568,810)
Proceeds from sale of oil and gas properties and equipment	28,016	65,532	81,008
Additions to other property and equipment	(11,564)	(2,993)	(2,313)
Investment in GazTex, LLC	-	-	(282,126)
Net cash used in investing activities	(1,528,571)	(614,094)	(1,772,241)

Cash flows from financing activities:
Acquisition of treasury stock	(90,809)	-	(16,650)
Proceeds from exercise of stock options	197,150	52,500	-
Reduction of long-term debt	(740,000)	(1,390,000)	(660,000)
Proceeds from long term debt	840,000	-	950,000
Minority interest contributions	4,835	18,488	39,677
Repurchase of OBTX, LLC stock	(2,051)	-	-
Excess tax benefit from share based payment arrangement	14,191	-	-
Net cash provided by (used in) financing activities	223,316	(1,319,012)	313,027

Net increase (decrease) in cash and cash equivalents	19,769	(32,441)	(7,586)

Cash and cash equivalents at beginning of year	52,768	85,209	92,795

Cash and cash equivalents at end of year	$72,537	$52,768	$85,209

Interest paid	$22,736	$102,669	$84,662
Income taxes paid	$-	$88,551	$12,269

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in exchange for oil and gas properties	$21,360	$-	$-
Cashless exercise of stock options and repurchase of treasury shares	$92,500	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Mexco Energy Corporation (a Colorado Corporation), its wholly owned subsidiaries, Forman Energy Corporation (a New York Corporation) and OBTX, LLC (a Delaware Limited Liability Company) (prior to January 2007, 90% owned) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (NGLs). Although most of the Company’s oil and gas interests are centered in West Texas, we own producing properties and undeveloped acreage in ten states. Although most of our oil and gas interests are operated by others, we operate several properties in which we own an interest.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned and previously majority owned subsidiaries. All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

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

Cash and Cash Equivalents. We consider all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. We maintain our cash in bank deposit accounts and money market funds, some of which are not federally insured. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk.

Oil and Gas Properties. Oil and gas properties are accounted for using the full cost method of accounting as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as property and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

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

Depreciation, Depletion and Amortization. The depreciable base for oil and gas properties includes the sum of capitalized costs, net of accumulated DD&A, estimated future development costs and asset retirement costs not accrued in oil and gas properties, less costs excluded from amortization and salvage. The depreciable base of oil and gas properties and mineral investments are amortized using the unit-of-production method.

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

Asset Retirement Obligations. We have significant obligations to plug and abandon natural gas and crude oil wells and related equipment at the end of oil and gas production operations. We record the fair value of a liability for an ARO in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. Subsequently, the asset retirement costs included in the carrying amount of the related asset are allocated to expense using the units of production method. In addition, increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense in the Consolidated Statement of Operations.

Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to the ARO to determine the fair value. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Income Taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date.

Revenue Recognition and Gas Balancing. Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred. Sales are to credit-worthy energy purchasers with payments generally received within 60 days of transportation from the well site. We have historically had little, if any, uncollectible oil and gas receivables; therefore, an allowance for uncollectible accounts is not required. Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when our excess takes of natural gas volumes exceeds our estimated remaining recoverable reserves (over produced). No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced). We have no significant gas imbalances.

Income Per Common Share. Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

	2007	2006	2005
Weighted average number of common shares outstanding, basic	1,761,344	1,733,890	1,734,726
Incremental shares from the assumed exercise of dilutive stock options	58,625	93,136	66,441
Dilutive potential common shares	1,819,969	1,827,026	1,801,167

Outstanding options and warrants to purchase 90,000 shares at March 31, 2005 were not included in the computation of diluted net earnings per share because the exercise price of the options or warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the year ended March 31, 2006, no anti-dilutive shares relating to stock options were excluded from the calculation. For the year ended March 31, 2007, 135,000 shares were excluded from the diluted earnings per shares calculations.

Other Property and Equipment. Provisions for depreciation of office furniture and equipment are computed on the straight-line method based on estimated useful lives of five to ten years.

Long Term Investment in GazTex, LLC. We account for our investment in a limited liability company on the equity basis and adjust the investment balance to agree with the equity in the underlying assets of the entity.

Stock-based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. We adopted this standard in the first quarter of fiscal 2007 (the quarter ending June 2006), using the modified prospective method which requires compensation expense to be recorded for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption and does not require restatement of previously issued financial statements. For all unvested options outstanding as of April 1, 2006 (the first day of our fiscal year), the previously measured but unrecognized compensation expense based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to April 1, 2006, compensation expense based on the fair value at the date of grant or modification will be recognized in our financial statements over the vesting period. We recognize the fair value of stock-based compensation awards as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period. We utilize the Binomial option pricing model to measure the fair value of stock options. Prior to the adoption of SFAS 123(R) we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation.

Financial Instruments. Cash and money market funds, stated at cost, are available upon demand and approximate fair value. Interest rates associated with our long-term debt are linked to current market rates. As a result, management believes that the carrying amount approximates the fair value of our credit facilities. All financial instruments are held for purposes other than trading.

Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. This interpretation is effective for us as of April 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year. Management is currently evaluating the impact, if any, of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

Reclassifications. Certain amounts in prior years’ financial statements have been reclassified to conform to the 2007 financial statement presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3. Long-Term Debt

We have a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2006, the borrowing base was redetermined and increased to $4,225,000 bearing interest at prime rate per annum with a maturity date of September 30, 2008. As of March 31, 2007, the balance outstanding under this agreement was $700,000 compared to $600,000 at March 31, 2006. Availability of this line of credit at March 31, 2007 was $3,525,000. No principal payments are anticipated to be required through March 31, 2008 based on the revised borrowing base. Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate are outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico. The borrowing base is subject to redetermination on or about August 1 of each year. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and substantially all oil and gas properties. Interest under this agreement is payable monthly at prime rate (8.25% and 7.75% at March 31, 2007 and 2006, respectively). This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel, or pay cash dividends.

4. Asset Retirement Obligations

Our asset retirement obligations relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

The following table provides a rollforward of the asset retirement obligation for the fiscal years ended March 31, 2007 and 2006:

	2007	2006

Carrying amount of asset retirement obligations as of April 1	$372,956	$395,046
Liabilities incurred	46,355	2,851
Liabilities settled	(42,784)	(48,377)
Accretion expense	24,057	23,436
Carrying amount of asset retirement obligations as of March 31	400,584	372,956
Less: current portion	50,000	20,540
Non-current asset retirement obligation	$350,584	$352,416

The asset retirement obligation is included in the Consolidated Balance Sheets with the current portion being included in the accounts payable and other accrued expenses.

5. Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2007	2006
Deferred tax assets:
Percentage depletion carryforwards	$667,423	$449,500
Deferred compensation	39,876	62,456
Asset retirement obligation	124,182	115,616
Net operating loss	60,655	52,041
Other	3,871	3,787
	896,007	683,400
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	(1,874,693)	(1,690,136)

Net deferred tax liabilities	$(978,686)	$(1,006,736)

As of March 31, 2007, we have statutory depletion carryforwards of approximately $2,153,000, which do not expire.

At March 31, 2007, we had a net operating loss carryforward for regular income tax reporting purposes of approximately $196,000, which will begin expiring in 2021. Our ability to use some of our net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2007	2006	2005

Tax expense at statutory rate	$197,314	$360,721	$284,180
Depletion in excess of basis	(99,200)	(10,806)	-
Effect of graduated rates	(17,410)	(31,828)	(25,075)
Revision of prior year estimates	(123,443)	(46,099)	2,526
Permanent differences	14,689	-	-
Other	-	152	10,978
	$(28,050)	$272,140	$272,609
Effective tax rate	(5%)	26%	33%

6. Investment in GazTex, LLC

Our long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which through January 15, 2007, Mexco owned 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties were paid 90% by Mexco and 10% by the other three owners of OBTX, LLC. On January 16, 2007, we purchased all of the outstanding stock of OBTX, LLC for $2,051. The investment balance of $20,509 represents the cash balance of our investment in GazTex, LLC. The 10% interest in OBTX, LLC prior to this purchase is included in our financial statements as a minority interest. Through March 31, 2007, we expensed approximately $48,000 in consulting costs for the evaluation of potential Russian projects and approximately $1,000 for general business expenses. No further expenses are expected in the foreseeable future.

7. Major Customers

Currently, we operate exclusively within the United States and our revenues and operating income are derived predominately from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are unsecured. Historically, we have not experienced significant credit losses on our oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on our ability to sell our oil and gas production.

In fiscal 2007, 2006, and 2005, one purchaser, Southern Union Gas Services  (formerly Sid Richardson Energy Services, Co.) accounted for 12%, 16% and 21%, respectively, of revenues. At March 31, 2007, accounts receivable from the purchaser was approximately 10% of oil and gas accounts receivable.

8. Oil and Gas Costs

The costs related to our oil and gas activities were incurred as follows for the year ended March 31:

	2007	2006	2005
Property acquisition costs
Proved	$603,271	$171,593	$1,203,768
Unproved	-	29,592	104,713
Exploration costs	24,493	96,936	78,753
Development costs	953,271	335,122	193,446

We had the following aggregate capitalized costs relating to our oil and gas property activities at March 31:

	2007	2006	2005
Proved oil and gas properties	$20,355,944	$18,655,627	$17,098,091
Unproved oil and gas properties:
subject to amortization	170,487	170,487	357,164
not subject to amortization	-	121,418	921,719
	20,526,431	18,947,532	18,376,974

Less accumulated depreciation, depletion, and amortization	11,202,369	10,554,659	9,899,582
	$9,324,062	$8,392,873	$8,477,392

Costs excluded from amortization at March 31, 2006 and 2005 total $121,418 and $921,719, respectively.

Depreciation, depletion, and amortization amounted to $8.84, $8.35 and $6.84 per equivalent barrel of production for the years ended March 31, 2007, 2006, and 2005, respectively.

9. Stockholders’ Equity

In fiscal 2003, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account and we repurchased 33,525 shares at an aggregate cost of $145,575 through March 31, 2005. There were no shares purchased in fiscal 2006. In June 2006, the board of directors authorized the use of up to another $250,000 to repurchase shares of our common stock for the treasury account. Throughout fiscal 2007, we repurchased 30,000 shares at an aggregate cost of $183,309. Of these shares, 20,000 were options exercised by a consultant and repurchased by Mexco. Also during fiscal 2007, we exchanged 4,000 shares of our common stock for a 5% working interest in a proved undeveloped property consisting of 160 gross acres in Nueces County, Texas.

10. Stock Options

We adopted an employee incentive stock plan effective September 15, 1997. Under the plan, 350,000 shares are available for distribution. Awards, granted at the discretion of the compensation committee of the board of directors, include stock options or restricted stock. Stock options may be an incentive stock option or a nonqualified stock option. Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant and are subject to forfeiture if employment terminates. Restricted stock awards may be granted with a condition to attain a specified goal. The purchase price will be at least $5.00 per share of restricted stock. The awards of restricted stock must be accepted within 60 days and will vest as determined by agreement. Holders of restricted stock have all rights of a shareholder of the Company.

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

In accordance with both Plans, upon the exercise of stock options, new shares will be issued. The Company can repurchase shares exercised under these Plans. Through the year ended March 31, 2007, we repurchased 20,000 shares for the treasury at an aggregate cost of $127,300. The Plan also provides for the granting of stock awards. During fiscal 2007, we granted a stock award of 2,000 shares to a director of the Company.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the intrinsic value method of accounting for equity compensation and requires companies to measure all employee stock-based compensation using a fair value method and recognize compensation cost in its financial statements. We adopted this standard in the first quarter of fiscal 2007 (the quarter ending June 2006), using the modified prospective method which requires compensation expense to be recorded for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption and does not require restatement of previously issued financial statements. We recognize the fair value of stock options as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period. We utilize the Binomial option pricing model to measure the fair value of stock options.

Prior to April 1, 2006, we accounted for our employee stock options utilizing the intrinsic value method prescribed by APB 25 and related interpretations. The following pro forma information, as required by SFAS 123(R), as amended by SFAS 148, presents net income and earnings per share for the years ended March 31, 2006 and 2005, as if the stock-based compensation had been recorded at the estimated fair value of stock awards on the grant date. The fair value of stock options issued for each year was estimated at the date of grant using the Binomial option pricing model.

	2006	2005
Net income, as reported	$788,805	$577,527
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(72,078)	(90,081)
Net income, pro forma	$716,727	$487,446

Basic income per share:
As reported	$0.45	$0.33
Pro forma	$0.41	$0.28

Diluted income per share:
As reported	$0.43	$0.32
Pro forma	$0.39	$0.27

The adoption of SFAS 123(R) in the first quarter of fiscal year 2007 resulted in prospective changes in the accounting for stock-based compensation awards including recording stock-based compensation expense related to stock options that became vested during each quarter on a prospective basis. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs. The excess tax benefit from the disqualifying disposition of options is reflected both in cash flows from operating activities and cash flows from financing activities in the Consolidated Statements of Cash Flows.

We recognized compensation expense of $126,454, $19,496 and $42,099 in general and administrative expense in the Consolidated Statements of Operations for fiscal 2007, 2006 and 2005, respectively. The adoption of SFAS 123(R) resulted in the recognition of compensation expense of $106,922 or $.06 per basic share and $.06 per diluted share. In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs. The total cost related to non-vested awards not yet recognized at March 31, 2007 totals $139,781, which is expected to be recognized over a weighted average of 2.24 years.

In periods ending prior to April 1, 2006 the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15. However, for periods beginning after April 1, 2006 pursuant to SFAS 123(R), the excess tax benefits are required to be reported in net cash provided by financing activities. For the year ended March 31, 2007, excess tax benefits from disqualifying dispositions of options of $14,191 were reflected in both cash flows from operating activities and cash flows from financing activities in the Consolidated Statements of Cash Flows.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model. Expected volatilities are based on historical volatility of the Company’s stock over the expected vesting term of 48 months and other factors. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As the Company has never declared dividends, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2007 and 2005 (no options were granted in fiscal 2006). All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2007	2006	2005
Grant-date fair value	$5.15	-	$3.98
Volatility factor	71.46%	-	62.99%
Dividend yield	-	-	-
Risk-free interest rate	5.07%	-	3.99%
Expected term (in years)	5	-	6.3

During fiscal 2007, 35,000 options were granted and 61,800 options were exercised.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. Option awards are generally granted with an exercise price equal to the fair market price of the Company’s stock at the date of grant. During fiscal 2007, 18,200 stock options were forfeited due to the termination of consulting agreements with two of our consultants. During our fourth quarter we sent notice of termination to a consultant and his remaining 30,000 options forfeited on June 20, 2007. Although we had forfeitures in fiscal 2007 and 2008, they were isolated events and we do not expect any in the future.

Additional information with respect to the Plan’s stock option activity for the year ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2006	350,000	$5.88
Granted	35,000	8.24
Exercised	(61,800)	4.69
Forfeited or Expired	(18,200)	6.75
Outstanding at March 31, 2007	305,000	$6.35	4.01	$(366,350)

Vested at March 31, 2007	242,750	$6.08	3.75	$(224,688)
Exercisable at March 31, 2007	242,750	$6.08	3.75	$(224,688)

Outstanding options at March 31, 2007 expire between April 2008 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

Other information pertaining to option activity was as follows during the year ended March 31:

	2007	2006	2005
Weighted average grant-date fair value of stock options granted (per share)	$5.15	$-	$3.98
Total fair value of options vested	$137,925	$147,575	$146,850
Total intrinsic value of options exercised	$110,019	$42,500	$-

Cash received from option exercise under all share-based payment arrangements for the years ended March 31, 2007 and 2006, was $197,150 and $52,500, respectively. No options were exercised for the year ended March 31, 2005.

The following table summarizes information about options outstanding at March 31, 2007:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
$4.00 - 5.24	51,000	$4.00
5.25 - 6.49	89,000	5.68
6.50 - 7.74	100,000	7.07
7.75 - 8.24	65,000	8.01
$4.00 - 8.24	305,000	$6.35	4.01	$(366,350)

The following table summarizes information about options exercisable at March 31, 2007:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$4.00 - 5.24	51,000	$4.00
5.25 - 6.49	74,250	5.61
6.50 - 7.74	87,500	7.11
7.75 - 8.24	30,000	7.75
$4.00 - 8.24	242,750	$6.08	$(224,688)

11. Related Party Transactions

Related party transactions with the majority stockholder for the years ended March 31, 2007, 2006, and 2005 relate to shared office expenditures. The total billed to the stockholder for years ended March 31, 2007, 2006 and 2005 was $44,194, $40,805 and $6,612, respectively.

Effective January 1, 2000, we entered into an agreement with the husband of an officer and director of the Company to provide geological consulting services. Amounts paid under this contract were $5,234 and $13,835 for the years ended March 31, 2006 and 2005, respectively. This agreement was terminated on June 16, 2006.

Arden Grover is a director of the Company and owned 3 1/3% of OBTX, LLC. Mr. Grover served as a member of the board of directors of both OBTX, LLC and its 50% owned Russian subsidiary GazTex LLC. Since inception of this venture, Mr. Grover invested $21,001 as his share of 3 1/3% ownership of OBTX, LLC. Mexco repurchased all of Mr. Grover’s OBTX, LLC stock on January 15, 2007.

Thomas Craddick, a member of the board of directors and Company employee, has an agreement whereby he receives a 1.5% overriding royalty on certain leases related to the Lodgepole Prospect in Stark County, North Dakota. We purchased a one-quarter interest in these leases and/or options to lease. As of March 31, 2007, Mr. Craddick has received no revenue from this agreement and we do not plan to develop these leases.

Effective January 1, 2007, Jeff Smith, a member of the board of directors resigned his position as a member of the audit, nominating and compensation committees. On April 1, 2007 he entered into a consulting agreement with the Company to provide geological consulting services for a fee of $10,000 per month.

12. Oil and Gas Reserve Data (Unaudited)

The estimates of our proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and FASB. These guidelines require that reserve estimates be prepared under existing economic and operating conditions at year-end, with no provision for price and cost escalators, except by contractual agreement. The estimates as of March 31, 2007, 2006, and 2005 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change. The following estimates of proved reserves quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values our reserves.

Changes in Proved Reserve Quantities:

	2007		2006		2005
	Bbls	Mcf	Bbls	Mcf	Bbls	Mcf

Proved reserves, beginning of year	183,000	6,697,000	151,000	7,327,000	132,000	7,917,000
Revision of previous estimates	6,000	212,000	47,000	(292,000)	31,000	(660,000)
Purchase of minerals in place	33,000	199,000	-	36,000	3,000	482,000
Extensions and discoveries	15,000	136,000	2,000	1,000	2,000	30,000
Sales of minerals in place	-	-	-	(5,000)	-	(38,000)
Production	(17,000)	(339,000)	(17,000)	(370,000)	(17,000)	(404,000)
Proved reserves, end of year	220,000	6,905,000	183,000	6,697,000	151,000	7,327,000

Proved Developed Reserves:

Beginning of year	87,000	3,891,000	108,000	4,597,000	77,000	4,274,000
End of year	111,000	3,968,000	87,000	3,891,000	108,000	4,597,000

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves required by SFAS No. 69, Disclosures about Oil and Gas Producing Activitites (SFAS No. 69). The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

During fiscal 2007, the average sales price we received for our oil was approximately $59.48 per bbl, as compared to $54.84 and $41.90 in fiscal 2006 and 2005, respectively; while the average sales price for our gas was approximately $5.82 per mcf in fiscal 2007, as compared to $7.51 and $5.53 in fiscal 2006 and 2005, respectively.

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of our proved oil and gas properties.

Future income tax expense was computed by applying statutory rates less the effects to tax credits for each period presented to the difference between pre-tax net cash flows relating to our proved reserves and the basis of proved properties and available net operating loss and percentage depletion carryovers.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31,
	2007	2006	2005
Future cash inflows	$60,428,000	$55,804,000	$49,785,000
Future production and development costs	(13,181,000)	(13,939,000)	(12,518,000)
Future income taxes (a)	(10,769,000)	(9,646,000)	(8,517,000)
Future net cash flows	36,478,000	32,219,000	28,750,000
Annual 10% discount for estimated timing of cash flows	(16,271,000)	(14,295,000)	(12,591,000)
Standardized measure of discounted future net cash flows	$20,207,000	$17,924,000	$16,159,000

(a)	Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	Year Ended March 31,
	2007	2006	2005
Sales of oil and gas produced, net of production costs	$(2,099,000)	$(2,873,000)	$(2,184,000)
Net changes in price and production costs	1,835,000	3,985,000	2,167,000
Changes in previously estimated development costs	313,000	701,000	(539,000)
Revisions of quantity estimates	825,000	428,000	(1,053,000)
Net change due to purchases and sales of
minerals in place	1,362,000	74,000	1,305,000
Extensions and discoveries, less related costs	561,000	45,000	156,000
Net change in income taxes	(599,000)	(579,000)	(422,000)
Accretion of discount	2,329,000	2,095,000	1,912,000
Changes in timing of estimated cash flows and other	(2,244,000)	(2,111,000)	55,000
Changes in standardized measure	2,283,000	1,765,000	1,397,000

Standardized measure, beginning of year	17,924,000	16,159,000	14,762,000
Standardized measure, end of year	$$20,207,000	$17,924,000	$16,159,000

13. Selected Quarterly Financial Data (Unaudited)

	FISCAL 2007
	4TH QTR	3RD QTR	2ND QTR	1ST QTR
Oil and gas revenue	$755,184	$663,031	$773,698	$777,412
Operating profit	110,106	109,906	229,920	144,944
Net income	183,481	67,080	130,534	227,290
Net income per share-basic	0.11	0.04	0.07	0.13
Net income per share-diluted	0.10	0.04	0.07	0.12

	FISCAL 2006
	4TH QTR	3RD QTR	2ND QTR	1ST QTR
Oil and gas revenue	$868,405	$1,111,524	$933,915	$802,720
Operating profit (loss)	(93,373)	558,781	362,778	286,780
Net income (loss)	(12,444)	354,608	285,723	160,918
Net income (loss) per share-basic	(0.01)	0.20	0.16	0.09
Net income (loss) per share-diluted	(0.01)	0.19	0.15	0.09

INDEX TO EXHIBITS

Exhibit
Number

3.1*	Articles of Incorporation.

3.2***	Bylaws.

10.1**	Stock Option Plan.

10.2*	Bank Line of Credit.

10.3****	2004 Incentive Stock Option.

14.1*****	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Company.

31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a -- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
*	Incorporated by reference to the Company’s Annual Report on Form 10-K dated June 24, 1998.
**	Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***	Filed with the Company’s Annual Report on Form 10-K dated June 29, 2004.
****	Filed with the Company’s Proxy Statement filed July 9, 2004.
*****	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.