Form 10-Q
period 2007-06-30
MEXCO ENERGY CORP
filed 2007-08-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

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

(432) 682-1119
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 9, 2007 was 1,776,366.

MEXCO ENERGY CORPORATION

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of June 30, 2007
	(Unaudited) and March 31, 2007	3

	Consolidated Statements of Operations (Unaudited) for
	the three months ended June 30, 2007 and June 30, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) for
	the three months ended June 30, 2007 and June 30, 2006	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION		11

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES		11

CERTIFICATIONS

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$106,933	$72,537
Accounts receivable:
Oil and gas sales	481,778	399,659
Trade	256	2,987
Income tax receivable	59,736	59,736
Prepaid costs and expenses	40,578	65,986
Total current assets	689,281	600,905

Investment in GazTex, LLC	20,509	20,509

Property and equipment, at cost
Oil and gas properties, using the full cost method	21,017,432	20,526,431
Other	51,412	51,412
	21,068,844	20,577,843
Less accumulated depreciation,
depletion and amortization	11,413,162	11,240,277
Property and equipment, net	9,655,682	9,337,566
	$10,365,472	$9,958,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$308,595	$154,074

Long-term debt	875,000	700,000
Asset retirement obligation	365,277	350,584
Deferred income tax liability	997,018	978,686

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value;
40,000,000 shares authorized;
1,840,366 shares issued; 1,776,366 shares outstanding	920,183	920,183
Additional paid-in capital	4,325,279	4,291,892
Retained earnings	2,905,891	2,871,085
Treasury stock, at cost (64,000 and 59,525 shares, respectively)	(331,771)	(307,524)
Total stockholders’ equity	7,819,582	7,775,636
	$10,365,472	$9,958,980

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2007	2006
Operating revenues:
Oil and gas	$850,144	$777,412
Other	173	167
Total operating revenues	850,317	777,579

Operating expenses:
Production	333,050	215,629
Accretion of asset retirement obligation	6,611	4,984
Depreciation, depletion and amortization	172,884	150,529
General and administrative	269,624	261,493
Total operating expenses	782,169	632,635

Operating profit	68,148	144,944

Other income (expense):
Interest income	338	292
Interest expense	(15,348)	(10,099)

Net other expense	(15,010)	(9,807)

Earnings before income taxes and minority interest	53,138	135,137

Income tax expense (benefit):
Current	-	40,245
Deferred	18,332	(127,660)
	18,332	(87,415)

Earnings before minority interest	34,806	222,552

Minority interest in loss of subsidiary	-	4,738

Net income	$34,806	$227,290

Net income per common share:

Basic:	$0.02	$0.13
Diluted:	$0.02	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$34,806	$227,290
Adjustments to reconcile net income
to net cash provided by operating activities:
Increase (decrease) in deferred tax liabilities	18,332	(127,660)
Stock-based compensation	33,387	21,497
Depreciation, depletion and amortization	172,884	150,529
Accretion of asset retirement obligations	6,611	4,984
Minority interest in loss of GazTex, LLC	-	(4,738)
(Increase) decrease in accounts receivable	(79,388)	28,365
Decrease in prepaid expenses	25,409	26,565
Decrease in accounts payable and accrued expenses	(17,085)	(7,047)

Net cash provided by operating activities	194,956	319,785

Cash flows from investing activities:
Additions to oil and gas properties	(311,820)	(123,798)
Additions to other property and equipment	-	(1,136)
Proceeds from sale of oil and gas properties and equipment	507	24,700

Net cash used in investing activities	(311,313)	(100,234)

Cash flows from financing activities:
Acquisition of treasury stock	(24,247)	-
Reduction of long-term debt	(50,000)	(200,000)
Proceeds from long-term debt	225,000	-
Minority interest contributions	-	4,738

Net cash provided by (used in) financing activities	150,753	(195,262)

Net increase in cash and cash equivalents	34,396	24,289

Cash and cash equivalents at beginning of period	72,537	52,768

Cash and cash equivalents at end of period	$106,933	$77,057

Interest paid	$22,736	$11,522
Income taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado Corporation), its wholly owned subsidiaries, Forman Energy Corporation (a New York Corporation) and OBTX, LLC (a Delaware Limited Liability Company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (NGLs). Although most of the Company’s oil and gas interests are centered in West Texas, the Company owns producing properties and undeveloped acreage in ten states. Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of its operations and cash flows for the interim periods ended June 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

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

Stock-based Compensation.  SFAS 123(R) resulted in the recognition of compensation expense of $33,387 or $.02 per basic share and diluted share and $21,497 or $.01 per basic share and diluted share for the three months ended June 30, 2007 and 2006, respectively.

The following table is a summary of activity of stock options for the three months ended June 30, 2007:

		Weighted Average	Weighted Aggregate
	Number of	Exercise Price	Average Contract	Intrinsic
	Shares	Per Share	Life in Years	Value
Outstanding at March 31, 2007	305,000	$6.35
Granted	-	-
Exercised	-	-
Forfeited or Expired	30,000	7.33
Outstanding at June 30, 2007	275,000	$6.24	3.95	$(226,600)

Exercisable at June 30, 2007	212,750	$5.90	3.71	$(101,745)

There were no stock options granted or exercised during the quarter ended June 30, 2007. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. Prior to April 1, 2007, we sent notice of termination to a consultant and his remaining 30,000 options forfeited on June 20, 2007. However, this was an isolated event which we do not expect in the future.

Outstanding options at June 30, 2007 expire between April 2008 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at June 30, 2007 totals approximately $102,236 which is expected to be recognized over a weighted average of 1.99 years.

Asset Retirement Obligations. The Company’s asset retirement obligations relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset.

The following table provides a rollforward of the asset retirement obligations for the first three months of fiscal 2008:

Carrying amount of asset retirement obligations as of April 1, 2007	$400,584
Liabilities incurred	8,088
Liabilities settled	(6)
Accretion expense	6,611
Carrying amount of asset retirement obligations as of June 30, 2007	415,277
Less: Current portion	50,000
Non-Current asset retirement obligation	$365,277

The asset retirement obligation is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Income Per Common Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three month periods ended June 30, 2007 and 2006.

	2007	2006
Weighted average number of common shares outstanding	1,776,809	1,743,041
Incremental shares from the assumed exercise of dilutive
stock options	12,425	135,467
Dilutive potential common shares	1,789,234	1,878,508

For the quarter ended June 30, 2007, potential common shares of 184,000, relating to stock options, were excluded in the computation of diluted net income per share because the options are anti-dilutive. No options outstanding at June 30, 2006 were excluded in the computation of diluted net income per share. Anti-dilutive stock options have a weighted average exercise price of $7.08 at June 30, 2007.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. There is no current income tax expense for the three months ended June 30, 2007, and deferred income tax is $18,332, an effective tax rate of 34%. The Company had a net tax benefit of $87,415 for the three months ended June 30, 2006.

Effective April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of June 30, 2007, we did not have any unrecognized tax benefits.

Investment in GazTex, LLC. The Company’s long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which through January 15, 2007, Mexco owned 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties were paid 90% by Mexco and 10% by the other three owners of OBTX, LLC. On January 16, 2007, we purchased all of the outstanding stock of OBTX, LLC for $2,051. The investment balance of $20,509 represents the cash balance of our investment in GaxTex, LLC. The 10% interest in OBTX, LLC prior to this purchase is included in our financial statements as a minority interest. There have not been any expenses for the quarter ended June 30, 2007 and no expenses are expected in the foreseeable future.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2006, the borrowing base was redetermined and increased to $4,225,000 bearing interest at prime rate per annum with a maturity date of September 30, 2008.  Amounts borrowed under this agreement are collateralized by the common stock of the Company’s wholly owned subsidiary and all of the Company’s oil and gas properties. As of June 30, 2007, the balance outstanding under this agreement was $875,000.

Recent Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year. Management is currently evaluating the impact of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not anticipate that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to the “Company”, “Mexco”, “we”, “us” or “our” mean Mexco Energy Corporation and its consolidated subsidiaries.

Cautionary Statements Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified with words and phrases such as “believe,” “expect,” “anticipate,” “should,” “estimate,” “foresee” or other words and phrases of similar meaning. Forward-looking statements appear throughout this Form 10-Q with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production, estimates of future oil and gas prices; estimates of oil and gas reserves; future financial condition or results of operations; and business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. We do not undertake to update, revise or correct any of the forward-looking information.

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

For the first three months of fiscal 2008, cash flow from operations was $194,956 compared to $319,785 for the first three months of fiscal 2007. The decrease was primarily due to an increase in accounts receivable. Cash of $311,820 was used for additions to property and equipment and we received net proceeds from long term debt of $175,000. Accordingly, net cash increased $34,396.

During the quarter ending June 30, 2007, we participated in the drilling of a well in Crane County, Texas of which our costs through June 30, 2007 are approximately $124,000. This well is currently being tested.

A re-entry in Andrews County involving an expenditure of approximately $47,000 through August 7, 2007 was unsuccessful.

The drilling of a well in Lea County, New Mexico in which we participated was not successful. Costs incurred through August 3, 2007 are approximately $180,000; however, other methods are being evaluated for the exploration and development of this prospect.

We are currently participating in the drilling and completion of a well in Borden County, Texas. Costs incurred through June 30, 2007 are approximately $135,000. The results of this well are being evaluated.

In addition to maintenance and repairs, we spent additional resources on development of wells we operate in Pecos County, Texas. Through June 30, 2007, these costs are approximately $60,000.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are participating in several projects and are reviewing several other projects for potential participation. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility.

At June 30, 2007, we had working capital of approximately $380,686 compared to working capital of $446,831 at March 31, 2007, a decrease of $66,145 due to an increase in accounts payable partially offset by an increase in accounts receivable and cash and cash equivalents.

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

Long-Term Debt. We have a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2006, the borrowing base was redetermined and increased to $4,225,000 with no monthly commitment reductions. As of June 30, 2007, the balance outstanding under this agreement was $875,000. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and all oil and gas properties. Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad commission and one with the State of New Mexico. Interest under this agreement is payable monthly at prime rate (8.25% at June 30, 2007 and 2006).  This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends. The balance outstanding on the line of credit as of August 6, 2007 was $950,000.

Results of Operations - Three Months Ended June 30, 2007 and 2006. Net income decreased from $227,290 for the quarter ended June 30, 2006 to $34,806 for the quarter ended June 30, 2007; a decrease of $192,484 as a result of an increase in production costs and depreciation, depletion and amortization partially offset by an increase in oil and gas revenue.

Oil and gas sales increased from $777,412 for the first quarter of fiscal 2007 to $850,144 for the same period of fiscal 2008. This increase of 9% or $72,732 resulted from an increase in gas price and gas production offset partially by a decrease in oil price and production. Average gas prices increased from $5.86 per mcf for the first quarter of fiscal 2007 to $6.74 per mcf for the same period of fiscal 2008, while average oil prices decreased from $64.66 per bbl for the first quarter of fiscal 2007 to $59.32 for the same period of fiscal 2008. Oil and gas production quantities were 4,631 barrels (“bbls”) and 81,537 thousand cubic feet (“mcf”) for the first quarter of fiscal 2007 and 4,392 bbls and 87,539 mcf for the same period of fiscal 2008, a decrease of 5% in oil production and an increase of 7% in gas production.

Production costs increased $117,421 or 54% from $215,629 for the first quarter of fiscal 2007 to $333,050 for the same period of fiscal 2008. This was the result of increased maintenance and repairs to operated wells in Pecos County, Texas during the quarter.

General and administrative expenses increased 3% from $261,493 for the first quarter of fiscal 2007 to $269,624 for the same period of fiscal 2008. This was due to an increase in salaries, consulting services and fees.

Depreciation, depletion and amortization based on production and other methods increased 15%, from $150,529 for the first quarter of fiscal 2007 to $172,884 for the same period of fiscal 2008 primarily due to an increase to the full cost pool amortization base.

Interest expense increased 52% from $10,099 for the first quarter of fiscal 2007 to $15,348 for the same period of fiscal 2008, due to an increase in borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2007, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk. At June 30, 2007, we had an outstanding loan balance of $875,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $8,750, based on the outstanding balance at June 30, 2007.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At June 30, 2007, our largest credit risk associated with any single purchaser was $66,920. We have not experienced any significant credit losses.

Volatility of Oil and Gas Prices. Our revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty and expect energy prices to remain volatile and unpredictable. Sustained weakness in oil and gas prices may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2007, our pretax income would have changed by $4,392. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2007, our pretax income would have changed by $87,539.

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

No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	RiskFactors
There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits
31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 9, 2007	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: August 9, 2007	/s/ Tamala L. McComic
Tamala L. McComic
Vice President, Treasurer and Assistant Secretary