Form 10-Q
period 2007-09-30
MEXCO ENERGY CORP
filed 2007-11-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 13, 2007 was 1,767,366.

MEXCO ENERGY CORPORATION

Table of Contents

Page

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of September 30, 2007
	(Unaudited) and March 31, 2007	3

	Consolidated Statements of Operations (Unaudited) for
	the three months and six months ended September 30, 2007
	and September 30, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) for
	the six months ended September 30, 2007 and September 30, 2006	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION		12

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES		12

CERTIFICATIONS

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109,822	$72,537
Accounts receivable:
Oil and gas sales	398,818	399,659
Trade	1,192	2,987
Income tax receivable	64,395	59,736
Prepaid costs and expenses	56,090	65,986
Total current assets	630,317	600,905

Investment in GazTex, LLC	20,509	20,509

Property and equipment, at cost
Oil and gas properties, using the full cost method	21,527,984	20,526,431
Other	51,412	51,412
	21,579,396	20,577,843

Less accumulated depreciation, depletion and amortization	11,596,958	11,240,277
Property and equipment, net	9,982,438	9,337,566
	$10,633,264	$9,958,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$410,614	$154,074

Long-term debt	1,050,000	700,000
Asset retirement obligation	374,351	350,584
Deferred income tax liability	991,520	978,686

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value;
40,000,000 shares authorized;
1,841,366 and 1,840,366 shares issued;
1,772,366 and 1,780,841 shares outstanding as of
September 30 and March 31, 2007, respectively	920,683	920,183
Additional paid-in capital	4,347,908	4,291,892
Retained earnings	2,897,134	2,871,085
Treasury stock, at cost (69,000 and 59,525 shares, respectively)	(358,946)	(307,524)
Total stockholders’ equity	7,806,779	7,775,636
	$10,633,264	$9,958,980

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Operating revenue:
Oil and gas sales	$839,947	$773,698	$1,690,092	$1,551,110
Other	1,161	1,890	1,334	2,057
Total operating revenues	841,108	775,588	1,691,426	1,553,167

Operating expenses:
Production	467,336	206,968	800,386	422,597
Accretion of asset retirement obligation	6,713	6,860	13,324	11,844
Depreciation, depletion, and amortization	183,797	156,921	356,681	307,450
General and administrative	178,918	174,919	448,543	436,412
Total operating expenses	836,764	545,668	1,618,934	1,178,303

Operating profit	4,344	229,920	72,492	374,864

Other income (expense):
Interest income	1,747	2,107	2,085	2,400
Interest expense	(20,345)	(6,359)	(35,694)	(16,458)

Net other expense	(18,598)	(4,252)	(33,609)	(14,058)

Earnings (loss) before income taxes and
minority interest	(14,254)	225,668	38,883	360,806

Income tax expense (benefit):
Current	-	22,539	-	62,784
Deferred	(5,498)	72,692	12,834	(54,968)
	(5,498)	95,231	12,834	7,816

Earnings (loss) before minority interest	(8,756)	130,437	26,049	352,990

Minority interest in loss of subsidiary	-	97	-	4,835

Net (loss) income	$(8,756)	$130,534	$26,049	$357,825

Net income per common share:

Basic:	$-	$0.07	$0.01	$0.21
Diluted:	$-	$0.07	$0.01	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$26,049	$357,825
Adjustments to reconcile net income to net
cash provided by operating activities:
Increase (decrease) in deferred tax liabilities	12,834	(54,968)
Stock-based compensation	52,516	55,598
Depreciation, depletion and amortization	356,681	307,450
Common stock issued to director	-	14,100
Accretion of asset retirement obligations	13,324	11,844
Minority interest in loss of GazTex, LLC	-	(4,835)
Increase in accounts receivable	(2,024)	(20,744)
Decrease in prepaid expenses	9,896	36,105
Increase in income taxes payable	-	3,048
Increase (decrease) in accounts payable
and accrued expenses	121,380	(14,860)

Net cash provided by operating activities	590,656	690,563

Cash flows from investing activities:
Additions to oil and gas properties	(866,749)	(213,213)
Additions to other property and equipment	-	(11,564)
Proceeds from sale of oil and gas properties and equipment	10,800	24,700

Net cash used in investing activities	(855,949)	(200,077)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,000	104,650
Acquisition of treasury stock	(51,422)	(32,300)
Reduction of long-term debt	(50,000)	(500,000)
Proceeds from long-term debt	400,000	-
Minority interest contributions	-	4,835

Net cash provided by (used in) financing activities	302,578	(422,815)

Net increase in cash and cash equivalents	37,285	67,671

Cash and cash equivalents at beginning of year	72,537	52,768

Cash and cash equivalents at end of period	$109,822	$120,439

Interest paid	$33,902	$19,317
Income taxes paid	$-	$-

Supplemental disclosure of non-cash financing activities:
Cashless exercise of stock options and repurchase
of treasury shares	$-	$40,000

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and cash flows for the interim periods ended September 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation. Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) resulted in the recognition of compensation expense of $33,387 or $.02 per basic share and diluted share and $21,497 or $.01 per basic share and diluted share for the three months ended September 30, 2007 and 2006, respectively. Compensation expense recognized for the six months ended September 30, 2007 and 2006 was $52,516 or $.03 per basic share and diluted share and $55,598 or $.03 per basic share and diluted share, respectively.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions.

For the six months
ended September 30, 2006
Grant-date fair value	$ 5.15
Volatility factor	71.46%
Dividend yield	-
Risk-free interest rate	5.07%
Expected term (in years)	5

There were no stock options granted during the six months ended September 30, 2007. During the six months ended September 30, 2006, stock options covering 35,000 shares were granted.

Stock options covering 1,000 shares were exercised during the six months ended September 30, 2007. Stock options covering 31,800 shares were exercised during the six months ended September 30, 2006.

The following table is a summary of activity of stock options for the six months ended September 30, 2007:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contract Life	Intrinsic
	Shares	Per Share	in Years	Value
Outstanding at March 31, 2007	305,000	$6.35
Granted	-	-
Exercised	1,000	4.00
Forfeited or Expired	30,000	7.33
Outstanding at September 30, 2007	274,000	$6.25	3.70	$(302,000)

Exercisable at September 30, 2007	237,750	$6.02	3.62	$(205,963)

Prior to April 1, 2007, notice of termination was sent to a consultant and his remaining 30,000 options forfeited on June 20, 2007.  During the second quarter the Company received notice of resignation from an employee and her remaining 9,000 options will forfeit on November 30, 2007 if not exercised by that date. However, these are isolated events which the Company does not expect in the future. During the six months ended September 30, 2006, 18,200 stock options were forfeited due to the termination of consulting agreements with two of our consultants.

Outstanding options at September 30, 2007 expire between April 2008 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

Compensation related to non-vested awards not yet recognized at September 30, 2007 totals approximately $83,107 which is expected to be recognized over a weighted average of 2.2 years.

Stockholders’ Equity. The following is a summary of the changes in the Company’s common shares outstanding for the first half of 2007:

For the six months ended
September 30, 2007
Shares outstanding, beginning of period	1,780,841
Exercise of stock options	1,000
Grant of stock awards	-
Purchase of shares for treasury	(9,475)
Shares outstanding, end of period	1,772,366

During the six months ended September 30, 2007, the Company repurchased 9,475 shares for the treasury at an aggregate cost of $51,422. In October 2007, the Company repurchased an additional 5,000 shares for the treasury at an aggregate cost of $26,108.

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

The following table provides a rollforward of the asset retirement obligations for the first six months of fiscal 2008:

Carrying amount of asset retirement obligations as of April 1, 2007	$400,584
Liabilities incurred	12,469
Liabilities settled	(2,026)
Accretion expense	13,324
Carrying amount of asset retirement obligations as of September 30, 2007	424,351
Less: Current portion	50,000
Non-current asset retirement obligation	$374,351

The asset retirement obligation is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Income Per Common Share. Basic net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. Due to a net loss for the three months ended September 30, 2007, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and six month periods ended September 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Weighted average number of
common shares outstanding	1,772,268	1,751,755	1,774,526	1,737,422
Incremental shares from the assumed
exercise of dilutive stock options	-	51,645	11,871	63,129
Dilutive potential common shares	1,772,268	1,803,400	1,786,397	1,800,551

For the three-month and six-month periods ended September 30, 2007, potential common shares of 274,000 and 224,000 shares, respectively, relating to stock options, were excluded in the computation of diluted net income per share because the options are anti-dilutive. During the three and six month periods ending September 30, 2006, 125,000 and 45,000 shares, respectively, were excluded from the diluted net income per share calculations. Anti-dilutive stock options have a weighted average exercise price of $6.75 at September 30, 2007.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. There is no current income tax expense for the three and six months ending September 30, 2007. The effective income tax rate for the six months ended September 30, 2007 was 33%. The effective income tax rate for the six months ended September 30, 2006 was 2% as a result of the decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward.

Effective April 1, 2007, we adopted Financial Accounting Standards Bulletin (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of September 30, 2007, we did not have any uncertain tax positions.

Investment in GazTex, LLC. The Company’s long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which through January 15, 2007, Mexco owned 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties were paid 90% by Mexco and 10% by the other three owners of OBTX, LLC. On January 16, 2007, the Company purchased all of the outstanding stock of OBTX, LLC for $2,051. The investment balance of $20,509 represents the cash balance of the investment in GaxTex, LLC. The 10% interest in OBTX, LLC prior to this purchase is included in the financial statements as a minority interest. There have not been any expenses for the six months ended September 30, 2007 and no expenses are expected in the foreseeable future.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2007, the borrowing base was redetermined and set at $4,225,000 bearing interest at prime rate per annum with a maturity date of October 31, 2009. Amounts borrowed under this agreement are collateralized by the common stock of the Company’s wholly owned subsidiary and all of the Company’s oil and gas properties. As of September 30, 2007, the balance outstanding under this agreement was $1,050,000.

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

For the first six months of fiscal 2008, cash flow from operations was $590,656 compared to $690,563 for the first six months of fiscal 2007 due to a decrease in net income. Cash of $866,749 was used for additions to property and equipment and cash of $51,422 was used to repurchase stock for the treasury account. Net proceeds provided from long-term debt was $350,000. Accordingly, net cash increased $37,285.

During the first six months of fiscal 2008, we participated in the drilling of a well in Crane County, Texas of which our costs are approximately $150,000. The well is currently producing but further testing and possible new pay zones may be added.

We also participated in the drilling of a well in Lea County, New Mexico. The initial well failed due to mechanical reasons; however, other methods are being evaluated for the exploration and development of this project. Costs incurred related to this project are approximately $211,000. A lawsuit is being filed against the drilling company to recover damages due to this failure.

We are currently participating in the drilling and completion of a well in Borden County, Texas. Costs incurred related to this project are approximately $300,000. The results of this well are currently being evaluated.

In September 2007, we committed to participate in a well in San Patricio County, Texas. Our share of the costs for the drilling and completion of this well are estimated to be $140,000.

We are in the process of acquiring mineral, royalty and surface interests in several counties, mainly Texas. Costs incurred related to this project to date are approximately $29,000.

We continue to focus a substantial portion of our efforts on the acquisition of royalties and minerals in areas with significant development potential.

We are participating in several projects and are reviewing several other projects for potential participation. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility.

At September 30, 2007, we had working capital of approximately $219,703 compared to working capital of $446,831 at March 31, 2007, a decrease of $227,128 due to an increase in accounts payable and accrued expenses. This increase in accounts payable was primarily related to numerous repairs and maintenance on our operated wells in the El Cinco field. This work was completed in September 2007.

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

Long-Term Debt. We have a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2007, the borrowing base was redetermined and set at $4,225,000 bearing interest at prime rate per annum with a maturity date of October 31, 2009. As of September 30, 2007, the balance outstanding under this agreement was $1,050,000. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and all oil and gas properties. Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico. Interest under this agreement is payable monthly at prime rate (7.75% and 8.25% at September 30, 2007 and 2006, respectively). This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends. The balance outstanding on the line of credit as of November 13, 2007 was $1,125,000.

Results of Operations - Three Months Ended September 30, 2007 and 2006. Net income decreased from $130,534 for the quarter ended September 30, 2006 to a net loss of $8,756 for the quarter ended September 30, 2007, a decrease of $139,290 or 107%.

Oil and gas sales increased from $773,698 for the second quarter of fiscal 2007 to $839,947 for the same period of fiscal 2008. This increase of 9% or $66,249 resulted from an increase in oil and gas prices and oil production. Average gas prices increased from $5.83 per mcf for the second quarter of fiscal 2007 to $5.97 per mcf for the same period of fiscal 2008. Average oil prices also increased from $66.15 per bbl for the second quarter of fiscal 2007 to $70.53 for the same period of fiscal 2008. Oil and gas production quantities were 3,899 barrels (“bbls”) and 88,532 thousand cubic feet (“mcf”) for the second quarter of fiscal 2007 and 4,441 bbls and 88,266 mcf for the same period of fiscal 2008, an increase of 14% in oil production and a decrease of less than 1% in gas production.

Production costs increased 126% from $206,968 for the second quarter of fiscal 2007 to $467,336 for the same period of fiscal 2008. This was the result of an increase in repairs and maintenance to operated wells in the El Cinco field and increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 2% from $174,919 for the second quarter of fiscal 2007 to $178,918 for the same period of fiscal 2008. This was due to an increase in salaries, consulting services and fees.

Depreciation, depletion and amortization based on production and other methods increased 17%, from $156,921 for the second quarter of fiscal 2007 to $183,797 for the same period of fiscal 2008, primarily due to an increase to the full cost pool amortization base.

Interest expense increased 220% from $6,359 for the second quarter of fiscal 2007 to $20,345 for the same period of fiscal 2008, due to an increase in borrowings.

Results of Operations - Six Months Ended September 30, 2007 and 2006. Net income decreased from $357,825 for the six months ended September 30, 2006 to $26,049 for the same period of fiscal 2008, a decrease of $331,776 or 93%.

Oil and gas sales increased from $1,551,110 for the six months ended September 30, 2006 to $1,690,092 for the same period of fiscal 2008. This increase of 9%, or $138,982, resulted from an increase in gas price and oil and gas production offset partially by a decrease in oil price. Average gas prices increased from $5.84 per mcf for the first six months ended September 30, 2006 to $6.35 per mcf for the same period of fiscal 2008, while average oil prices decreased from $65.34 per bbl for the first six months of fiscal 2007 to $64.95 for the same period of fiscal 2008.  Oil and gas production quantities were 8,530 barrels (“bbls”) and 170,069 thousand cubic feet (“mcf”) for the first six months ended September 30, 2006 and 8,833 bbls and 175,805 mcf for the same period of fiscal 2008, an increase of 3% in gas production and 2% in oil production.

Production costs increased from $422,597 for the first six months ended September 30, 2006 to $800,386 for the same period of fiscal 2008.  This was the result of an increase in repairs and maintenance to operated wells in the El Cinco field and increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 3% from $436,412 for the first six months ended September 30, 2006 to $448,543 for the same period of fiscal 2008. This was due to an increase in salary expense.

Depreciation, depletion and amortization based on production and other methods increased 16%, from $307,450 for the first six months ended September 30, 2006 to $356,681 for the same period of fiscal 2008 primarily due to an increase to the full cost pool amortization base.

Interest expense increased 117% from $16,458 for the first six months ended September 30, 2006 to $35,694 for the same period of fiscal 2008 due to an increase in borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2007, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk. At September 30, 2007 we had an outstanding loan balance of $1,050,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $10,500 based on the outstanding balance at September 30, 2007.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At September 30, 2007, our largest credit risk associated with any single purchaser was $51,971. We have not experienced any significant credit losses.

Volatility of Oil and Gas Prices. Our revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty and expect energy prices to remain volatile and unpredictable. Sustained weakness in oil and gas prices may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2008, our pretax income would have changed by $8,833. If the average gas price had increased or decreased by ten cents per mcf for the first six months of fiscal 2008, our pretax income would have changed by $17,581.

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

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are a party to a lawsuit that is being filed against the drilling company of a well in which we have a working interest of approximately 6.5%. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A.	RiskFactors
There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
Our annual meeting was held on September 13, 2007. Following are the two proposals voted on at the meeting and  the results of each:

Proposal #1 was the election of the following directors:
	Votes For:	Votes Withheld:
Thomas R. Craddick	1,375,354	19,245
Thomas Graham, Jr.	1,390,284	4,315
Arden R. Grover	1,390,473	4,126
Jeffry A. Smith	1,375,662	18,937
Donna Gail Yanko	1,375,638	18,961
Jack D. Ladd	1,390,471	4,128
Nicholas C. Taylor	1,375,693	18,906

Proposal #2 was to ratify the selection of Grant Thornton, LLP as independent registered public accounting firm for the Company for the fiscal year ended March 31, 2008. Votes for were 1,381,751, votes against were 2,541 and votes abstained were 10,307.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 13, 2007	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: November 13, 2007	/s/ Tamala L. McComic
Tamala L. McComic
Vice President, Treasurer and Assistant Secretary