Form 10-Q
period 2007-12-31
MEXCO ENERGY CORP
filed 2008-02-15
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File No. 0-6994

MEXCO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 14, 2008 was 1,757,366.

MEXCO ENERGY CORPORATION

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of December 31, 2007
	(Unaudited) and March 31, 2007	3

	Consolidated Statements of Operations (Unaudited) for
	the three months and nine months ended December 31, 2007
	and December 31, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) for
	the nine months ended December 31, 2007 and December 31, 2006	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION		12

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES		13

CERTIFICATIONS

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219,954	$72,537
Accounts receivable:
Oil and gas sales	468,199	399,659
Trade	310,709	2,987
Income tax receivable	60,654	59,736
Prepaid costs and expenses	38,046	65,986
Total current assets	1,097,562	600,905

Investment in GazTex, LLC	20,509	20,509

Property and equipment, at cost
Oil and gas properties, using the full cost method	23,622,834	20,526,431
Other	51,412	51,412
	23,674,246	20,577,843

Less accumulated depreciation, depletion and amortization	11,771,801	11,240,277
Property and equipment, net	11,902,445	9,337,566
	$13,020,516	$9,958,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$518,294	$154,074

Long-term debt	3,075,000	700,000
Asset retirement obligation	359,021	350,584
Deferred income tax liability	1,093,988	978,686

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value;
40,000,000 shares authorized;
1,841,366 and 1,840,366 shares issued;
1,757,366 and 1,780,841 shares outstanding as of
December 31 and March 31, 2007, respectively	920,683	920,183
Additional paid-in capital	4,361,898	4,291,892
Retained earnings	3,118,249	2,871,085
Treasury stock, at cost (84,000 and 59,525 shares, respectively)	(426,617)	(307,524)
Total stockholders’ equity	7,974,213	7,775,636
	$13,020,516	$9,958,980

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Operating revenue:
Oil and gas sales	$952,211	$663,031	$2,642,302	$2,214,141
Other	2,869	167	4,203	2,224
Total operating revenues	955,080	663,198	2,646,505	2,216,365

Operating expenses:
Production	241,019	218,774	1,041,405	641,371
Accretion of asset retirement obligation	6,368	5,592	19,691	17,436
Depreciation, depletion, and amortization	174,842	152,135	531,523	459,585
General and administrative	187,648	176,791	636,191	613,203
Total operating expenses	609,877	553,292	2,228,810	1,731,595

Operating profit	345,203	109,906	417,695	484,770

Other income (expense):
Interest income	1,170	336	3,255	2,736
Interest expense	(22,791)	(2,359)	(58,484)	(18,817)

Net other expense	(21,621)	(2,023)	(55,229)	(16,081)

Earnings before income taxes and minority interest	323,582	107,883	362,466	468,689

Income tax expense (benefit):
Current	-	(30,531)	-	32,253
Deferred	102,468	71,334	115,302	16,366
	102,468	40,803	115,302	48,619

Earnings before minority interest	221,114	67,080	247,164	420,070

Minority interest in loss of subsidiary	-	-	-	4,835

Net income	$221,114	$67,080	$247,164	$424,905

Net income per common share:

Basic:	$0.13	$0.04	$0.14	$0.24
Diluted:	$0.12	$0.04	$0.14	$0.23

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$247,164	$424,905
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax liabilities	115,302	16,366
Excess tax benefit from share based payment arrangement	(1,100)	-
Stock-based compensation	66,506	91,026
Depreciation, depletion and amortization	531,523	459,585
Common stock issued to director	-	14,100
Accretion of asset retirement obligations	19,691	17,436
Minority interest in loss of GazTex, LLC	-	(4,835)
Decrease (increase) in accounts receivable	(436,916)	70,335
Decrease in prepaid expenses	87,676	22,741
Increase (decrease) in accounts payable
and accrued expenses	28,395	(14,196)

Net cash provided by operating activities	658,241	1,097,463

Cash flows from investing activities:
Additions to oil and gas properties	(2,810,831)	(582,870)
Additions to other property and equipment	-	(11,564)
Proceeds from sale of oil and gas properties and equipment	39,000	28,002

Net cash used in investing activities	(2,771,831))	(566,432)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,000	157,150
Acquisition of treasury stock	(119,093)	(38,109)
Reduction of long-term debt	(50,000)	(600,000)
Proceeds from long-term debt	2,425,000	-
Excess tax benefit from share based payment arrangement	1,100	-
Minority interest contributions	-	4,835

Net cash provided by (used in) financing activities	2,261,007	(476,124)

Net increase in cash and cash equivalents	147,417	54,907

Cash and cash equivalents at beginning of year	72,537	52,768

Cash and cash equivalents at end of period	$219,954	$107,675

Interest paid	$54,854	$22,004
Income taxes paid	$-	$-

Supplemental disclosure of non-cash financing activities:
Cashless exercise of stock options and repurchase
of treasury shares	$-	$40,000
Percentage of royalty interest purchase issued as payment
for finder’s fee	$46,250	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2007, and the results of its operations and cash flows for the interim periods ended December 31, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

Estimates and Assumptions. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. Significant estimates affecting these financial statements include the estimated quantities of proved oil and gas reserves, the related present value of estimated future net cash flows, asset retirement obligation, fair value of stock options and income taxes.

Stock-based Compensation. Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) resulted in the recognition of compensation expense of $13,989 or $.01 per basic share and diluted share for the three months ended December 31, 2007 and $66,506 or $.04 per basic share and diluted share for the nine months ended December 31, 2007. Due to an employee’s forfeiture of unvested stock options, the three months’ expense amount was adjusted $1,543. Compensation expense recognized for the three months and nine months ended December 31, 2006 was $35,428 or $.02 per basic share and diluted share and $91,026 or $.05 per basic share and diluted share, respectively.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions.
	For the nine months	For the nine months
	ended December 31, 2007	ended December 31, 2006
Grant-date fair value	$2.20	$5.15
Volatility factor	56.06%	71.46%
Dividend yield	-	-
Risk-free interest rate	3.54%	5.07%
Expected term (in years)	5	5

During the nine months ended December 31, 2007 and 2006, stock options covering 25,000 and 35,000 shares, respectively, were granted.

Stock options covering 1,000 shares were exercised during the nine months ended December 31, 2007. Stock options covering 41,800 shares were exercised during the nine months ended December 31, 2006.

The following table is a summary of activity of stock options for the nine months ended December 31, 2007:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contract Life	Intrinsic
	Shares	Per Share	in Years	Value
Outstanding at March 31, 2007	305,000	$6.35
Granted	25,000	4.35
Exercised	(1,000)	4.00
Forfeited or Expired	(39,000)	7.31
Outstanding at December 31, 2007	290,000	$6.06	3.55	$(602,450)

Exercisable at December 31, 2007	235,000	$6.02	3.35	$(478,275)

Prior to April 1, 2007, notice of termination was sent to a consultant and his remaining 30,000 vested options forfeited on June 20, 2007. During the second quarter the Company received notice of resignation from an employee and her remaining 5,250 vested and 3,750 unvested options forfeited on November 30, 2007. During the nine months ended December 30, 2006, 18,200 stock options were forfeited due to the termination of consulting agreements with two of our consultants. However, these are all isolated events which the Company does not expect in the future. The Company has assumed no options will be forfeited before vesting due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

Outstanding options at December 31, 2007 expire between April 2008 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

Compensation related to non-vested awards not yet recognized at December 31, 2007 totals approximately $111,783 which is expected to be recognized over a weighted average of 2.91 years.

Stockholders’ Equity. The following is a summary of the changes in the Company’s common shares outstanding for the first nine months of fiscal 2008:
For the nine months ended
December 31, 2007
Shares outstanding, beginning of period	1,780,841
Exercise of stock options	1,000
Grant of stock awards	-
Purchase of shares for treasury	(24,475)
Shares outstanding, end of period	1,757,366

During the nine months ended December 31, 2007, the Company repurchased 24,475 shares for the treasury at an aggregate cost of $119,093.

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

The following table provides a rollforward of the asset retirement obligations for the first nine months of fiscal 2008:

Carrying amount of asset retirement obligations as of April 1, 2007	$400,584
Liabilities incurred	26,076
Liabilities settled	(37,330)
Accretion expense	19,691
Carrying amount of asset retirement obligations as of December 31, 2007	409,021
Less: Current portion	50,000
Non-current asset retirement obligation	$359,021

The asset retirement obligation is included on the consolidated balance sheets with the current portion being included in accounts payable and accrued expenses.

Income Per Common Share. Basic net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and nine month periods ended December 31, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Weighted average number of
common shares outstanding	1,764,649	1,774,189	1,771,222	1,757,178
Incremental shares from the assumed
exercise of dilutive stock options	7,934	29,157	6,786	72,090
Dilutive potential common shares	1,772,583	1,803,346	1,778,008	1,829,268

For the three months and nine months ended December 31, 2007, potential common shares of 240,000 shares, relating to stock options, were excluded in the computation of diluted net income per share because the options are anti-dilutive. During the three and nine month periods ending December 31, 2006, 214,000 and 105,000 shares, respectively, were excluded from the diluted net income per share calculations. Anti-dilutive stock options have a weighted average exercise price of $6.49 at December 31, 2007.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. There is no current income tax expense for the three and nine months ending December 31, 2007. The effective income tax rate for the nine months ended December 31, 2007 was 32%. The effective income tax rate for the nine months ended December 31, 2006 was 10% as a result of the decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward.

Effective April 1, 2007, we adopted Financial Accounting Standards Bulletin (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of December 31, 2007, we did not have any uncertain tax positions.

Investment in GazTex, LLC. The Company’s long-term assets consist of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which through January 15, 2007, Mexco owned 90% of the interest, with the remaining 10% divided equally among three individuals, one of whom is Arden Grover, a director of Mexco Energy Corporation. All geological and geophysical costs associated with the evaluation of Russian properties were paid 90% by Mexco and 10% by the other three owners of OBTX, LLC. On January 16, 2007, the Company purchased all of the outstanding stock of OBTX, LLC for $2,051. The investment balance of $20,509 represents the cash balance of the investment in GaxTex, LLC. The 10% interest in OBTX, LLC prior to this purchase is included in the financial statements as a minority interest. There have not been any expenses for the nine months ended December 31, 2007 and no expenses are expected in the foreseeable future.

Long Term Liabilities. Long term debt consists of a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination bearing interest at prime rate per annum with a maturity date of October 31, 2009. On September 26, 2007, the borrowing base was redetermined and set at $4,225,000. Amounts borrowed under this agreement are collateralized by the common stock of the Company’s wholly owned subsidiary and all of the Company’s oil and gas properties. As of February 14, 2008, the balance outstanding under this agreement was $2,925,000.

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

For the first nine months of fiscal 2008, cash flow from operations was $658,241 compared to $1,097,463 for the first nine months of fiscal 2007 partially due to a decrease in net income. We also had a decrease in cash payments from working interest partners which resulted in an increase in accounts receivable. Cash of $2,810,831 was used for additions to property and equipment and cash of $119,093 was used to repurchase stock for the treasury account. Net proceeds provided from long-term debt was $2,375,000. Accordingly, net cash increased $147,417.

During the first nine months of fiscal 2008, we participated in the drilling of a well in Crane County, Texas of which our costs are approximately $161,000. The well is currently producing but further testing and possible new pay zones may be added.

We also participated in the drilling of a well in Lea County, New Mexico. The initial well failed due to mechanical reasons; however, other methods are being evaluated for the exploration and development of this project. Costs incurred related to this project are approximately $237,000 for the nine month period. A lawsuit is being filed against the drilling company to recover damages due to this failure.

We are currently participating in the drilling and completion of a well in Borden County, Texas. Costs incurred related to this project are approximately $316,000. The results of this well are currently being evaluated.

We are currently participating in the drilling and completion of a well in San Patricio County, Texas. Costs incurred for this project are approximately $166,000. The results of this well are currently being evaluated.

We are in the process of acquiring mineral, royalty and surface interests in several counties, mainly in Texas. Purchases incurred related to this project to date are approximately $34,000.

During the third quarter of fiscal 2008, we drilled a well in Loving County, Texas. The well is currently being completed. Our share of the costs incurred for this project is approximately $142,000.

On December 31, 2007, we purchased 118 mineral acres amounting to approximately 22% royalty interest in Tarrant County, Texas for $1,850,000. This property contains one producing well in the Newark East (Barnett Shale) Field and two additional wells have been drilled and are being prepared for production.  A director and employee of the Company received a finder’s fee of 2.5% ORRI in lieu of a cash payment as disclosed on Form 8-K dated December 31, 2007.

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

At December 31, 2007, we had working capital of approximately $579,268 compared to working capital of $446,831 at March 31, 2007, an increase of $132,437 due to an increase in accounts receivable and accounts payable trade. These increases were related to drilling costs on our well in Loving County.

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

Long-Term Debt. We have a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination bearing interest at prime rate per annum with a maturity date of October 31, 2009. On September 26, 2007, the borrowing base was redetermined and set at $4,225,000. As of December 31, 2007, the balance outstanding under this agreement was $3,075,000. The borrowing base is evaluated annually, on or about August 1. Amounts borrowed under this agreement are collateralized by the common stock of our wholly owned subsidiary and all oil and gas properties. Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico. Interest under this agreement is payable monthly at the prime rate (7.25% and 8.25% at December 31, 2007 and 2006, respectively). This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends. The balance outstanding on the line of credit as of February 14, 2008 was $2,925,000.

Results of Operations - Three Months Ended December 31, 2007 and 2006. Net income increased from $67,080 for the quarter ended December 31, 2006 to $221,114 for the quarter ended December 31, 2007, an increase of $154,034 or 230%.

Oil and gas sales increased from $663,031 for the third quarter of fiscal 2007 to $952,211 for the same period of fiscal 2008. This increase of 44% or $289,180 resulted from an increase in oil and gas prices and production. Average gas prices increased from $5.34 per mcf for the third quarter of fiscal 2007 to $6.36 per mcf for the same period of fiscal 2008. Average oil prices also increased from $49.35 per bbl for the third quarter of fiscal 2007 to $86.05 for the same period of fiscal 2008. Oil and gas production quantities were 4,212 barrels (“bbls”) and 85,244 thousand cubic feet (“mcf”) for the third quarter of fiscal 2007 and 4,515 bbls and 88,630 mcf for the same period of fiscal 2008, an increase of 7% in oil production and 4% in gas production.

Production costs increased 10% from $218,774 for the third quarter of fiscal 2007 to $241,019 for the same period of fiscal 2008. This was the result of increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 6% from $176,791 for the third quarter of fiscal 2007 to $187,648 for the same period of fiscal 2008. This was due to an increase in salaries, consulting services and fees.

Depreciation, depletion and amortization based on production increased 15%, from $152,135 for the third quarter of fiscal 2007 to $174,842 for the same period of fiscal 2008, primarily due to an increase to the full cost pool amortization base.

Interest expense increased 867% from $2,359 for the third quarter of fiscal 2007 to $22,791 for the same period of fiscal 2008, due to an increase in borrowings.

Effective tax rate decreased from 38% for the third quarter of fiscal 2007 to 32% for the same period of fiscal 2008.

Results of Operations - Nine Months Ended December 31, 2007 and 2006. Net income decreased from $424,905 for the nine months ended December 31, 2006 to $247,164 for the same period of fiscal 2008, a decrease of $177,741 or 42%.

Oil and gas sales increased from $2,214,141 for the nine months ended December 31, 2006 to $2,642,302 for the same period of fiscal 2008. This increase of 19%, or $428,161, resulted from increases in oil and gas prices as well as oil and gas production. Average gas prices increased from $5.67 per mcf for the first nine months ended December 31, 2006 to $6.35 per mcf for the same period of fiscal 2008. Average oil prices also increased from $60.06 per bbl for the first nine months of fiscal 2007 to $72.09 for the same period of fiscal 2008. Oil and gas production quantities were 12,742 barrels (“bbls”) and 255,314 thousand cubic feet (“mcf”) for the first nine months ended December 31, 2006 and 13,348 bbls and 264,435 mcf for the same period of fiscal 2008, an increase of 4% in gas production and 5% in oil production.

Production costs increased from $641,371 for the first nine months ended December 31, 2006 to $1,041,405 for the same period of fiscal 2008. This was the result of an increase in repairs and maintenance to operated wells in the El Cinco field and increased production taxes due to the increase in oil and gas sales.

General and administrative expenses increased 4% from $613,203 for the first nine months ended December 31, 2006 to $636,191 for the same period of fiscal 2008. This was due to an increase in salaries, consulting services and fees.

Depreciation, depletion and amortization based on production increased 16%, from $459,585 for the first nine months ended December 31, 2006 to $531,523 for the same period of fiscal 2008 primarily due to an increase to the full cost pool amortization base.

Interest expense increased 211% from $18,817 for the first nine months ended December 31, 2006 to $58,484 for the same period of fiscal 2008 due to an increase in borrowings.

Effective tax rate increased from 10% for the nine months ended December 31, 2006 to 32% for the same period of fiscal 2008. This lower effective tax rate in fiscal 2007 was the result of the decrease of deferred income taxes due to a revision of an estimate of statutory depletion and a net operating loss carryforward.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2007, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk. At December 31, 2007 we had an outstanding loan balance of $3,075,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $30,750 based on the outstanding balance at December 31, 2007.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables generally are uncollateralized. At December 31, 2007, our largest credit risk associated with any single purchaser was $49,375. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At December 31, 2007, our largest credit risk associated with any working interest partner was $96,339. We have not experienced any significant credit losses.

Volatility of Oil and Gas Prices. Our revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty and expect energy prices to remain volatile and unpredictable. Sustained weakness in oil and gas prices may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2008, our pretax income would have changed by $13,348. If the average gas price had increased or decreased by ten cents per mcf for the first nine months of fiscal 2008, our pretax income would have changed by $26,444.

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

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 6.	Exhibits and Reports on Form 8-K Current report on Form 8-K filed on December 31, 2007, pursuant to Item 8.01, announcing the purchase of royalty interest properties.

Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Date: February 14, 2008	/s/ Nicholas C. Taylor

Nicholas C. Taylor President

Date: February 14, 2008	/s/ Tamala L. McComic

Tamala L. McComic Vice President, Treasurer and Assistant Secretary