Form 10-Q
period 2008-06-30
MEXCO ENERGY CORP
filed 2008-08-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 0-6994

MEXCO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

214 West Texas Avenue, Suite 1101
Midland, Texas	79701
(Address of principal executive offices)	(Zip code)

(432) 682-1119
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 12, 2008 was 1,874,866.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$220,713	$303,617
Accounts receivable:
Oil and gas sales	1,271,406	758,459
Trade	255,286	102,403
Related parties	1,834	12,659
Prepaid costs and expenses	48,846	22,062
Total current assets	1,798,085	1,199,200

Investment in GazTex, LLC	-	20,509

Property and equipment, at cost
Oil and gas properties, using the full cost method	24,578,655	23,941,483
Other	61,362	61,362
	24,640,017	24,002,845

Less accumulated depreciation, depletion and amortization	12,258,740	12,019,895
Property and equipment, net	12,381,277	11,982,950
	$14,179,362	$13,202,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$416,254	$571,526

Long-term debt	2,275,000	2,600,000
Asset retirement obligation	381,901	374,789
Deferred income tax liability	1,227,413	1,196,280

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 1,948,866 and 1,841,366 shares issued; 1,864,866 and 1,757,366 shares outstanding as of June 30, 2008 and March 31, 2008, respectively	974,433	920,683
Additional paid-in capital	5,207,460	4,381,269
Retained earnings	4,123,518	3,584,729
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)
Total stockholders’ equity	9,878,794	8,460,064
	$14,179,362	$13,202,659

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2008	2007

Operating revenues:
Oil and gas	$1,672,587	$850,144
Other	6,733	173
Total operating revenues	1,679,320	850,317

Operating expenses:
Production	334,988	333,050
Accretion of asset retirement obligation	6,938	6,611
Depreciation, depletion and amortization	238,844	172,884
General and administrative	281,661	269,624
Total operating expenses	862,431	782,169

Income from operations	816,889	68,148

Other income (expense):
Interest income	336	338
Interest expense	(33,735)	(15,348)

Net other expense	(33,399)	(15,010)

Income before income taxes	783,490	53,138

Income tax expense:
Current	213,568	-
Deferred	31,133	18,332
	244,701	18,332

Net income	$538,789	$34,806

Earnings per common share:
Basic	$0.31	$0.02
Diluted	$0.29	$0.02

Weighted average common shares outstanding:
Basic	1,762,190	1,776,809
Diluted	1,869,075	1,789,234

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Total
	Common Stock	Treasury	Paid-In	Retained	Stockholders’
	Par Value	Stock	Capital	Earnings	Equity

Balance at March 31, 2008	$920,683	$(426,617)	$4,381,269	$3,584,729	$8,460,064

Net income	-	-	-	538,789	538,789
Issuance of stock through options exercised	53,750	-	593,178	-	646,928
Excess tax benefits from stock based compensation			213,568		213,568
Stock based compensation	-	-	19,445	-	19,445
Balance at June 30, 2008	$974,433	$(426,617)	$5,207,460	$4,123,518	$9,878,794

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2008	1,841,366
Issued	107,500
Balance at June 30, 2008	1,948,866

Common stock shares, held in treasury:
Balance at March 31, 2008	(84,000)
Acquisitions	-
Balance at June 30, 2008	(84,000)

Common stock shares, outstanding at June 30, 2008	1,864,866

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$538,789	$34,806
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax liabilities	31,133	18,332
Excess tax benefit from share based payment arrangement	(213,568)	-
Stock-based compensation	19,445	33,387
Depreciation, depletion and amortization	238,844	172,884
Accretion of asset retirement obligations	6,938	6,611
Changes in assets and liabilities:
Increase in accounts receivable	(655,004)	(79,388)
(Increase) decrease in prepaid expenses	(26,785)	25,409
Increase in income taxes payable	213,568	-
Increase (decrease) in accounts payable and accrued expenses	232,841	(17,085)

Net cash provided by operating activities	386,201	194,956

Cash flows from investing activities:
Additions to oil and gas properties	(1,023,675)	(311,820)
Proceeds from Investment in GazTex, LLC	18,700	-
Proceeds from sale of oil and gas properties and equipment	374	507

Net cash used in investing activities	(1,004,601)	(311,313)

Cash flows from financing activities:
Acquisition of treasury stock	-	(24,247)
Proceeds from exercise of stock options	646,928	-
Reduction of long-term debt	(700,000)	(50,000)
Proceeds from long-term debt	375,000	225,000
Excess tax benefit from share based payment arrangement	213,568	-

Net cash provided by financing activities	535,496	150,753

Net (decrease) increase in cash and cash equivalents	(82,904)	34,396

Cash and cash equivalents at beginning of period	303,617	72,537

Cash and cash equivalents at end of period	$220,713	$106,933

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,243	$22,736

Non-cash investing and financing activities:
Asset retirement obligations	$433	$8,088

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and cash flows for the interim periods ended June 30, 2008 and 2007. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation. The Company recognized compensation expense of $19,445 and $33,387 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007, respectively.

The following table is a summary of activity of stock options for the three months ended June 30, 2008:

		Weighted Average	Weighted Aggregate
	Number of	Exercise Price	Average Remaining	Intrinsic
	Shares	Per Share	Contract Life in Years	Value
Outstanding at March 31, 2008	290,000	$6.06	3.30	$(535,750)
Granted	-	-
Exercised	107,500	6.02
Forfeited or Expired	20,000	7.75
Outstanding at June 30, 2008	162,500	$5.88	3.78	$5,571,278

Vested at June 30, 2008	107,500	$5.69	3.73	$3,705,553
Exercisable at June 30, 2008	107,500	$5.69	3.73	$3,705,553

There were no stock options granted during the quarters ended June 30, 2008 and 2007.

During the three months ended June 30, 2008, employees and directors exercised a total of 107,500 options at exercise prices between $4.00 and $8.24 per share. The Company received proceeds of $646,928 from these exercises. The total intrinsic value of the exercised options was $3,901,840. No tax deduction is recorded when options are awarded. Of these exercised options, 44,500 shares resulted in a disqualifying disposition and a tax benefit for the company of $213,568 for the three months ended June 30, 2008. The Company issued new shares of common stock to settle these option exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. On April 2, 2008, 20,000 stock options expired because they were not exercised prior to the end of their ten-year term.

Outstanding options at June 30, 2008 expire between September 2009 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at June 30, 2008 totals approximately $72,967 which is expected to be recognized over a weighted average of 2.41 years.

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

The following table provides a rollforward of the asset retirement obligations for the first three months of fiscal 2009:

Carrying amount of asset retirement obligations as of April 1, 2008	$424,789
Liabilities incurred	433
Liabilities settled	(259)
Accretion expense	6,938
Carrying amount of asset retirement obligations as of June 30, 2008	439,901
Less: Current portion	50,000
Non-Current asset retirement obligation	$381,901

The asset retirement obligation is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Income Per Common Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three month periods ended June 30, 2008 and 2007.

	2008	2007
Weighted average common shares outstanding – basic	1,762,190	1,776,809
Effect of the assumed exercise of dilutive stock options	106,885	12,425
Weighted average common shares outstanding – dilutive	1,869,075	1,789,234

Earnings per common share:
Basic	$0.31	$0.02
Diluted	$0.29	$0.02

For the quarter ended June 30, 2008, no potential common shares relating to stock options were excluded in the computation of diluted net income per share. For the quarter ended June 30, 2007, 184,000 stock options were excluded in the computation of diluted net income per share because the options were anti-dilutive. The June 30, 2007 anti-dilutive stock options had a weighted average exercise price of $7.08.

Income Taxes. The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. For the three months ended June 30, 2008, current income tax is $213,568 and deferred income tax is $31,133, resulting in an effective tax rate of 31%. The deferred income tax for the three months ended June 30, 2007 was $18,332, an effective tax rate of 34%. There was no current income tax for the three months ended June 30, 2007.

Under FIN No. 48, any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. For the quarter ended June 30, 2008, the amount of unrecognized tax benefits was $754,000. For the quarter ended June 30, 2007, there were no unrecognized tax benefits.

Investment in GazTex, LLC. The Company's long-term asset consisted of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method. OBTX, LLC is a Delaware limited liability company in which from January 16, 2007, Mexco owned 100% of the interest. In May 2008, we dissolved GazTex, LLC and received our initial cash investment less related fees and expenses for a net amount of $18,700.

Long Term Liabilities. Long term liabilities consist of a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000 with no monthly commitment reductions. The borrowing base is evaluated annually, on or about September 1. Amounts borrowed under this agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and all of the Company’s oil and gas properties. On September 26, 2007, the borrowing base was redetermined and set at $4,225,000 bearing interest at prime rate per annum with a maturity date of October 31, 2009. Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad commission and one with the State of New Mexico. Interest under this agreement is payable monthly at prime rate (5.0% and 8.25% at June 30, 2008 and 2007, respectively). The balance outstanding on the line of credit as of June 30, 2008 was $2,275,000.

Recent Accounting Pronouncements.  Effective April 1, 2008, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. Mexco elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (“FSP”) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which the Company uses fair value. Management does not expect any significant impact to the consolidated financial statements when SFAS 157 for these assets and liabilities is implemented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to the “Company”, “Mexco”, “we”, “us” or “our” mean Mexco Energy Corporation and its consolidated subsidiaries.

Cautionary Statements Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include statements regarding our plans, beliefs or current expectations and my be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other words and phrases of similar meaning. Forward-looking statements appear throughout this Form 10-Q with respect to, among other things: profitability, planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement. While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. We do not undertake to update, revise or correct any of the forward-looking information.

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

For the first three months of fiscal 2009, cash flow from operations was $386,201 compared to $194,956 for the first three months of fiscal 2008. This increase was primarily due to an increase in net income. Cash of $1,023,675 was used for additions to oil and gas properties and $325,000 for net reduction in long term debt. Cash of $646,928 was received from exercises of stock options. Accordingly, net cash decreased $82,904.

During fiscal 2008, we participated in an exploratory well in San Patricio County, Texas. This well has been completed and began producing natural gas as well as oil in April 2008. Costs incurred for this project are approximately $178,000.

We are in the process of acquiring mineral, royalty and surface interests in several counties, mainly in Texas. Purchases incurred related to this project through June 2008 are approximately $34,000.

During the third quarter of fiscal 2008, we acted as operator and drilled an exploratory well in Loving County, Texas. This well has been completed and based on a four point test by an independent testing firm, was calculated to produce at an absolute open flow rate of 12,773,000 cubic feet of natural gas per day. During this test which lasted four hours, the well actually produced 1,366,000 cubic feet of natural gas, 26 barrels of 63 gravity condensate and 12 barrels of water on chokes ranging from 11/64 to 15/64 inches. Previously the well had been shut in for a period in excess of 72 hours. The rates at which this will be produced and sold have not yet been determined and may be substantially different from these potential tests, based on regulatory and engineering considerations as well as performance of the well over longer periods of time. We are in the process of acquiring a right-of-way and preparing to build a pipeline to enable production and sales of natural gas from this well. Our share of the costs incurred for this project through July 31, 2008 is approximately $408,000.

On December 31, 2007, we purchased 122 mineral acres amounting to approximately 21.45% royalty interest in Tarrant County, Texas for $1,850,000. At the time of purchase, this property contained one producing well in the Newark East (Barnett Shale) Field. Two additional wells have been completed and all three wells are now producing natural gas into a sales pipeline. One additional well is planned for a portion of this acreage.

During the fourth quarter of fiscal 2008, we drilled a gas well in Reeves County, Texas. This well has been completed and began producing in April 2008. Our working interest in this well is 32.5% before payout and 24.375% after payout (respectively, net revenue interests of 23.875% and 17.9063%).

On June 6, 2008 we purchased mineral and royalty interests contained in an aggregate of 522 acres with royalties varying from .126% to .385% in 6 producing natural gas wells and 5 proven undeveloped well locations in the Newark East (Barnett-Shale) Field of Tarrant County, Texas for approximately $429,000. There are an additional 6 potential drill sites on this acreage.

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

At June 30, 2008, we had working capital of approximately $1,381,831 compared to working capital of $627,674 at March 31, 2008, an increase of $754,157. This was mainly as a result of an increase in account receivables related to oil and gas sales and a decrease in accounts payable.

Crude oil and natural gas prices have fluctuated significantly in recent years as well as in recent months. Fluctuations in price have a significant impact on our financial condition and liquidity. However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the current fiscal year.

We have a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination. On September 26, 2007, the borrowing base was redetermined and increased to $4,225,000 with no monthly commitment reductions. The borrowing base is evaluated annually, on or about September 1. Amounts borrowed under this agreement are collateralized by the common stock of one of our wholly owned subsidiaries and all of our oil and gas properties. Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad commission and one with the State of New Mexico. Interest under this agreement is payable monthly at prime rate (5.0% and 8.25% at June 30, 2008 and 2007, respectively). This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends. The balance outstanding under this agreement as of June 30, 2008 was $2,275,000 and $1,500,000 as of August 8, 2008.

Results of Operations – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. Net income increased from $34,806 for the quarter ended June 30, 2007 to $538,789 for the quarter ended June 30, 2008; an increase of $503,983 as a result of an increase in operating revenues partially offset by an increase in depreciation, depletion and amortization and interest expense.

Oil and gas sales. Revenue from oil and gas sales increased from $850,144 for the first quarter of fiscal 2008 to $1,672,587 for the same period of fiscal 2009. This increase of 97% or $822,443 resulted from an increase in oil and gas prices and gas production offset partially by a decrease in oil production. Revenues from oil and gas royalty interests accounted for approximately 37% of our total revenues for the first quarter of fiscal 2009 compared to 24% for the first quarter of fiscal 2008. Average gas prices increased from $6.74 per mcf for the first quarter of fiscal 2008 to $9.70 per mcf for the same period of fiscal 2009. Average oil prices increased from $59.32 per bbl for the first quarter of fiscal 2008 to $118.57 for the same period of fiscal 2009. Oil and gas production quantities were 4,392 barrels (“bbls”) and 87,539 thousand cubic feet (“mcf”) for the first quarter of fiscal 2008 and 4,107 bbls and 122,286 mcf for the same period of fiscal 2009, a decrease of 6% in oil production and an increase of 40% in gas production.

Production and exploration. Production costs increased $1,938 or .6% from $333,050 for the first quarter of fiscal 2008 to $334,988 for the same period of fiscal 2009. This was the result of an increase in production taxes due to the increase in oil and gas sales partially offset by a decrease in lease operating expenses.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased 38%, from $172,884 for the first quarter of fiscal 2008 to $238,844 for the same period of fiscal 2009 primarily due to an increase to the full cost pool amortization base and an increase in gas production partially offset by an increase in oil and gas reserves.

General and administrative expenses. General and administrative expenses increased 4% from $269,624 for the first quarter of fiscal 2008 to $281,661 for the same period of fiscal 2009. This was due to an increase in engineering fees.

Interest expense. Interest expense increased 120% from $15,348 for the first quarter of fiscal 2008 to $33,735 for the same period of fiscal 2009, due to an increase in borrowings partially offset by a decrease in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2008, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk. At June 30, 2008, we had an outstanding loan balance of $2,275,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $22,750, based on the outstanding balance at June 30, 2008.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2008, our largest credit risk associated with any single purchaser was $385,716. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At June 30, 2008, our largest credit risk associated with any working interest partner was $39,808. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2008, our pretax income would have changed by $4,107. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2008, our pretax income would have changed by $122,286.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, such officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2008 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 12, 2008	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: August 12, 2008	/s/ Tamala L. McComic
Tamala L. McComic
Vice President, Treasurer and Assistant Secretary