Form 10-Q
period 2008-09-30
MEXCO ENERGY CORP
filed 2008-11-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 0-6994

MEXCO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

214 West Texas Avenue, Suite 1101	79701
Midland, Texas	(Zip code)
(Address of principal executive offices)

(432) 682-1119
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES [Ö]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [√]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [Ö]

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 10, 2008 was 1,874,866.

MEXCO ENERGY CORPORATION

Table of Contents

PART I.  FINANCIAL INFORMATION
		Page
Item 1.	Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and March 31, 2008	3

	Consolidated Statements of Operations (Unaudited) for the three months and six months ended September 30, 2008 and September 30, 2007	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) as of September 30, 2008	5

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2008 and September 30, 2007	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION		14

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES		15

EXHIBITS

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$220,239	$303,617
Accounts receivable:
Oil and gas sales	867,441	758,459
Trade	474,449	102,403
Related parties	42,446	12,659
Prepaid costs and expenses	51,304	22,062
Total current assets	1,655,879	1,199,200

Investment in GazTex, LLC	--	20,509

Property and equipment, at cost
Oil and gas properties, using the full cost method	24,805,130	23,941,483
Other	61,362	61,362
	24,866,492	24,002,845

Less accumulated depreciation, depletion and amortization	12,499,702	12,019,895
Property and equipment, net	12,366,790	11,982,950
	$14,022,669	$13,202,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$726,505	$571,526

Long-term debt	950,000	2,600,000
Asset retirement obligation	409,552	374,789
Deferred income tax liability	1,236,139	1,196,280

Stockholders’ equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	--	--
Common stock - $0.50 par value; 40,000,000 shares authorized;
1,958,866 and 1,841,366 shares issued;
1,874,866 and 1,757,366 shares outstanding as of
September 30 and March 31, 2008, respectively	979,433	920,683
Additional paid-in capital	5,513,024	4,381,269
Retained earnings	4,634,633	3,584,729
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)
Total stockholders’ equity	10,700,473	8,460,064
	$14,022,669	$13,202,659

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2008	2007	2008	2007
Operating revenue:
Oil and gas sales	$1,595,209	$839,947	$3,267,797	$1,690,092
Other	6,597	1,161	13,330	1,334
Total operating revenues	1,601,806	841,108	3,281,127	1,691,426

Operating expenses:
Production	357,753	467,336	692,741	800,386
Accretion of asset retirement obligation	7,266	6,713	14,204	13,324
Depreciation, depletion, and amortization	240,962	183,797	479,807	356,681
General and administrative	199,239	178,918	480,900	448,543
Total operating expenses	805,220	836,764	1,667,652	1,618,934

Income from operations	796,586	4,344	1,613,475	72,492

Other income (expense):
Interest income	671	1,747	1,007	2,085
Interest expense	(19,854)	(20,345)	(53,589)	(35,694)

Net other expense	(19,183)	(18,598)	(52,582)	(33,609)

Income (loss) before income taxes	777,403	(14,254)	1,560,893	38,883

Income tax expense (benefit):
Current	257,562	--	471,130	--
Deferred	8,726	(5,498)	39,859	12,834
	266,288	(5,498)	510,989	12,834

Net income (loss)	$511,115	$(8,756)	$1,049,904	$26,049

Earnings per common share:
Basic:	$0.27	$--	$0.58	$0.01
Diluted:	$0.26	$--	$0.55	$0.01

Weighted average common shares outstanding:
Basic:	1,873,127	1,772,268	1,817,962	1,774,526
Diluted:	1,975,453	1,772,268	1,922,568	1,786,397

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital		Total Stockholders’ Equity
	Common Stock Par Value	Treasury Stock		Retained Earnings

Balance at March 31, 2008	$920,683	$(426,617)	$4,381,269	$3,584,729	$8,460,064

Net income	--	--	--	538,789	538,789
Issuance of stock through
options exercised	53,750	--	593,178	--	646,928
Excess tax benefits from
stock based compensation			213,568		213,568
Stock based compensation	--	--	19,445	--	19,445
Balance at June 30, 2008	$974,433	$(426,617)	$5,207,460	$4,123,518	$9,878,794

Net income	--	--	--	511,115	511,115
Issuance of stock through
options exercised	5,000	--	35,000	--	40,000
Excess tax benefits from
stock based compensation			257,562		257,562
Stock based compensation	--	--	13,002	--	13,002
Balance at September 30, 2008	$979,433	$(426,617)	$5,513,024	$4,634,633	$10,700,473

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2008	1,841,366
Issued	107,500
Balance at June 30, 2008	1,948,866
Issued	10,000
Balance at September 30, 2008	1,958,866

Common stock shares, held in treasury:
Balance at March 31, 2008	(84,000)
Acquisitions	--
Balance at June 30, 2008	(84,000)
Acquisitions	--
Balance at September 30, 2008	(84,000)

Common stock shares, outstanding
at September 30, 2008	1,874,866

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$1,049,904	$26,049
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in deferred tax liabilities	39,859	12,834
Excess tax benefit from share based payment arrangement	(471,130)	--
Stock-based compensation	32,447	52,516
Depreciation, depletion and amortization	479,807	356,681
Accretion of asset retirement obligations	14,204	13,324
Loss in subsidiary of OBTX, LLC	1,809	--
Changes in assets and liabilities:
Increase in accounts receivable	(510,815)	(2,024)
(Increase) decrease in prepaid expenses	(29,242)	9,896
Increase in income taxes payable	471,130	--
Increase in accounts payable and accrued expenses	543,091	121,380

Net cash provided by operating activities	1,621,064	590,656

Cash flows from investing activities:
Additions to oil and gas properties	(1,231,574)	(866,749)
Proceeds from investment in GazTex, LLC	18,700	--
Proceeds from sale of oil and gas properties and equipment	374	10,800

Net cash used in investing activities	(1,212,500)	(855,949)

Cash flows from financing activities:
Acquisition of treasury stock	--	(51,422)
Proceeds from exercise of stock options	686,928	4,000
Reduction of long-term debt	(2,025,000)	(50,000)
Proceeds from long-term debt	375,000	400,000
Excess tax benefit from share based payment arrangement	471,130	--

Net cash (used in) provided by financing activities	(491,942)	302,578

Net (decrease) increase in cash and cash equivalents	(83,378)	37,285

Cash and cash equivalents at beginning of period	303,617	72,537

Cash and cash equivalents at end of period	$220,239	$109,822

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,794	$33,902
Income taxes paid	$--	$--

Non-cash investing and financing activities:
Asset retirement obligations	$21,183	$12,469

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations and cash flows for the interim periods ended September 30, 2008 and 2007.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation.  The Company recognized compensation expense of $13,002 and $33,387 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007, respectively.  Compensation expense recognized for the six months ended September 30, 2008 and 2007 was $32,447 and $52,516, respectively.

The following table is a summary of activity of stock options for the six months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2008	290,000	$6.06	3.30	$(535,750)
Granted	--	--
Exercised	117,500	5.85
Forfeited or Expired	20,000	7.75
Outstanding at September 30, 2008	152,500	$6.00	3.81	$1,679,303

Vested at September 30, 2008	112,500	$6.07	3.52	$1,231,253
Exercisable at September 30, 2008	112,500	$6.07	3.52	$1,231,253

There were no stock options granted during the six months ended September 30, 2008 and 2007.

During the six months ended September 30, 2008, employees and directors exercised options on a total of 117,500 shares at exercise prices between $4.00 and $8.24 per share.  The Company received proceeds of $686,928 from these exercises. The total intrinsic value of the exercised options was $4,177,440.  No tax deduction is recorded when options are awarded.  Of these exercised options, 44,500 shares resulted in a disqualifying disposition and a tax benefit for the Company of $471,130 for the six months ended September 30, 2008.  The Company issued new shares of common stock to settle these option exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  On April 2, 2008, 20,000 stock options expired because they were not exercised prior to the end of their ten-year term.

Outstanding options at September 30, 2008 expire between September 2009 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at September 30, 2008 totals approximately $59,965 which is expected to be recognized over a weighted average of 2.7 years.

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

The following table provides a rollforward of the asset retirement obligations for the first six months of fiscal 2009:

Carrying amount of asset retirement obligations as of April 1, 2008	$424,789
Liabilities incurred	21,183
Liabilities settled	(624)
Accretion expense	14,204
Carrying amount of asset retirement obligations as of September 30, 2008	459,552
Less: Current portion	50,000
Non-Current asset retirement obligation	$409,552

The asset retirement obligation is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Related Party Transactions.  A Family Limited Partnership of Thomas Craddick, a member of the board of directors and Company employee, received from the Company a finder’s fee in kind, equal to 2.5% of the mineral interest purchased Newark East Field in Johnson County, Texas.  Mr. Craddick invested his personal funds in a working interest (5.0% before payout and 3.75% after payout) in the Company’s well in Ward County, Texas.  As of September 30, 2008, Mr. Craddick owed $30,651 for his share of the expenses on this well, which was subsequently paid on October 1, 2008.

On April 1, 2007, Jeff Smith, a member of the board of directors through September 11, 2008 and a geological consultant, entered into an agreement with the Company to provide geological consulting services for a fee of approximately $10,000 per month plus expenses.  The Company incurred charges from Mr. Smith for services rendered under this agreement of approximately $29,370 and $59,370 for the three and six months ended September 30, 2008, respectively.  As of September 30, 2008, there were outstanding invoices of $11,870 payable to Mr. Smith.   Also as part of this agreement, Mr. Smith received from the Company a 0.25% overriding interest in each of the two wells in Loving County, Texas, a 1.0% overriding interest in the well in Ward County, Texas and a .5% overriding interest in the well in Reeves County, Texas.  Royalties paid to Mr. Smith from the Reeves County well were $2,924 for the six months ended September 30, 2008.  Mr. Smith invested his personal funds in a working interest (2.5% before payout and 1.875% after payout) in the Company’s wells in Reeves County, Texas and Ward County, Texas.  As of September 30, 2008, Mr. Smith owed $11,795 for his share of the expenses on these wells.

Income Per Common Share.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period.  The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and six month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30		Six Months Ended September 30
	2008	2007	2008	2007
Weighted average common shares
outstanding - basic	1,873,127	1,772,268	1,817,962	1,774,526
Effect of the assumed exercise of
dilutive stock options	102,326	--	104,606	11,871
Weighted average common share
outstanding - dilutive	1,975,453	1,772,268	1,922,568	1,786,397

Earnings per common share:
Basic	$0.27	$--	$0.58	$0.01
Diluted	$0.26	$--	$0.55	$0.01

For the three month and six month periods ended September 30, 2008, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.  For the three month and six month periods ended September 30, 2007, potential common shares of 274,000 and 224,000, respectively, relating to stock options, were excluded in the computation of diluted net income per share because the options were anti-dilutive.  The September 30, 2007 anti-dilutive stock options had a weighted average exercise price of $6.75.

Income Taxes.  The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. For the three and six months ending September 30, 2008, current income tax is $257,562 and $471,130 and deferred income tax is $8,726 and $39,859, resulting in an effective tax rate of 34% and 33%, respectively. There was no current income tax expense for the three and six months ending September 30, 2007. There was a deferred income tax benefit of $5,498 for the three months ended September 30, 2007 and a deferred income tax expense of $12,834 for the six months ended September 30, 2007 which resulted in an effective tax rate of 33%.

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Bulletin ("FASB") Interpretation No, 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. For the six months ending September 30,2008, the amount of unrecognized tax benefits was $563,000. For the six months ending September 30, 2007, there were no unrecognized tax benefits. Any interest and penalties related to income tax are recorded as interest expense and general and administrative expense, respectively.

Investment in GazTex, LLC.  The Company’s long-term asset consisted of an investment in GazTex, LLC, a Russian company owned 50% by OBTX, LLC, accounted for by the equity method.  OBTX, LLC is a Delaware limited liability company in which from January 16, 2007, Mexco owned 100% of the interest.  In May 2008, the Company dissolved GazTex, LLC and received the initial cash investment less related fees and expenses for a net amount of $18,700.

Long Term Liabilities.  Long term liabilities consist of a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and all of the Company’s oil and gas properties.   In September 2008, the borrowing base was redetermined and set at $4,900,000 bearing interest at prime rate per annum with a maturity date of October 31, 2009.  Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico.  Interest under this agreement is payable monthly at prime rate (5.0% and 7.75% at September 30, 2008 and 2007, respectively).  The balance outstanding on the line of credit as of September 30, 2008 was $950,000.

Subsequent Events. On October 16, 2008, we purchased interests in approximately 143 mineral acres amounting to an approximate 10% net royalty in three gas wells located in Johnson County, Texas for approximately $1.275 million. This property contains three (3)  development wells in the Newark East (Barnett Shale) Field which have been drilled and are being prepared for production. Approximately 28 of the 143 acres are outside of the drilling and spacing unit for these three wells and are also available for further development.

Recent Accounting Pronouncements.  Effective April 1, 2008, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements.  The Company elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (“FSP”) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually).  The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which the Company uses fair value.  Management does not expect any significant impact to the consolidated financial statements when SFAS 157 for these assets and liabilities is implemented.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of FASB statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance and will not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which has been established by the FASB as a framework for entities to identify the sources of accounting principles and for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Accordingly, the Company will adopt SFAS No. 162 within the required period.  The Company does not expect that the adoption of this Standard will have an impact on the financial statements.

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

For the first six months of fiscal 2009, cash flow from operations was $1,621,064 compared to $590,656 for the first six months of fiscal 2008.  This increase was primarily due to an increase in cash provided by oil and gas sales. Cash of $1,231,574 was used for additions to oil and gas properties and $1,650,000 for net reduction in long term debt. Accordingly, net cash decreased $83,378.

During the third quarter of fiscal 2008, we acted as operator and drilled an exploratory well in Loving County, Texas which has been completed.  We have acquired right-of-way and are preparing to build a pipeline to enable production and sales of natural gas from this well.  Our share of the costs incurred for this project through October 2008 for our 31.25% working interest is approximately $440,000.

On June 6, 2008 we purchased mineral and royalty interests contained in an aggregate of 522 acres with royalties varying from .126% to .385% in 6 producing natural gas wells and 5 proven undeveloped well locations in the Newark East (Barnett-Shale) Field of Tarrant County, Texas for approximately $429,000.  There are an additional 6 potential drill sites on this acreage.

Effective July 1, 2008, we purchased a well in Loving County, Texas currently producing from the Lower Cherry Canyon section.  We are acting as operator and have re-entered the well to test two other pay horizons.  Our share of the costs for our 31.25% working interest through October 2008 is approximately $81,000.

In September 2008, we committed to participate in the drilling of a development well in Limestone County, Texas.  This well has been drilled and is in the process of completion.  Costs incurred for this project through October 9, 2008 are approximately $22,000.

In September 2008, we acted as operator and re-entered a well in Ward County, Texas to an approximate depth of 14,000 feet to test the upper and lower Pennsylvanian intervals.  Costs incurred for this project through October 2008 for our  25.5% working interest are approximately $72,000.  We also own a 2% overriding royalty interest in this well.

On October 16, 2008, we purchased interests in approximately 143 mineral acres amounting to an approximate 10% net royalty in three gas wells located in Johnson County, Texas for approximately $1.275 million.  This property contains three (3) development wells in the Newark East (Barnett Shale) Field which have been drilled and are being prepared for production.  Approximately 28 of the 143 acres are outside of the drilling and spacing unit for these three wells and are also available for further development.  A director and employee of the Company received a finder’s fee of 2.5% of the mineral interest purchased in lieu of a cash payment as disclosed on Form 8-K dated October 15, 2008.

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

At September 30, 2008, we had working capital of approximately $929,374 compared to working capital of $627,674 at March 31, 2008, an increase of $301,700.  This was mainly as a result of an increase in accounts receivable partially offset by an increase in accounts payable and accrued expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years. There have been substantial decreases in recent months. Fluctuations in price have a significant impact on our financial condition and liquidity.  However, management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the current fiscal year.

We have a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination.  In September 2008, the borrowing base was redetermined and increased to $4,900,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of one of our wholly owned subsidiaries and all of our oil and gas properties.  Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad commission and one with the State of New Mexico.  Interest under this agreement is payable monthly at prime rate (5.0% and 7.75% at September 30, 2008 and 2007, respectively).  This agreement generally restricts our ability to transfer assets or control of the Company, incur debt, extend credit, change the nature of our business, substantially change management personnel or pay cash dividends.  The balance outstanding under this agreement as of September 30, 2008 was $950,000 and $1,750,000 as of November 7, 2008.

Results of Operations – Three Months Ended September 30, 2008 and 2007.  Net income increased from a net loss of $8,756 for the quarter ended September 30, 2007 to a net profit of $511,115 for the quarter ended September 30, 2008, an increase of $519,871 as a result of an increase in oil and gas sales.

Oil and gas sales. Revenue from oil and gas sales increased from $839,947 for the second quarter of fiscal 2008 to $1,595,209 for the same period of fiscal 2009.  This increase of 90% or $755,262 resulted from an increase in oil and gas prices and production.  Revenues from oil and gas royalty interests accounted for approximately 36% of our total revenues for the second quarter of fiscal 2009 compared to 23% for the second quarter of fiscal 2008.  Average gas prices increased from $5.97 per mcf for the second quarter of fiscal 2008 to $8.78 per mcf for the same period of fiscal 2009. Average oil prices also increased from $70.53 per bbl for the second quarter of fiscal 2008 to $116.07 for the same period of fiscal 2009. Oil and gas production quantities were 4,441 barrels (“bbls”) and 88,266 thousand cubic feet (“mcf”) for the second quarter of fiscal 2008 and 4,606 bbls and 120,856 mcf for the same period of fiscal 2009, an increase of 4% in oil production and 37% in gas production.

Production and exploration. Production costs decreased 23% from $467,336 for the second quarter of fiscal 2008 to $357,753 for the same period of fiscal 2009. This was the result of an approximate 82% decrease in repairs and maintenance to operated wells in the El Cinco field partially offset by an increase in production taxes due to increased revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased 31%, from $183,797 for the second quarter of fiscal 2008 to $240,962 for the same period of fiscal 2009, primarily due to an increase to the full cost pool amortization base and an increase in production.

General and administrative expenses.  General and administrative expenses increased 11% from $178,918 for the second quarter of fiscal 2008 to $199,239 for the same period of fiscal 2009. This was due to an increase in salaries, consulting services and fees.

Interest expense. Interest expense decreased 2% from $20,345 for the second quarter of fiscal 2008 to $19,854 for the same period of fiscal 2009, due to a decrease in the interest rate, partially offset by increased borrowings.

Results of Operations – Six Months Ended September 30, 2008 and 2007. Net income increased from $26,049 for the six months ended September 30, 2007 to $1,049,904 for the same period of fiscal 2009, an increase of $1,023,855 or 3930%.

Oil and gas sales. Revenue from oil and gas sales increased from $1,690,092 for the six months ended September 30, 2007 to $3,267,797 for the same period of fiscal 2009. This increase of 93%, or $1,577,705, resulted from an increase in oil and gas prices and gas production.  Revenues from oil and gas royalty interests accounted for approximately 37% of our total revenues for the six months ended September 30, 2008 compared to 24% for the same period of fiscal 2008.  Average gas prices increased from $6.35 per mcf for the first six months ended September 30, 2007 to $9.24 per mcf for the same period of fiscal 2009.  Average oil prices also increased from $64.95 per bbl for the first six months of fiscal 2008 to $117.25 for the same period of fiscal 2009.  Oil and gas production quantities were 8,833 bbls and 175,805 mcf for the first six months ended September 30, 2007 and 8,713 bbls and 243,143 mcf for the same period of fiscal 2009, an increase of 38% in gas production and a decrease of 1% in oil production.

Production and exploration. Production costs decreased 13% from $800,386 for the first six months ended September 30, 2007 to $692,741 for the same period of fiscal 2009.  This was the result of an approximate 81% decrease in repairs and maintenance to operated wells in the El Cinco field partially offset by an increase in production taxes due to increased revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased 35%, from $356,681 for the first six months ended September 30, 2007 to $479,807 for the same period of fiscal 2009 primarily due to an increase to the full cost pool amortization base and an increase in production.

General and administrative expenses.  General and administrative expenses increased 7% from $448,543 for the first six months ended September 30, 2007 to $480,900 for the same period of fiscal 2009.  This was due to an increase in salary expense, consulting services and fees.

Interest expense. Interest expense increased 50% from $35,694 for the first six months ended September 30, 2007 to $53,589 for the same period of fiscal 2009 due to an increase in borrowings, partially offset by a decrease in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations.  At September 30, 2008, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At September 30, 2008 we had an outstanding loan balance of $950,000 under our $5.0 million revolving credit agreement, which bears interest at the prime rate, which varies from time to time.  If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $9,500 based on the outstanding balance at September 30, 2008.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At September 30, 2008, our largest credit risk associated with any single purchaser was $188,620. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At September 30, 2008, our largest credit risk associated with any working interest partner was $42,759. We have not experienced any significant credit losses.

Volatility of Oil and Gas Prices.  Our revenues, operating results and future rate of growth are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  Prices for oil and natural gas fluctuate widely.  We cannot predict future oil and natural gas prices with any certainty.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries. Declines in oil and natural gas prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results.

Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity proved reserves.  Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our exploration and development activities.  In addition, we may have ceiling test writedowns when prices decline.  Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically.  Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2009, our pretax income would have changed by $8,713. If the average gas price had increased or decreased by ten cents per mcf for the first six months of fiscal 2009, our pretax income would have changed by $24,314.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers have concluded that, as  of September 30, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2008 Annual Report on Form 10-K, except to add that worldwide credit markets have experienced considerable difficulty in recent months. Thus, Mexco expects future increased costs of and restricted ability to obtain financing.

Item 4.     Submission of Matters to a Vote of Security Holders
Our annual meeting was held on September 11, 2008.  Following are the two proposals voted on at the meeting andthe results of each:

Proposal #1 was the election of the following directors:

	Votes For:	Votes Withheld:
Thomas R. Craddick	1,435,205	33,898
Thomas Graham, Jr.	1,449,322	19,781
Arden R. Grover	1,450,777	18,326
Jack D. Ladd	1,450,777	18,326
Nicholas C. Taylor	1,449,644	19,459

Proposal #2 was to ratify the selection of Grant Thornton, LLP as independent registered public accounting firm for the Company for the fiscal year ended March 31, 2009.  Votes for were 1,445,419, votes against were 9,382 and votes abstained were 14,302.

Item 5.     Other Information
The Board of Directors of the Company amended Article II and Article X of the Company's By-laws (the "By-laws"), effective as of November 15, 2008, to revise the date of the annual meeting of shareholders to the second Thursday in September from the previously designated second Tuesday in July; and to allow for the issuance of uncertificated shares thereby allowing the Company to participate in the Direct Registration System, which is currently administered by The Depository Trust Company.  The Direct Registration System allows investors to have securities registered in their names without the issuance of physical certificates and allows investors to electronically transfer securities to broker-dealers in order to effect transactions without the risks and delays associated with transferring physical certificates.  The Article X amendment to the By-laws also provides that each registered stockholder shall be entitled to a stock certificate upon written request to the transfer agent or registrar of the Company.

The full text of the By-laws, as amended, is filed as Exhibit 3.1 to this Form 10-Q, and amended Articles II and X thereof is incorporated herein by reference.

Item 6.     Exhibits

3.1	Amended and Restated Bylaws of the Mexco Energy Corporation

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 13, 2008                                       /s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: November 13, 2008                                       /s/Tamala L. McComic
Tamala L. McComic
Vice President, Treasurer and Assistant Secretary