Form 10-Q
period 2008-12-31
MEXCO ENERGY CORP
filed 2009-02-12
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES [Ö]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company as defined in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [√]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [Ö]

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 11, 2009 was 1,874,866.

MEXCO ENERGY CORPORATION

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of December 31, 2008
	(Unaudited) and March 31, 2008	3

	Consolidated Statements of Operations (Unaudited) for
	the three months and nine months ended December 31, 2008
	and December 31, 2007	4

	Consolidated Statements of Changes in Stockholders’ Equity
	(Unaudited) as of December 31, 2008	5

	Consolidated Statements of Cash Flows (Unaudited) for
	the nine months ended December 31, 2008 and December 31, 2007	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION		14

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES		14

EXHIBITS

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$256,872	$303,617
Accounts receivable:
Oil and gas sales	573,028	758,459
Trade	155,501	102,403
Related Parties	-	12,659
Prepaid costs and expenses	41,000	22,062
Total current assets	1,026,401	1,199,200

Investment in GazTex, LLC	-	20,509

Property and equipment, at cost
Oil and gas properties, using the full cost method	26,430,616	23,941,483
Other	61,362	61,362
	26,491,978	24,002,845

Less accumulated depreciation, depletion and amortization	12,771,232	12,019,895
Property and equipment, net	13,720,746	11,982,950
	$14,747,147	$13,202,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$528,842	$571,526

Long-term debt	1,650,000	2,600,000
Asset retirement obligation	418,343	374,789
Deferred income tax liabilities	1,238,450	1,196,280

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 1,958,866 and 1,841,366 shares issued; 1,874,866 and 1,757,366 shares outstanding as of December 31 and March 31, 2008, respectively	979,433	920,683
Additional paid-in capital	5,592,562	4,381,269
Retained earnings	4,766,134	3,584,729
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)
Total stockholders’ equity	10,911,512	8,460,064
	$14,747,147	$13,202,659

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2008	2007	2008	2007
Operating revenue:
Oil and gas sales	$908,253	$952,211	$4,176,050	$2,642,302
Other	19,391	2,869	32,721	4,203
Total operating revenues	927,644	955,080	4,208,771	2,646,505

Operating expenses:
Production	237,736	241,019	930,477	1,041,405
Accretion of asset retirement obligation	7,291	6,368	21,495	19,691
Depreciation, depletion, and amortization	271,530	174,842	751,337	531,523
General and administrative	193,102	187,648	674,002	636,191
Total operating expenses	709,659	609,877	2,377,311	2,228,810

Operating profit	217,985	345,203	1,831,460	417,695

Other income (expense):
Interest income	110	1,170	1,117	3,255
Interest expense	(17,226)	(22,791)	(70,815)	(58,484)

Net other expense	(17,116)	(21,621)	(69,698)	(55,229)

Earnings before income taxes	200,869	323,582	1,761,762	362,466

Income tax expense:
Current	67,057	-	538,187	-
Deferred	2,311	102,468	42,170	115,302
	69,368	102,468	580,357	115,302

Net income	$131,501	$221,114	$1,181,405	$247,164

Earnings per common share:
Basic	$0.07	$0.13	$0.64	$0.14
Diluted	$0.07	$0.12	$0.61	$0.14

Weighted average common shares outstanding:
Basic	1,874,866	1,764,649	1,836,999	1,771,222
Diluted	1,938,746	1,772,583	1,928,029	1,778,008

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2008	$920,683	$(426,617)	$4,381,269	$3,584,729	$8,460,064
Net income	-	-	-	538,789	538,789
Issuance of stock through
options exercised	53,750	-	593,178	-	646,928
Excess tax benefits from
stock-based compensation			213,568		213,568
Stock-based compensation	-	-	19,445	-	19,445
Balance at June 30, 2008	$974,433	$(426,617)	$5,207,460	$4,123,518	$9,878,794

Net income	-	-	-	511,115	511,115
Issuance of stock through
options exercised	5,000	-	35,000	-	40,000
Excess tax benefits from
stock-based compensation			257,562		257,562
Stock-based compensation	-	-	13,002	-	13,002
Balance at September 30, 2008	$979,433	$(426,617)	$5,513,024	$4,634,633	$10,700,473

Net income	-	-	-	131,501	131,501
Excess tax benefits from
stock-based compensation	-	-	67,057	-	67,057
Stock-based compensation	-	-	12,481	-	12,481
Balance at December 31, 2008	$979,433	$(426,617)	$5,592,562	$4,766,134	$10,911,512

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2008	1,841,366
Issued	107,500
Balance at June 30, 2008	1,948,866
Issued	10,000
Balance at September 30, 2008	1,958,866
Issued	-
Balance at December 31, 2008	1,958,866

Common stock shares, held in treasury:
Balance at March 31, 2008	(84,000)
Acquisitions	-
Balance at June 30, 2008	(84,000)
Acquisitions	-
Balance at September 30, 2008	(84,000)
Acquisitions	-
Balance at December 31, 2008	(84,000)

Common stock shares, outstanding at December 31, 2008	1,874,866

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$1,181,405	$247,164
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax liabilities	42,170	115,302
Excess tax benefit from share-based payment arrangement	(538,187)	(1,100)
Stock-based compensation	44,928	66,506
Depreciation, depletion and amortization	751,337	531,523
Accretion of asset retirement obligations	21,495	19,691
Other	1,809	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	144,992	(436,916)
(Increase) decrease in prepaid expenses	(18,938)	87,676
Increase in income taxes payable	538,187	-
Increase in accounts payable and accrued expenses	197,488	28,395

Net cash provided by operating activities	2,366,686	658,241

Cash flows from investing activities:
Additions to oil and gas properties	(2,709,451)	(2,810,831)
Proceeds from investment in GazTex, LLC	18,700	-
Proceeds from sale of oil and gas properties and equipment	2,205	39,000

Net cash used in investing activities	(2,688,546)	(2,771,831)

Cash flows from financing activities:
Acquisition of treasury stock	-	(119,093)
Proceeds from exercise of stock options	686,928	4,000
Reduction of long-term debt	(2,599,521)	(50,000)
Proceeds from long-term debt	1,649,521	2,425,000
Excess tax benefit from share-based payment arrangement	538,187	1,100

Net cash provided by financing activities	275,115	2,261,007

Net (decrease) increase in cash and cash equivalents	(46,745)	147,417

Cash and cash equivalents at beginning of year	303,617	72,537

Cash and cash equivalents at end of period	$256,872	$219,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$76,803	$54,854
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Percentage of royalty interest purchase issued as payment for finder’s fee	$31,863	$46,250
Asset retirement obligations	$23,152	$26,076

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2008, and the results of its operations and cash flows for the interim periods ended December 31, 2008 and 2007.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Stock-based Compensation.  The Company recognized compensation expense of $12,481 and $13,989 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007, respectively.  Compensation expense recognized for the nine months ended December 31, 2008 and 2007 was $44,928 and $66,506, respectively.

The following table is a summary of activity of stock options for the nine months ended December 31, 2008:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contract Life	Intrinsic
	Shares	Per Share	in Years	Value
Outstanding at March 31, 2008	290,000	$6.06	3.30	$(535,750)
Granted	-	-
Exercised	117,500	5.85
Forfeited or Expired	20,000	7.75
Outstanding at December 31, 2008	152,500	$6.00	3.30	$974,753

Vested at December 31, 2008	118,750	$5.98	3.25	$761,753
Exercisable at December 31, 2008	118,750	$5.98	3.25	$761,753

There were no stock options granted during the nine months ended December 31, 2008.  During the nine months ended December 31, 2007, stock options covering 25,000 shares were granted.

During the nine months ended December 31, 2008, employees and directors exercised options on a total of 117,500 shares at exercise prices between $4.00 and $8.24 per share.  The Company received proceeds of $686,928 from these exercises. The total intrinsic value of the exercised options was $4,177,440.  No tax deduction is recorded when options are awarded. Of these exercised options, 44,500 shares resulted in a disqualifying disposition and a tax benefit for the Company of $538,187 for the nine months ended December 31, 2008.  The Company issued new shares of common stock to settle these option exercises.  Stock options covering 1,000 shares were exercised during the nine months ended December 31, 2007.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  On April 2, 2008, 20,000 stock options expired because they were not exercised prior to the end of their ten-year term.  During the nine months ended December 31, 2007, 35,250 vested and 3,750 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant and the resignation of an employee.

Outstanding options at December 31, 2008 expire between September 2009 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at December 31, 2008 totals approximately $47,483 which is expected to be recognized over a weighted average of 2.3 years.

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

The following table provides a rollforward of the asset retirement obligations for the first nine months of fiscal 2009:

Carrying amount of asset retirement obligations as of April 1, 2008	$424,789
Liabilities incurred	23,152
Liabilities settled	(1,093)
Accretion expense	21,495
Carrying amount of asset retirement obligations as of December 31, 2008	468,343
Less: Current portion	50,000
Non-Current asset retirement obligation	$418,343

The asset retirement obligation is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Related Party Transactions.  A Family Limited Partnership of Thomas Craddick received from the Company a finder’s fee in kind, equal to 2.5% of the mineral interest purchased in the Newark East Field in Johnson County, Texas in October 2008.  Thomas Craddick is a member of the board of directors and Company employee.  Mr. Craddick invested his personal funds in a working interest (5.0% before payout and 3.75% after payout) in the Company’s well in Ward County, Texas.  As of December 31, 2008, Mr. Craddick did not have a balance due for his share of the expenses on this well.  This personal investment was made on the same basis as an unrelated third party investor.

On April 1, 2007, Jeff Smith, a member of the board of directors through September 11, 2008 and a geological consultant, entered into an agreement with the Company to provide geological consulting services for a fee of approximately $10,000 per month plus expenses.  The Company incurred charges from Mr. Smith for services rendered under this agreement and bonuses of approximately $35,500 and $94,870 for the three and nine months ended December 31, 2008, respectively. As of December 31, 2008, there was an outstanding invoice of $7,500 payable to Mr. Smith which was subsequently paid on January 15, 2009. Also as part of this agreement, Mr. Smith received from the Company a 0.25% overriding interest in each of the two wells in Loving County, Texas, a 1.0% overriding interest in the well in Ward County, Texas and a .5% overriding interest in the well in Reeves County, Texas.  Royalties paid to Mr. Smith from the Reeves County well were $3,836 for the nine months ended December 31, 2008.  Mr. Smith invested his personal funds in a working interest in the Company’s wells in Reeves County, Texas (2.5% before payout and 1.875% after payout) and Ward County, Texas (2.0% before payout and 1.5% after payout), on a non-promoted basis.  As of December 31, 2008, Mr. Smith did not have a balance due for his share of the expenses on these wells.

Income Per Common Share.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period.  The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and nine month periods ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Weighted average common shares
outstanding - basic	1,874,866	1,764,649	1,836,999	1,771,222
Effect of the assumed exercise of
dilutive stock options	63,880	7,934	91,030	6,786
Weighted average common share
outstanding - dilutive	1,938,746	1,772,583	1,928,029	1,778,008

Earnings per common share:
Basic	$0.07	$0.13	$0.64	$0.14
Diluted	$0.07	$0.12	$0.61	$0.14

For the three month and nine month periods ended December 31, 2008, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.  For the three month and nine month periods ended December 31, 2007, potential common stock of 240,000 shares, relating to stock options, were excluded in the computation of diluted net income per share because the options were anti-dilutive.  The December 31, 2007 anti-dilutive stock options had a weighted average exercise price of $6.49.

Income Taxes.  The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. For the three and nine months ending December 31, 2008, current income tax is $67,057 and $538,187 and deferred income tax is $2,311 and $42,170, resulting in an effective tax rate of 35% and 33%, respectively.  There was no current income tax expense for the three and nine months ending December 31, 2007.  There was a deferred income tax expense of $102,468 and $115,302 for the three months and nine months ended December 31, 2007, respectively.  The effective income tax rate for the three and nine months ended December 31, 2007 was 32%.

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Bulletin (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. For the nine months ending December 31, 2008, the amount of unrecognized tax benefits was approximately $496,000.  For the nine months ending December 31, 2007, there were no unrecognized tax benefits.  Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.

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

Long Term Liabilities.  Long term liabilities consist of a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1. Amounts borrowed under this agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and all of the Company’s oil and gas properties.   In September 2008, the borrowing base was redetermined and set at $4,900,000.  In December 2008, the credit agreement was renewed with a maturity date of October 31, 2010.  Under the renewed agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.50 percentage points.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter beginning March 31, 2009.  Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico.  The loan agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the loan agreement.  The Company is in compliance with all covenants as of December 31, 2008.  The balance outstanding on the line of credit as of December 31, 2008 was $1,650,000.

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

In June 2008, the SEC announced that it has approved a one-year extension of the compliance data for smaller reporting companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

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

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. The Company is currently assessing the impact that adoption of this rule will have on its financial disclosures.

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

Liquidity and Capital Resources.  Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.  Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure our revolving line of credit.  In the past two fiscal years, we have obtained additional financing for prospects by selling fractional working interests to industry partners at prices in excess of our cost.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing primarily gas properties and secondarily oil properties with potential for long-lived production.

For the first nine months of fiscal 2009, cash flow from operations was $2,366,686 compared to $658,241 for the first nine months of fiscal 2008.  This increase was primarily due to an increase in cash provided by oil and gas sales.  Cash of $2,709,451 was used for additions to property and equipment and $950,000 for net reductions in long term debt.  Accordingly, net cash decreased $46,745.

During the third quarter of fiscal 2008, we acted as operator and drilled an exploratory well in Loving County, Texas which has been completed.  We have acquired right-of-way, built a pipeline and commenced testing and sales of natural gas from this well.  Our share of the costs incurred for this project through January 2009 for our 31.25% working interest is approximately $524,000.

On June 6, 2008 we purchased mineral and royalty interests contained in an aggregate of 522 acres with royalties varying from .126% to .385% in 6 producing natural gas wells, 5 proven undeveloped well locations and an additional 6 potential drill sites in the Newark East (Barnett-Shale) Field of Tarrant County, Texas for approximately $429,000.  This acreage now has 8 producing natural gas wells with an additional well currently being drilled.

Effective July 1, 2008, we purchased a well in Loving County, Texas which is capable of producing from the Lower Cherry Canyon section.  We are acting as operator and have re-entered the well, tested one horizon and plan to test two other horizons.  Our share of the costs for our 31.25% working interest through January 2009 is approximately $116,000.

In September 2008, we committed to participate in the drilling of a development well in Limestone County, Texas.  This well has been completed and is currently producing.  Costs incurred for this project through January 2009 are approximately $31,000.

In September 2008, we acted as operator and re-entered a well in Ward County, Texas to an approximate depth of 14,000 feet to test the upper and lower Pennsylvanian intervals.  This well was recompleted, perforated, acid fraced and is currently being tested pending completion of a pipeline for sales of natural gas.  Costs incurred for this project through January 2009 for our 25.5% working interest are approximately $76,000. We also own a 2% overriding royalty interest in this well.

On October 16, 2008, we purchased interests in approximately 143 mineral acres amounting to an approximate 10% net royalty in three gas wells located in Johnson County, Texas for approximately $1.275 million.  This property contains three (3) development wells in the Newark East (Barnett Shale) Field which have been drilled and were put on production in mid-November 2008.  Approximately 28 of the 143 acres are outside of the drilling and spacing unit for these three wells and are also available for further development.  A Family Limited Partnership of a director and employee of the Company received a finder’s fee of 2.5% of the mineral interest purchased in lieu of a cash payment as disclosed on Form 8-K dated October 15, 2008.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are participating in several others projects and are reviewing several other projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility.

At December 31, 2008, we had working capital of approximately $497,559 compared to working capital of $627,674 at March 31, 2008, a decrease of $130,115.  This was mainly as a result of a decrease in accounts receivable oil and gas sales.

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

We have a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000, subject to a borrowing base determination.  In September 2008, the borrowing base was redetermined and set at $4,900,000 with no monthly commitment reductions. The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and all of the Company’s oil and gas properties.   Two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties we operate, are outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico.  Interest under this agreement is payable monthly.  The balance outstanding under this agreement as of December 31, 2008 was $1,650,000 and $1,575,000 as of February 11, 2009.

Results of Operations – Three Months Ended December 31, 2008 and 2007. Net income decreased from $221,114 for the quarter ended December 31, 2007 to $131,501 for the quarter ended December 31, 2008, a decrease of $89,613 or 41% primarily as a result of a decrease in oil and gas sales and an increase in depreciation, depletion and amortization.

Oil and gas sales.  Revenue from oil and gas sales decreased from $952,211 for the third quarter of fiscal 2008 to $908,253 for the same period of fiscal 2009.  This decrease of 5% or $43,958 resulted from a decrease in oil and gas prices and oil production partially offset by an increase in gas production.  Revenues from oil and gas royalty interests accounted for approximately 47% of our total revenues for the third quarter of fiscal 2009 compared to 16% for the third quarter of fiscal 2008. Average gas prices decreased from $6.36 per mcf for the third quarter of fiscal 2008 to $4.54 per mcf for the same period of fiscal 2009.  Average oil prices also decreased from $86.05 per bbl for the third quarter of fiscal 2008 to $54.55 for the same period of fiscal 2009.  Oil and gas production quantities were 4,515 barrels (“bbls”) and 88,630 thousand cubic feet (“mcf”) for the third quarter of fiscal 2008 and 4,190 bbls and 149,778 mcf for the same period of fiscal 2009, a decrease of 7% in oil production and an increase of 69% in gas production.

Production and exploration.  Production costs decreased 1% from $241,019 for the third quarter of fiscal 2008 to $237,736 for the same period of fiscal 2009. This was the result of decreased production taxes due to the decrease in oil and gas sales partially offset by an increase in lease operating expenses and ad valorem taxes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased 55%, from $174,842 for the third quarter of fiscal 2008 to $271,530 for the same period of fiscal 2009, primarily due to an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses increased 3% from $187,648 for the third quarter of fiscal 2008 to $193,102 for the same period of fiscal 2009. This was due to an increase in salaries, consulting services and fees.

Interest expense. Interest expense decreased 24% from $22,791 for the third quarter of fiscal 2008 to $17,226 for the same period of fiscal 2009, due to a decrease in borrowings as well as interest rate.

Results of Operations – Nine Months Ended December 31, 2008 and 2007. Net income increased from $247,164 for the nine months ended December 31, 2007 to $1,181,405 for the same period of fiscal 2009, an increase of $934,241 or 378%.

Oil and gas sales.  Revenue from oil and gas sales increased from $2,642,302 for the nine months ended December 31, 2007 to $4,176,050 for the same period of fiscal 2009. This increase of 58%, or $1,533,748, resulted from increases in oil and gas prices and gas production partially offset by a decrease in oil production. Revenues from oil and gas royalty interests accounted for approximately 36% of our total revenues for the nine months ended December 31, 2008 compared to 18% for the same period of fiscal 2008.  Average gas prices increased from $6.35 per mcf for the first nine months ended December 31, 2007 to $7.45 per mcf for the same period of fiscal 2009.  Average oil prices also increased from $72.09 per bbl for the first nine months of fiscal 2008 to $96.89 for the same period of fiscal 2009.  Oil and gas production quantities were 13,348 bbls and 264,435 mcf for the first nine months ended December 31, 2007 and 12,903 bbls and 392,921 mcf for the same period of fiscal 2009, a decrease of 3% in oil production and an increase of 49% in gas production.

Production and exploration.  Production costs decreased from $1,041,405 for the first nine months ended December 31, 2007 to $930,477 for the same period of fiscal 2009.  This was the result of an approximate 78% decrease in repairs and maintenance to operated wells in the El Cinco field partially offset by an increase in production taxes due to increased revenues and an increase in ad valorem taxes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased 41%, from $531,523 for the first nine months ended December 31, 2007 to $751,337 for the same period of fiscal 2009 primarily due to an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses increased 6% from $636,191 for the first nine months ended December 31, 2007 to $674,002 for the same period of fiscal 2009.  This was due to an increase in salary expense, consulting services and fees.

Interest expense. Interest expense increased 21% from $58,484 for the first nine months ended December 31, 2007 to $70,815 for the same period of fiscal 2009 due to an increase in borrowings partially offset by a decreased interest rate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rate fluctuations.  At December 31, 2008, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At December 31, 2008 we had an outstanding loan balance of $1,650,000 under our $5.0 million revolving credit agreement, which bears interest at BBA LIBOR daily floating rate, plus 2.50 percentage points.  In addition, beginning March 31, 2009, we will pay quarterly, in arrears, an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $16,500 based on the outstanding balance at December 31, 2008.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At December 31, 2008, our largest credit risk associated with any single purchaser was $171,619. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At December 31, 2008, our largest credit risk associated with any working interest partner was $72,465. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2009, our pretax income would have changed by $12,903. If the average gas price had increased or decreased by ten cents per mcf for the first nine months of fiscal 2009, our pretax income would have changed by $39,292.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon such evaluation, such officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.  We were a party to a lawsuit against the drilling company of a well in which we have a working interest of approximately 6.5%.  The operator of this well is currently in the process of dismissing all claims.  We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A.	Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2008 Annual Report on Form 10-K except to add that worldwide credit markets have experienced considerable difficulty in recent months.  Thus, we expect future increased costs of and restricted ability to obtain financing.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 11, 2009	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: February 11, 2009	/s/ Tamala L. McComic
Tamala L. McComic
Vice President, Treasurer and Assistant Secretary