Form 10-Q
period 2009-06-30
MEXCO ENERGY CORP
filed 2009-08-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES [√]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [√]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [√]

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 7, 2009 was 1,881,616.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$130,920	$223,583
Accounts receivable:
Oil and gas sales	369,376	351,040
Trade	65,225	164,834
Related parties	-	1,687
Prepaid costs and expenses	63,589	36,610
Total current assets	629,110	777,754

Property and equipment, at cost
Oil and gas properties, using the full cost method	26,812,593	26,735,778
Other	65,470	61,362
	26,878,063	26,797,140

Less accumulated depreciation, depletion and amortization	13,329,477	13,066,014
Property and equipment, net	13,548,586	13,731,126
	$14,177,696	$14,508,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$453,944	$555,765

Long-term debt	1,250,000	1,400,000
Asset retirement obligation	446,929	440,011
Deferred income tax liabilities	1,157,868	1,185,494

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
1,962,616 shares issued and 1,878,616 shares outstanding
as of June 30, 2009 and March 31, 2009	981,308	981,308
Additional paid-in capital	5,626,968	5,617,620
Retained earnings	4,687,296	4,755,299
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)

Total stockholders' equity	10,868,955	10,927,610
	$14,177,696	$14,508,880

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2009	2008

Operating revenues:
Oil and gas	$653,810	$1,672,587
Other	4,367	6,733
Total operating revenues	658,177	1,679,320

Operating expenses:
Production	240,973	334,988
Accretion of asset retirement obligation	7,728	6,938
Depreciation, depletion and amortization	263,462	238,844
General and administrative	232,185	281,661
Total operating expenses	744,348	862,431

Operating profit (loss)	(86,171)	816,889

Other income (expense):
Interest income	166	336
Interest expense	(9,624)	(33,735)
Net other expense	(9,458)	(33,399)

Earnings (loss) before provision for income taxes	(95,629)	783,490

Income tax expense (benefit):
Current	-	213,568
Deferred	(27,626)	31,133
	(27,626)	244,701

Net income (loss)	$(68,003)	$538,789

Earnings (loss) per common share:
Basic	$(0.04)	$0.31
Diluted	$(0.04)	$0.29

Weighted average common shares outstanding:
Basic	1,878,616	1,762,190
Diluted	1,878,616	1,869,075

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2009	$981,308	$(426,617)	$5,617,620	$4,755,299	$10,927,610
Net loss	-	-	-	(68,003)	(68,003)
Excess tax benefits from
stock based compensation	-	-	-	-	-
Stock based compensation	-	-	9,348	-	9,348
Balance at June 30, 2009	$981,308	$(426,617)	$5,626,968	$4,687,296	$10,868,955

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2009		1,962,616
Issued		-
Balance at June 30, 2009		1,962,616

Common stock shares, held in treasury:
Balance at March 31, 2009		(84,000)
Acquisitions		-
Balance at June 30, 2009		(84,000)

Common stock shares, outstanding
at June 30, 2009		1,878,616

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(68,003)	$538,789
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(27,626)	31,133
Excess tax benefit from share based payment arrangement	-	(213,568)
Stock-based compensation	9,348	19,445
Depreciation, depletion and amortization	263,462	238,844
Accretion of asset retirement obligations	7,728	6,938
Other	(625)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	82,960	(655,004)
Increase in prepaid expenses	(26,979)	(26,785)
Increase in income taxes payable	-	213,568
Increase in accounts payable and accrued expenses	53,114	232,841
Net cash provided by operating activities	293,379	386,201

Cash flows from investing activities:
Additions to oil and gas properties	(234,224)	(1,023,675)
Additions to other property and equipment	(4,108)
Proceeds from investment in GazTex, LLC	-	18,700
Proceeds from sale of oil and gas properties and equipment	2,290	374
Net cash used in investing activities	(236,042)	(1,004,601)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	646,928
Reduction of long-term debt	(150,000)	(700,000)
Proceeds from long-term debt	-	375,000
Excess tax benefit from share based payment arrangement	-	213,568
Net cash (used in) provided by financing activities	(150,000)	535,496

Net decrease in cash and cash equivalents	(92,663)	(82,904)

Cash and cash equivalents at beginning of period	223,583	303,617

Cash and cash equivalents at end of period	$130,920	$220,713

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,065	$35,243
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$101	$433

The accompanying notes are an integral part of
the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations

Mexco Energy Corporation (a Colorado corporation), its wholly owned subsidiary, Forman Energy Corporation (a New York corporation) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”).  Although most of the Company’s oil and gas interests are centered in West Texas, the Company owns producing properties and undeveloped acreage in ten states.  Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of its operations and cash flows for the interim periods ended June 30, 2009 and 2008.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note A of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

2.  Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiary.  Prior to fiscal 2010, balances included our wholly owned subsidiary, OBTX, LLC, a Delaware limited liability company which was dissolved in March 2009.  All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

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

Stock-based Compensation.  The Company recognized compensation expense of $9,348 and $19,445 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, respectively.

The following table is a summary of activity of stock options for the three months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2009	148,750	$6.04	3.04	$813,703
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2009	148,750	$6.04	2.79	$913,215

Vested at June 30, 2009	115,000	$6.03	2.76	$721,252
Exercisable at June 30, 2009	115,000	$6.03	2.76	$721,252

There were no stock options granted during the quarters ended June 30, 2009 and 2008.

During the three months ended June 30, 2009, no stock options were exercised.  During the three months ended June 30, 2008, 107,500 options were exercised with a total intrinsic value of $3.9 million.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the three months ended June 30, 2009.  During the three months ended June 30, 2008, 20,000 stock options expired because they were not exercised prior to the end of their ten-year term.

Outstanding options at June 30, 2009 expire between September 2009 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at June 30, 2009 totals approximately $28,376 which is expected to be recognized over a weighted average of 1.82 years.

Fair Value of Financial Instruments.  During the first quarter of fiscal 2010, the Company adopted Financial Accounting Standards Bulletin (“FASB”) Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires the Company to disclose the fair value of financial instruments quarterly rather than annually.

The following represents information about the estimated fair values of the Company’s financial instruments:

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities.  The carrying amounts approximate fair value due to the short maturity of these instruments.

Line of credit and term note.  The carrying amount of borrowings outstanding under the Company’s credit facility approximate fair value because the instrument bears interest at variable market rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Company’s consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Impairments of long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets to be held and used, including proved oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.  An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets.  In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.  The Company reviews its oil and gas properties by amortization base or by individual well for those wells not constituting part of an amortization base.  For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time.  Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

Asset Retirement Obligations — The Company estimates the fair values of asset retirement obligations (“AROs”) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2010:

Carrying amount of asset retirement obligations as of April 1, 2009	$490,011
Liabilities incurred	101
Liabilities settled	(911)
Accretion expense	7,728
Carrying amount of asset retirement obligations as of June 30, 2009	496,929
Less: Current portion	50,000
Non-Current asset retirement obligation	$446,929

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Related Party Transactions.  Thomas Craddick, a member of the board of directors and Company employee, invested his personal funds in a working interest (5.0% before payout and 3.75% after payout) in the Company’s well in Ward County, Texas.  This personal investment was made on the same basis as an unrelated third party investor.  Revenues paid to Mr. Craddick from this well were approximately $1,000 for the three months ended June 30, 2009.

On March 1, 2009, Jeff Smith, a geological consultant, entered into an amended agreement with the Company to provide geological consulting services for a fee of approximately $5,000 per month plus expenses.  The Company incurred charges from Mr. Smith for services rendered under this amended agreement of approximately $14,500 for the three months ended June 30, 2009.  Also as part of this agreement, Mr. Smith received from the Company a 0.25% overriding interest in each of the two wells in Loving County, Texas, a 1.0% overriding interest in the well in Ward County, Texas and a .5% overriding interest in the well in Reeves County, Texas.  Mr. Smith invested his personal funds in a working interest in the Company’s wells in Reeves County, Texas (2.5% before payout and 1.875% after payout) and Ward County, Texas (2.0% before payout and 1.5% after payout), on a non-promoted basis.  Revenues paid to Mr. Smith from these wells were approximately $1,100 for the three months ended June 30, 2009.

At June 30, 2009, these related parties did not have a balance due for their share of the expenses on these wells.

Income Per Common Share.  Basic net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three month periods ended June 30, 2009 and 2008.

	2009	2008
Net income (loss)	$(68,003)	$538,789

Shares outstanding:
Weighted average common shares outstanding – basic	1,878,616	1,762,190
Effect of the assumed exercise of dilutive stock options	-	106,885
Weighted average common shares outstanding – dilutive	1,878,616	1,869,075

Earnings (loss) per common share:
Basic	$(0.04)	$0.31
Diluted	$(0.04)	$0.29

Due to a net loss for the three months ended June 30, 2009, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  For the quarter ended June 30, 2008, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

Income Taxes.  The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates under SFAS No. 109 is recognized in net income in the period that includes the enactment date. There was no current income tax expense for the three months ended June 30, 2009.  For the three months ended June 30, 2009, there was a deferred income tax benefit of $27,626.  For the three months ended June 30, 2008, current income tax was $213,568 and deferred income tax was $31,133, resulting in an effective tax rate of 31%.

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of June 30, 2009, the Company had unrecognized tax benefits of approximately $467,164.

Long Term Liabilities.  Long term liabilities consist of a revolving credit agreement with Bank of America, N.A. (“Bank”), which provides for a credit facility of $5,000,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of the Company’s wholly owned subsidiary and substantially all of the Company’s oil and gas properties.  In September 2008, the borrowing base was redetermined and set at $4,900,000.  Availability of this line of credit at June 30, 2009 was $3,650,000. No principal payments are anticipated to be required through March 31, 2010 based on the revised borrowing base.

In December 2008, the credit agreement was renewed with a maturity date of October 31, 2010.  Under the renewed agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.5 percentage points, which was 2.8075% on June 30, 2009.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition the Company will pay an unused commitment fee in an amount equal to 1/2 of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter beginning March 31, 2009.  The loan agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement.  The Company is in compliance with all covenants as of June 30, 2009.  In addition, this agreement prohibits us from paying cash dividends on our common stock.

At the end of fiscal 2009, two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties the Company operates were outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico.  These letters of credit renew annually.  Since the Company no longer has any well operations and does not plan to have any operations in the State of New Mexico, the letter of credit for the State of New Mexico was not renewed and subsequently cancelled on April 29, 2009.

The balance outstanding on the line of credit as of June 30, 2009 was $1,250,000 and $1,200,000 as of August 3, 2009.

Recent Accounting Pronouncements.  In April 2008, the FASB issued FSP No. SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other applicable accounting literature. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this Standard did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which has been established by the FASB as a framework for entities to identify the sources of accounting principles and for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The effective date of SFAS No. 162 was November 15, 2008.  The adoption of this Standard did not have a material impact on the Company’s financial statements.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting, amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Company anticipates that the implementation of the new rule will provide a more meaningful and comprehensive understanding of oil and gas reserves.  The Company is currently assessing the impact that the adoption will have on its disclosures, operating results, financial position and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  Accordingly, the Company adopted SFAS 165 as of the quarter ended June 30, 2009 with no impact to its financial statements.  The Company has evaluated subsequent events through August 10, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfer of Financial Assets, an amendment of FASB Statement No.140 which modifies and clarifies the requirements of FAS No. 140.  The standard is effective for annual reporting periods beginning after November 15, 2009.  Presently, the Company does not anticipate that adoption of this standard will have an impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which modifies the requirements of FASB Interpretation No. 46(R).  The standard is effective for financial statements issued after November 15, 2009.  Presently, the Company does not anticipate that adoption of this standard will have an impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative.  The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, the Company does not expect the adoption of SFAS No. 168 to have an impact on its disclosures, operating results, financial position and cash flows.

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

While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change.  All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statement contained in this section.  We do not undertake to update, revise or correct any of the forward-looking information.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

For the first three months of fiscal 2010, cash flow from operations was $293,379, a 24% decrease when compared to the corresponding period of fiscal 2009.  Cash of $234,224 was used for additions to oil and gas properties and $150,000 for reduction in long term debt.  Accordingly, net cash decreased $92,663.  This decrease can be primarily attributed to a decrease in cash from oil and gas sales as compared to cash from oil and gas sales in the corresponding period of fiscal 2009.

Effective July 1, 2008, we purchased a well in Loving County, Texas which is capable of producing from the Lower Cherry Canyon section.  We are acting as operator and have re-entered the well.  We have purchased right-of-way and are constructing a pipeline for transmission and sales of natural gas.  Our share of the costs for our 50.2% working interest through June 2009 is approximately $193,000.

We currently hold royalty interests in an aggregate of 522 acres in the Newark East (Barnett-Shale) Field of Tarrant County, Texas.  This acreage has 9 producing natural gas wells, 3 proven undeveloped well locations and 6 additional potential drill sites.  We subsequently purchased additional royalties in this acreage on March 31, 2009 for approximately $49,000.

We currently hold royalty interests in 122 mineral acres in Tarrant County, Texas.  As of March 31, 2009, there were three wells on this acreage producing natural gas into a sales pipeline.  In April 2009, two additional wells were completed and began producing natural gas.  In July 2009, an additional well was completed and put on production.

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

At June 30, 2009, we had working capital of approximately $175,166 compared to working capital of $221,989 at March 31, 2009.  This was mainly a result of a decrease in accounts receivable and cash and cash equivalents, partially offset by a decrease in accounts payable and accrued expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  During the second quarter of fiscal 2009, oil and gas prices began trending downward, while drilling, completion and operating costs remained high.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $30.28 per bbl in December 2008 to a high of $145.31 per bbl in July 2008.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.58 per MMBtu in March 2009 to a high of $13.31 per MMBtu in July 2008.  On June 30, 2009 the WTI posted price for crude oil was $69.82 per bbl and the Henry Hub spot price for natural gas was $3.72 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2009:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$1,250,000	$-	$1,250,000	$-

(1)	Does not include estimated interest of $35,100 less than 1 year and $105,300 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30,  2008.  Net income decreased from $538,789 for the quarter ended June 30, 2008 to a net loss of $68,003 for the quarter ended June 30, 2009; a decrease of $606,792 as a result of a decrease in operating revenues partially offset by a decrease in production costs.

Oil and gas sales.  Revenue from oil and gas sales decreased from $1,672,587 for the first quarter of fiscal 2009 to $653,810 for the same period of fiscal 2010.  This decrease of 61% resulted from a decrease in oil and gas prices offset partially by an increase in oil and gas production.  Average gas prices decreased from $9.70 per mcf for the first quarter of fiscal 2009 to $3.04 per mcf for the same period of fiscal 2010.  Average oil prices decreased from $118.57 per bbl for the first quarter of fiscal 2009 to $53.78 for the same period of fiscal 2010.  Oil and gas production quantities were 4,107 barrels (“bbls”) and 122,286 thousand cubic feet (“mcf”) for the first quarter of fiscal 2009 and 4,331 bbls and 138,418 mcf for the same period of fiscal 2010, an increase of 5% in oil production and 13% in gas production.

Production and exploration.  Production costs decreased 28% from $334,988 for the first quarter of fiscal 2009 to $240,973 for the same period of fiscal 2010.  This was the result of a decrease in production taxes due to the decrease in oil and gas sales as well as a decrease in lease operating expenses.

Depreciation, depletion and amortization.   Depreciation, depletion and amortization expense increased 10%, from $238,844 for the first quarter of fiscal 2009 to $263,462 for the same period of fiscal 2010 primarily due to an increase in oil and gas production partially offset by an increase in oil and gas reserves.

General and administrative expenses.  General and administrative expenses decreased 18% from $281,661 for the first quarter of fiscal 2009 to $232,185 for the same period of fiscal 2010.  This was primarily due to a decrease in salary and geological expenses as well as a decrease in board of directors’ fees.

Interest expense.  Interest expense decreased 71% from $33,735 for the first quarter of fiscal 2009 to $9,624 for the same period of fiscal 2010, due to a decrease in borrowings and a decrease in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At June 30, 2009, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At June 30, 2009, we had an outstanding loan balance of $1,250,000 under our $5.0 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $12,500, based on the outstanding balance at June 30, 2009.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At June 30, 2009, our largest credit risk associated with any single purchaser was $29,228.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At June 30, 2009, our largest credit risk associated with any working interest partner was $39,630.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2009, our pretax loss would have changed by $4,331.  If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2009, our pretax loss would have changed by $138,418.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiary) required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting.  No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 14, 2009	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: August 14, 2009	/s/ Tamala L. McComic
Tamala L. McComic
Executive Vice President, Treasurer and Assistant Secretary