Form 10-Q
period 2009-09-30
MEXCO ENERGY CORP
filed 2009-11-13
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 12, 2009 was 1,891,866.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$229,057	$223,583
Accounts receivable:
Oil and gas sales	475,643	351,040
Trade	58,317	164,834
Related parties	-	1,687
Prepaid costs and expenses	69,866	36,610
Total current assets	832,883	777,754

Property and equipment, at cost
Oil and gas properties, using the full cost method	27,016,662	26,735,778
Other	65,470	61,362
	27,082,132	26,797,140

Less accumulated depreciation, depletion and amortization	13,604,549	13,066,014
Property and equipment, net	13,477,583	13,731,126
	$14,310,466	$14,508,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$460,074	$555,765

Long-term debt	1,275,000	1,400,000
Asset retirement obligations	462,042	440,011
Deferred income tax liabilities	986,705	1,185,494

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
1,975,866 and 1,962,616 shares issued; 1,891,866 and 1,878,616 shares outstanding as of
September 30, 2009 and March 31, 2009, respectively	987,933	981,308
Additional paid-in capital	5,719,683	5,617,620
Retained earnings	4,845,646	4,755,299
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)
Total stockholders' equity	11,126,645	10,927,610
	$14,310,466	$14,508,880

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Operating revenue:
Oil and gas	$737,944	$1,595,209	$1,391,754	$3,267,797
Other	8,350	6,597	12,717	13,330
Total operating revenues	746,294	1,601,806	1,404,471	3,281,127

Operating expenses:
Production	269,251	357,753	510,224	692,741
Accretion of asset retirement obligation	7,879	7,266	15,607	14,204
Depreciation, depletion, and amortization	275,072	240,962	538,534	479,807
General and administrative	198,229	199,239	430,414	480,900
Total operating expenses	750,431	805,220	1,494,779	1,667,652

Operating profit (loss)	(4,137)	796,586	(90,308)	1,613,475

Other income (expenses):
Interest income	61	671	227	1,007
Interest expense	(8,737)	(19,854)	(18,361)	(53,589)

Net other expense	(8,676)	(19,183)	(18,134)	(52,582)

Earnings (loss) before provision for income taxes	(12,813)	777,403	(108,442)	1,560,893

Income tax expense (benefit):
Current	-	257,562	-	471,130
Deferred	(171,163)	8,726	(198,789)	39,859
	(171,163)	266,288	(198,789)	510,989

Net income	$158,350	$511,115	$90,347	$1,049,904

Earnings per common share:
Basic	$0.08	$0.27	$0.05	$0.58
Diluted	$0.08	$0.26	$0.05	$0.55

Weighted average common shares outstanding:
Basic	1,883,248	1,873,127	1,880,944	1,817,962
Diluted	1,942,514	1,975,453	1,945,702	1,922,568

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2009	$981,308	$(426,617)	$5,617,620	$4,755,299	$10,927,610
Net loss	-	-	-	(68,003)	(68,003)
Stock based compensation	-	-	9,348	-	9,348
Balance at June 30, 2009	$981,308	$(426,617)	$5,626,968	$4,687,296	$10,868,955

Net Income	-	-	-	158,350	158,350
Issuance of stock through
options exercised	6,625	-	86,167	-	92,792
Stock based compensation	-	-	6,548	-	6,548
Balance at September 30, 2009	$987,933	$(426,617)	$5,719,683	$4,845,646	$11,126,645

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2009		1,962,616
Issued		-
Balance at June 30, 2009		1,962,616
Issued		13,250
Balance at Sept. 30, 2009		1,975,866

Common stock shares, held in treasury:
Balance at March 31, 2009		(84,000)
Acquisitions		-
Balance at June 30, 2009		(84,000)
Acquisitions		-
Balance at Sept. 30, 2009		(84,000)

Common stock shares, outstanding
at September 30, 2009		1,891,866

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$90,347	$1,049,904
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(198,789)	39,859
Excess tax benefit from share based payment arrangement	-	(471,130)
Stock-based compensation	15,896	32,447
Depreciation, depletion and amortization	538,534	479,807
Accretion of asset retirement obligations	15,607	14,204
Other	(2,038)	1,809
Changes in assets and liabilities:
Increase in accounts receivable	(16,399)	(510,815)
Increase in prepaid expenses	(33,256)	(29,242)
Increase in income taxes payable	-	471,130
Increase in accounts payable and accrued expenses	41,959	543,091
Net cash provided by operating activities	451,861	1,621,064

Cash flows from investing activities:
Additions to oil and gas properties	(451,485)	(1,231,574)
Additions to other property and equipment	(4,108)	-
Proceeds from investment in GazTex, LLC	-	18,700
Proceeds from sale of oil and gas properties and equipment	41,414	374
Net cash used in investing activities	(414,179)	(1,212,500)

Cash flows from financing activities:
Proceeds from exercise of stock options	92,792	686,928
Reduction of long-term debt	(200,000)	(2,025,000)
Proceeds from long-term debt	75,000	375,000
Excess tax benefit from share based payment arrangement	-	471,130
Net cash used in financing activities	(32,208)	(491,942)

Net increase (decrease) in cash and cash equivalents	5,474	(83,378)

Cash and cash equivalents at beginning of period	223,583	303,617

Cash and cash equivalents at end of period	$229,057	$220,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,899	$60,794
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$7,335	$21,183

The accompanying notes are an integral part of
the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiary, Forman Energy Corporation (a New York corporation) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”).  Although most of the Company’s oil and gas interests are centered in West Texas, the Company owns producing properties and undeveloped acreage in ten states.  Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations and cash flows for the interim periods ended September 30, 2009 and 2008.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

2.  Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiary.  Prior to fiscal 2010, balances included our wholly owned subsidiary, OBTX, LLC (a Delaware limited liability company) which was dissolved in March 2009.  All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

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

Stock-based Compensation.  The Company recognized compensation expense of $6,548 and $13,002 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, respectively.  Compensation expense recognized for the six months ended September 30, 2009 and 2008 was $15,896 and $32,447, respectively.

The following table is a summary of activity of stock options for the six months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2009	148,750	$6.04	3.04	$813,703
Granted	-	-
Exercised	13,250	7.00
Forfeited or Expired	-	-
Outstanding at September 30, 2009	135,500	$5.95	2.63	$657,783

Vested at September 30, 2009	109,250	$6.06	2.56	$517,645
Exercisable at September 30, 2009	109,250	$6.06	2.56	$517,645

There were no stock options granted during the six months ended September 30, 2009 and 2008.

During the six months ended September 30, 2009, employees and directors exercised options on a total of 13,250 shares at exercise prices between $6.17 and $8.24 per share.  The Company received proceeds of $92,792 from these exercises. The total intrinsic value of the exercised options was $55,661.  No tax deduction is recorded when options are awarded.  Of these exercised options, 4,750 shares resulted in a disqualifying disposition.  The Company issued new shares of common stock to settle these option exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the six months ended September 30, 2009.  During the six months ended September 30, 2008, 20,000 stock options expired because they were not exercised prior to the end of their ten-year term.

Outstanding options at September 30, 2009 expire between March 2010 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at September 30, 2009 totals approximately $22,000 which is expected to be recognized over a weighted average of 1.8 years.

Fair Value of Financial Instruments.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements and endeavor to utilize the best available information.

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

Impairments of long-lived assets — The Company reviews its long-lived assets to be held and used, including proved oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.  An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets.  In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.  The Company reviews its oil and gas properties by amortization base or by individual well for those wells not constituting part of an amortization base.  For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time.  Estimating future cash flows involves the use of judgments, including estimation of the proved and unproved oil and gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs.

Asset Retirement Obligations — The Company estimates the fair values of asset retirement obligations (“AROs”) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.

Asset Retirement Obligations.  The Company’s asset retirement obligations relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.  The fair value of a liability for an ARO is recorded in the period in which it is incurred, discounted to its present value using the credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset.

The following table provides a rollforward of the asset retirement obligations for the first six months of fiscal 2010:

Carrying amount of asset retirement obligations as of April 1, 2009	$490,011
Liabilities incurred	7,335
Liabilities settled	(911)
Accretion expense	15,607
Carrying amount of asset retirement obligations as of September 30, 2009	512,042
Less: Current portion	50,000
Non-Current asset retirement obligation	$462,042

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Related Party Transactions.  Thomas Craddick, a member of the board of directors and Company employee, invested his personal funds in a working interest (5.0% before payout and 3.75% after payout) in the Company’s well in Ward County, Texas.  This personal investment was made on the same basis as an unrelated third party investor.  Revenues paid to Mr. Craddick from this well were approximately $2,545 for the six months ended September 30, 2009.

On March 1, 2009, Jeff Smith, a geological consultant, entered into an amended agreement with the Company to provide geological consulting services for a fee of approximately $5,000 per month plus expenses.  In September 2009, this agreement was amended a second time to $500 per month plus expenses for services rendered without prior written approval the Company.  The Company incurred charges from Mr. Smith for services rendered under this amended agreement of approximately $8,250 and $22,750 for the three and six months ended September 30, 2009, respectively.  Also as part of this agreement, Mr. Smith received from the Company a 0.25% overriding interest in each of the two wells in Loving County, Texas, a 1.0% overriding interest in the well in Ward County, Texas and a .5% overriding interest in the well in Reeves County, Texas.  Mr. Smith invested his personal funds in a working interest in the Company’s wells in Reeves County, Texas (2.5% before payout and 1.875% after payout) and Ward County, Texas (2.0% before payout and 1.5% after payout, on a non-promoted basis.  Revenues paid to Mr. Smith from these wells were approximately $2,530 for the six months ended September 30, 2009.

At September 30, 2009, these related parties did not have a balance due for their share of the expenses on these wells.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and six month periods ended September 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net income	$158,350	$511,115	$90,347	$1,049,904

Shares outstanding:
Weighted avg. common shares outstanding – basic	1,883,248	1,873,127	1,880,944	1,817,962
Effect of the assumed exercise of dilutive stock options	59,266	102,326	64,758	104,606
Weighted avg. common shares outstanding – dilutive	1,942,514	1,975,453	1,945,702	1,922,568

Earnings (loss) per common share:
Basic	$0.08	$0.27	$0.05	$0.58
Diluted	$0.08	$0.26	$0.05	$0.55

For the three month and six month periods ended September 30, 2009 and 2008, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

Income Taxes.  The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.  There was no current income tax expense for the three and six months ending September 30, 2009.  There was a deferred income tax benefit of $171,163 and $198,789 for the three and six months ended September 2009, respectively.  This was a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.  For the three and six months ending September 30, 2008, current income tax was $257,562 and $471,130 and deferred income tax was $8,726 and $39,859, respectively.

As of September 30, 2009, the Company has a statutory depletion carryforward of approximately $3,218,000, which does not expire.  At September 30, 2009, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $1,867,000, which will begin expiring in 2021.  The Company’s ability to use some of the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of September 30, 2009, the Company has unrecognized tax benefits of approximately $473,000.  For the six months ending September 30, 2008, the amount of unrecognized tax benefits was approximately $563,000.

Long Term Liabilities.  Long term liabilities consist of a revolving credit agreement with Bank of America, N.A., which provides for a credit facility of $5,000,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of  the Company’s wholly owned subsidiary and substantially all of the Company’s oil and gas properties.   In September 2008, the borrowing base was redetermined and set at $4,900,000.  There was no change to this set borrowing base in September 2009. Availability of this line of credit at September 30, 2009 was $3,625,000.  No principal payments are anticipated to be required through March 31, 2010 based on the revised borrowing base.

In December 2008, the credit agreement was renewed with a maturity date of October 31, 2010.  Under the renewed agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.5 percentage points, which was 2.74625% on September 30, 2009.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition the Company will pay an unused commitment fee in an amount equal to 1/2 of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter beginning March 31, 2009.  The loan agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement.  The Company is in compliance with all covenants as of September 30, 2009.  In addition, this agreement prohibits us from paying cash dividends on our common stock.

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

The balance outstanding on the line of credit was $1,275,000 as of September 30, 2009 and $1,150,000 as of November 12, 2009.

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) introduced the FASB Accounting Standards Codification (the “Codification”) as the new source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”).  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, there will be no more references made to the superseded FASB standards in the Company’s consolidated financial statements.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on the Company’s financial position, results of operations or cash flows.

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

In May 2009, the FASB issued guidance on Subsequent Events.  This guidance sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Company adopted this guidance as of the quarter ended June 30, 2009 with no impact to its financial statements.  The Company has evaluated subsequent events through November 12, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets.  The guidance removes the concept of a qualifying special-purpose entity from Codification topic, “Transfers and Servicing”, creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies the de-recognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gains or losses on the transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and introduces new disclosure requirements. The new guidance is effective for annual reporting periods beginning after November 15, 2009.  Presently, the Company does not anticipate that adoption of this Standard will have an impact on its financial statements.

In June 2009, the FASB issued guidance which requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  The Standard is effective for annual reporting periods beginning after November 15, 2009.  Presently, the Company does not anticipate that adoption of this Standard will have a material impact on its financial statements.

In August 2009, the FASB issued guidance under the “Fair Value Measurements and Disclosures” topic of the Codification to provide additional guidance on measuring the fair value of liabilities.  The FASB issued this update because some entities have expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In such circumstances, the new guidance specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  Examples of the alternative valuation methods include using a present value technique or a market approach, which is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This new guidance is effective for the first reporting period beginning after August 28, 2009, with earlier application permitted.  Accordingly, the Company will begin to use the new guidance in the third quarter of fiscal 2010.  Presently, the Company does not anticipate that adoption of this Standard will have a material impact on its financial statements.

In September 2009, the FASB issued an update to Extractive Activities-Oil and Gas which makes a technical correction to an SEC Observer comment in EITF 90-22, “Accounting for Gas-Balancing Arrangements”.  The update amends paragraph 932-10-S99-5 of the Codification regarding the accounting and disclosures for gas balancing arrangements because the SEC staff has not taken a position on whether the entitlements method or sales method is preferable for gas-balancing arrangements that do not meet the definition of a derivative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to the “Company”, “Mexco”, “we”, “us” or “our” mean Mexco Energy Corporation and its consolidated subsidiary.

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

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2009:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$1,275,000	$-	$1,275,000	$-

(1)           Does not include estimated interest of $35,000 less than 1 year and $105,000 1-3 years.

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

For the first six months of fiscal 2010, cash flow from operations was $451,861.  Cash of $451,485 was used for additions to oil and gas properties and $125,000 for net reduction in long term debt.  Accordingly, net cash increased $5,474.

Effective July 1, 2008, we purchased a well in Loving County, Texas which produces from the Lower Cherry Canyon section.  We are acting as operator and have re-entered the well and constructed a pipeline for transmission and sales of natural gas.  Our share of the costs for our 50.2% working interest through September 2009 is approximately $247,000.

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

At September 30, 2009, we had working capital of approximately $372,809 compared to working capital of $221,989 at March 31, 2009, an increase of $150,820.  This was mainly as a result of an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  During the second quarter of fiscal 2009, oil and gas prices began trending downward, while drilling, completion and operating costs remained high.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $30.28 per bbl in December 2008 to a high of $145.31 per bbl in July 2008.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.84 per MMBtu in September 2009 to a high of $13.31 per MMBtu in July 2008.  On September 30, 2009 the WTI posted price for crude oil was $70.46 per bbl and the Henry Hub spot price for natural gas was $3.24 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations – Three Months Ended September 30, 2009 and 2008.  Net income was $158,350 for the quarter ended September 30, 2009, a decrease from $511,115 for the quarter ended September 30, 2008.  This was a result of a decrease in operating revenues partially offset by a decrease in production costs.

Oil and gas sales.  Revenue from oil and gas sales was $737,944 for the second quarter of fiscal 2010, a 54% decrease from $1,595,209 for the same period of fiscal 2009.  This resulted from a decrease in oil and gas prices and oil production offset partially by an increase in gas production.  Average gas prices were $3.08 per thousand cubic feet (“mcf”) for the second quarter of fiscal 2010, a decrease from $8.78 per mcf for the same period of fiscal 2009.  Average oil prices were $64.40 per barrel (“bbl”) for the second quarter of fiscal 2010, a decrease from $116.07 per bbl for the period of fiscal 2009. Oil and gas production quantities were 4,379 bbls and 147,853 mcf for the second quarter of fiscal 2010 and 4,606 bbls and 120,856 mcf for the second quarter of fiscal 2009, an increase of 22% in gas production and a decrease of 5% in oil production.

Production and exploration.  Production costs were $269,251 for the second quarter of fiscal 2010, a 25% decrease from $357,753 for the same period of fiscal 2009.  This was the result of a decrease in production taxes due to the decrease in oil and gas sales as well as a decrease in lease operating expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $275,072 for the second quarter of fiscal 2010, a 14% increase from $240,962 for the same period of fiscal 2009, primarily due to an increase to the full cost pool amortization base and an increase in production.

General and administrative expenses.  General and administrative expenses were $198,229 for the second quarter of fiscal 2010, a 1% decrease from $199,239 for the same period of fiscal 2009.  This was due to a decrease in consulting services, fees and salaries.

Interest expense.  Interest expense was $8,737 for the second quarter of fiscal 2010, a 56% decrease from $19,854 for the same period of fiscal 2009, due to a decrease in borrowings and interest rate.

Income taxes.  There was an income tax benefit of $171,163 for the three months ended September 30, 2009, a decrease from an income tax expense of $266,288 for the three months ended September 30, 2008.  This was a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.

Results of Operations – Six Months Ended September 30, 2009 and 2008.  Net income was $90,347 for the six months ended September 30, 2009, a decrease from $1,049,904 for the six months ended September 30, 2008.  This was a result of a decrease in operating revenues partially offset by a decrease in production costs.

Oil and gas sales.  Revenue from oil and gas sales was $1,391,754 for the six months ended September 30, 2009, a 57% decrease  from $3,267,797 for the same period of fiscal 2009.  This resulted from a decrease in oil and gas prices partially offset by an increase in gas production.  Average gas prices were $3.06 per mcf for the first six months of fiscal 2010, a decrease from $9.24 per mcf for the first six months of fiscal 2009.  Average oil prices were $59.12 per bbl for the first six months of fiscal 2010, a decrease from $117.25 per bbl for the first six months of fiscal 2009.  Oil and gas production quantities were 8,710 bbls and 286,271 mcf for the first six months of fiscal 2010 and 8,713 bbls and 243,143 mcf for the first six months of fiscal 2009, an increase of 18% in gas production and no change in oil production.

Production and exploration.  Production costs were $510,224 for the six months ended September 30, 2009, a 26% decrease from $692,741 for the six months ended September 30, 2008.  This was the result of a decrease in production taxes due to the decrease in oil and gas sales as well as a decrease in lease operating expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense were $538,534 for the six months ended September 30, 2009, a 12% increase from $479,807 for the six months ended September 30, 2008 primarily due to an increase to the full cost pool amortization base and an increase in production.

General and administrative expenses.  General and administrative expenses were $430,414 for the six months ended September 30, 2009, a 10% decrease from $480,900 for the six months ended September 30, 2008.  This was due to a decrease in consulting services, fees and salaries.

Interest expense.  Interest expense was $18,361 for the six months ended September 30, 2009, a 66% decrease from $53,589 for the same period fiscal 2009 due to a decrease in borrowings and interest rate.

Income taxes.  There was an income tax benefit of $198,789 for the six months ended September 30, 2009, a decrease from an income tax expense of $510,989 for the three months ended September 30, 2008.  This was a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other trading.  At September 30, 2009, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At September 30, 2009, we had an outstanding loan balance of $1,275,000 under our $5.0 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $12,750 based on the outstanding balance at September 30, 2009.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At September 30, 2009, our largest credit risk associated with any single purchaser was $77,550.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At September 30, 2009, our largest credit risk associated with any working interest partner was $20,262.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2010, our net income would have changed by $8,710.  If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2010, our net income would have changed by $286,271.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiary) required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting.  No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.  We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A.	Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting was held on September 15, 2009.  Following are the three proposals voted on at the meeting and the results of each:

Proposal #1 was the election of the following directors:

	Votes For:	Votes Withheld:
Thomas R. Craddick	1,509,102	62,609
Thomas Graham, Jr.	1,519,761	51,950
Arden R. Grover	1,538,118	33,593
Jack D. Ladd	1,539,089	32,622
Nicholas C. Taylor	1,514,781	56,930

Proposal #2 was to ratify the selection of Grant Thornton, LLP as independent registered public accounting firm for the Company for the fiscal year ended March 31, 2010.  Votes for were 1,542,356, votes against were 9,016 and votes abstained were 20,339.

Proposal #3 was to approve the Mexco Energy Corporation 2009 Employee Incentive Stock Plan.  Votes for were 1,258,170, votes against were 39,315 and votes abstained were 3,538 with 270,688 non-votes.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 12, 2009	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: November 12, 2009	/s/ Tamala L. McComic
Tamala L. McComic
Executive Vice President, Treasurer and Assistant Secretary