Form 10-Q
period 2009-12-31
MEXCO ENERGY CORP
filed 2010-02-10
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 10, 2010 was 1,891,866.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$167,853	$223,583
Accounts receivable:
Oil and gas sales	463,632	351,040
Trade	66,421	164,834
Related parties	4,383	1,687
Prepaid costs and expenses	32,414	36,610
Total current assets	734,703	777,754

Property and equipment, at cost
Oil and gas properties, using the full cost method	27,122,035	26,735,778
Other	69,733	61,362
	27,191,768	26,797,140

Less accumulated depreciation, depletion and amortization	13,857,489	13,066,014
Property and equipment, net	13,334,279	13,731,126
	$14,068,982	$14,508,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$357,355	$555,765

Long-term debt	990,000	1,400,000
Asset retirement obligations	474,359	440,011
Deferred income tax liabilities	925,741	1,185,494

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
1,975,866 and 1,962,616 shares issued; 1,891,866 and 1,878,616 shares outstanding as of
December 31, 2009 and March 31, 2009, respectively	987,933	981,308
Additional paid-in capital	5,747,420	5,617,620
Retained earnings	5,012,791	4,755,299
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)
Total stockholders' equity	11,321,527	10,927,610
	$14,068,982	$14,508,880

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Operating revenue:
Oil and gas	$857,035	$908,253	$2,248,789	$4,176,050
Other	8,134	19,391	20,851	32,721
Total operating revenues	865,169	927,644	2,269,640	4,208,771

Operating expenses:
Production	269,154	237,736	779,379	930,477
Accretion of asset retirement obligation	7,963	7,291	23,570	21,495
Depreciation, depletion, and amortization	252,940	271,530	791,474	751,337
General and administrative	198,527	193,102	628,941	674,002
Total operating expenses	728,584	709,659	2,223,364	2,377,311

Operating profit	136,585	217,985	46,276	1,831,460

Other income (expenses):
Interest income	100	110	328	1,117
Interest expense	(8,516)	(17,226)	(26,877)	(70,815)

Net other expense	(8,416)	(17,116)	(26,549)	(69,698)

Earnings before provision for income taxes	128,169	200,869	19,727	1,761,762

Income tax expense (benefit):
Current	21,988	67,057	21,988	538,187
Deferred	(60,964)	2,311	(259,753)	42,170
	(38,976)	69,368	(237,765)	580,357

Net income	$167,145	$131,501	$257,492	$1,181,405

Earnings per common share:
Basic	$0.09	$0.07	$0.14	$0.64
Diluted	$0.09	$0.07	$0.13	$0.61

Weighted average common shares outstanding:
Basic	1,891,866	1,874,866	1,884,598	1,836,999
Diluted	1,946,076	1,938,746	1,946,362	1,928,029

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2009	$981,308	$(426,617)	$5,617,620	$4,755,299	$10,927,610

Net loss	-	-	-	(68,003)	(68,003)
Stock based compensation	-	-	9,348	-	9,348
Balance at June 30, 2009	$981,308	$(426,617)	$5,626,968	$4,687,296	$10,868,955

Net Income	-	-	-	158,350	158,350
Issuance of stock through
options exercised	6,625	-	86,167	-	92,792
Stock based compensation	-	-	6,548	-	6,548
Balance at September 30, 2009	$987,933	$(426,617)	$5,719,683	$4,845,646	$11,126,645

Net Income	-	-	-	167,145	167,145
Excess tax benefit
from stock-based compensation	-	-	21,988	-	21,988
Stock based compensation	-	-	5,749	-	5,749
Balance at December 31, 2009	$987,933	$(426,617)	$5,747,420	$5,012,791	$11,321,527

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2009		1,962,616
Issued		-
Balance at June 30, 2009		1,962,616
Issued		13,250
Balance at Sept. 30, 2009		1,975,866
Issued		-
Balance at Dec. 31, 2009		1,975,866

Common stock shares, held in treasury:
Balance at March 31, 2009		(84,000)
Acquisitions		-
Balance at June 30, 2009		(84,000)
Acquisitions		-
Balance at Sept. 30, 2009		(84,000)
Acquisitions		-
Balance at Dec. 31, 2009		(84,000)

Common stock shares, outstanding
at December 31 2009		1,891,866

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$257,492	$1,181,405
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(259,753)	42,170
Excess tax benefit from share based payment arrangement	(21,988)	(538,187)
Stock-based compensation	21,645	44,928
Depreciation, depletion and amortization	791,474	751,337
Accretion of asset retirement obligations	23,570	21,495
Other	(5,849)	1,809
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(16,875)	144,992
Decrease (increase) in prepaid expenses	4,196	(18,938)
Increase in income taxes payable	21,988	538,187
(Decrease) increase in accounts payable and accrued expenses	(49,843)	197,488
Net cash provided by operating activities	766,057	2,366,686

Cash flows from investing activities:
Additions to oil and gas properties	(621,870)	(2,709,451)
Additions to other property and equipment	(8,371)	-
Proceeds from investment in GazTex, LLC	-	18,700
Proceeds from sale of oil and gas properties and equipment	103,674	2,205
Net cash used in investing activities	(526,567)	(2,688,546)

Cash flows from financing activities:
Proceeds from exercise of stock options	92,792	686,928
Reduction of long-term debt	(485,000)	(2,599,521)
Proceeds from long-term debt	75,000	1,649,521
Excess tax benefit from share based payment arrangement	21,988	538,187
Net cash (used in) provided by financing activities	(295,220)	275,115

Net decrease in cash and cash equivalents	(55,730)	(46,745)

Cash and cash equivalents at beginning of period	223,583	303,617

Cash and cash equivalents at end of period	$167,853	$256,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,789	$76,803
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$11,689	$23,152
Percentage of royalty interest purchase issued as payment for finder’s fee	$-	$31,863

The accompanying notes are an integral part of
the consolidated financial statements.

 MEXCO ENERGY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiary, Forman Energy Corporation (a New York corporation) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”).  Most of the Company’s oil and gas interests are centered in West Texas however the Company owns producing properties and undeveloped acreage in ten states.  Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2009, and the results of its operations and cash flows for the interim periods ended December 31, 2009 and 2008.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

2.  Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiary.  Prior to fiscal 2010, balances included the Company’s wholly owned subsidiary, OBTX, LLC (a Delaware limited liability company) which was dissolved in March 2009.  All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

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

Stock-based Compensation.  The Company recognized compensation expense of $5,749 and $12,481 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008, respectively.  Compensation expense recognized for the nine months ended December 31, 2009 and 2008 was $21,645 and $44,928, respectively.

The following table is a summary of stock option activity for the nine months ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2009	148,750	$6.04	3.04	$813,703
Granted	-	-
Exercised	13,250	7.00
Forfeited or Expired	-	-
Outstanding at December 31, 2009	135,500	$5.95	2.37	$543,963

Vested at December 31, 2009	115,500	$5.97	2.29	$460,938
Exercisable at December 31, 2009	115,500	$5.97	2.29	$460,938

There were no stock options granted during the nine months ended December 31, 2009 and 2008.

During the nine months ended December 31, 2009, employees and directors exercised options on a total of 13,250 shares at exercise prices between $6.17 and $8.24 per share.  The Company received proceeds of $92,792 from these exercises. The total intrinsic value of the exercised options was $55,661.  No tax deduction is recorded when options are awarded.  Of these exercised options, 4,750 shares resulted in a disqualifying disposition.  The Company issued new shares of common stock to settle these option exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the nine months ended December 31, 2009.  During the nine months ended December 31, 2008, 20,000 stock options expired because they were not exercised prior to the end of their ten-year term.

Outstanding options at December 31, 2009 expire between March 2010 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at December 31, 2009 totals approximately $16,080 which is expected to be recognized over a weighted average of 1.4 years.

Fair Value of Financial Instruments.  The Company adopted FASB ASC 820 for all financial assets and liabilities measured at fair value on a recurring basis.  The Company adopted FASB ASC 820 effective April 1, 2009 for all non-financial assets and liabilities.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The Company estimates asset retirement obligations (“AROs”) pursuant to the provisions of FASB ASC 410, Asset Retirement and Environmental Obligations.  The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the nine months ended December 31, 2009 were approximately $12,000.

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and current and long-term debt are carried at cost, which approximates market value.

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

The following table provides a rollforward of the asset retirement obligations for the first nine months of fiscal 2010:

Carrying amount of asset retirement obligations as of April 1, 2009	$490,011
Liabilities incurred	11,689
Liabilities settled	(911)
Accretion expense	23,570
Carrying amount of asset retirement obligations as of December 31, 2009	524,359
Less: Current portion	50,000
Non-Current asset retirement obligation	$474,359

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Related Party Transactions.  Thomas Craddick, a member of the board of directors and Company employee, invested his personal funds in a working interest (5.0% before payout and 3.75% after payout) in the Company’s well in Ward County, Texas.  This personal investment was made on the same basis as an unrelated third party investor.  At December 31, 2009, Mr. Craddick had a balance due of $2,690 for his share of the expenses on this well, which was subsequently paid on January 26, 2010.  Revenues paid to Mr. Craddick from this well were approximately $3,097 for the nine months ended December 31, 2009.

On March 1, 2009, Jeff Smith, a geological consultant, entered into an amended agreement with the Company to provide geological consulting services for a fee of approximately $5,000 per month plus expenses.  In September 2009, this agreement was amended a second time to $500 per month plus expenses for services rendered without prior written approval the Company.  This agreement was subsequently terminated in January 2010.  The Company incurred charges from Mr. Smith for services rendered under the amended agreement of approximately $2,000 and $24,750 for the three and nine months ended December 31, 2009, respectively.  Also as part of this agreement, Mr. Smith received from the Company a 0.25% overriding interest in each of the two wells in Loving County, Texas, a 1.0% overriding interest in the well in Ward County, Texas and a .5% overriding interest in the well in Reeves County, Texas.  Mr. Smith invested his personal funds in a working interest in the Company’s wells in Reeves County, Texas (2.5% before payout and 1.875% after payout) and Ward County, Texas (2.0% before payout and 1.5% after payout, on a non-promoted basis.  At December 31, 2009, Mr. Smith had a balance due of $1,693 for his share of the expenses on these wells.  Revenues paid to Mr. Smith from these wells were approximately $3,296 for the nine months ended December 31, 2009.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and nine month periods ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
Net income	$167,145	$131,501	$257,492	$1,181,405

Shares outstanding:
Weighted avg. common shares outstanding – basic	1,891,866	1,874,866	1,884,598	1,836,999
Effect of the assumed exercise of dilutive stock options	54,210	63,880	61,764	91,030
Weighted avg. common shares outstanding – dilutive	1,946,076	1,938,746	1,946,362	1,928,029

Earnings per common share:
Basic	$0.09	$0.07	$0.14	$0.64
Diluted	$0.09	$0.07	$0.13	$0.61

For the three month and nine month periods ended December 31, 2009 and 2008, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

Income Taxes.  The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.  Current income tax expense was $21,988 for the three and nine months ending December 31, 2009.  There was a deferred income tax benefit of $60,964 for the third quarter of fiscal 2010 partially due to an increase in the statutory depletion carryforward.  There was a deferred income tax benefit of $259,753 for the nine months ended December 31, 2009.  This was partially a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.  For the three and nine months ending December 31, 2008, current income tax was $67,057 and $538,187 and deferred income tax was $2,311 and $42,170, respectively.

As of December 31, 2009, the Company has a statutory depletion carryforward of approximately $3,418,000, which does not expire.  At December 31, 2009, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $1,678,000, which will begin expiring in 2023.  The Company’s ability to use some of the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of December 31, 2009, the Company has unrecognized tax benefits of approximately $451,000.  For the nine months ending December 31, 2008, the amount of unrecognized tax benefits was approximately $496,000.

Long Term Liabilities.  Long term liabilities consist of a revolving credit agreement with Bank of America, N.A., which provides for a credit facility of $5,000,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of the Company’s wholly owned subsidiary and substantially all of the Company’s oil and gas properties.   In September 2008, the borrowing base was redetermined and set at $4,900,000.  There has been no change to this set borrowing base through December 2009.  Availability of this line of credit at December 31, 2009 was $3,910,000.  No principal payments are anticipated to be required through January 31, 2011 based on the borrowing base.

In December 2008, the credit agreement was renewed with a maturity date of October 31, 2010, which was subsequently amended in December 2009 to a maturity date of January 31, 2011.  Under the renewed agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.50 percentage points, which was 2.73% on December 31, 2009.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter beginning March 31, 2009.  The loan agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement. The Company is in compliance with all covenants as of December 31, 2009.  In addition, this agreement prohibits us from paying cash dividends on our common stock.

At the end of fiscal 2009, two letters of credit for $50,000 each, in lieu of a plugging bond covering the properties the Company operates were outstanding under the facility, one with the Texas Railroad Commission and one with the State of New Mexico.  These letters of credit renew annually.  Since the Company no longer operates wells in the State of New Mexico, the letter of credit for the State of New Mexico was not renewed and subsequently cancelled on April 29, 2009.

The balance outstanding on the line of credit was $990,000 as of December 31, 2009 and $950,000 as of February 10, 2010.

Subsequent Events.  As of February 10, 2010, which is the date these financial statements were issued, the Company completed its review and analysis of potential subsequent events and none were identified.

Recent Accounting Pronouncements.  In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Company anticipates that the implementation of the new rule will provide a more meaningful and comprehensive understanding of oil and gas reserves.  The Company is currently assessing the impact that the adoption will have on its disclosures, operating results, financial position and cash flows.

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

In September 2009, the FASB issued an update to Extractive Activities-Oil and Gas which makes a technical correction to an SEC Observer comment in EITF 90-22, “Accounting for Gas-Balancing Arrangements”.  The update amends paragraph 932-10-S99-5 of the Codification regarding the accounting and disclosures for gas balancing arrangements because the SEC staff has not taken a position on whether the entitlements method or sales method is preferable for gas-balancing arrangements that do not meet the definition of a derivative.  The update included an instruction that public companies must account for all significant gas imbalances consistently using one accounting method.  Both the method and any significant amount of imbalances in units and value should be disclosed in regulatory filings.  With the entitlements method, sales revenue is recognized to the extent of each well partner’s proportionate share of gas sold regardless of which partner sold the gas.  Under the sales method, sales revenue is recognized for all gas sold by a partner even if the partner’s ownership is less than 100% of the gas sold.  The Company utilizes the sales method to account for gas production volume imbalances.  There are currently no material gas imbalances.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance will become effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning April 1, 2011.    Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2009:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$990,000	$-	$990,000	$-

(1)           Does not include estimated interest of $27,000 less than 1 year and $81,000 1-3 years.

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

For the first nine months of fiscal 2010, cash flow from operations was $766,057.  Cash of $621,870 was used for additions to oil and gas properties and $410,000 for net reductions in long term debt.  Accordingly, net cash decreased $55,730.

Effective July 1, 2008, we purchased a well in Loving County, Texas which produces from the Lower Cherry Canyon section.  We are acting as operator and have re-entered the well and constructed a pipeline for transmission and sales of natural gas.  Our share of the costs for our 50.2% working interest through December 2009 was approximately $260,000.

We currently hold royalty interests in an aggregate of 522 acres in the Newark East (Barnett-Shale) Field of Tarrant County, Texas.  This acreage has 9 producing natural gas wells, 3 proven undeveloped well locations and 6 additional potential drill sites.  We subsequently purchased additional royalties in this acreage on March 31, 2009 for approximately $49,000.

During the third quarter of fiscal 2010, a joint venture in which we are a working interest partner drilled 4 development wells (2 of which have been completed) on a 320 acre lease in the Brahaney Field in Andrews County, Texas. This property currently consists of 1 well producing from the proved San Andres formation.  Our share of the costs to drill these 4 wells through December 2009 for our 3.75% working interest was approximately $95,000.

Also during the third quarter of fiscal 2010, another joint venture in which we are a working interest partner drilled and completed 5 infill wells on a 640 acre lease in Andrews County, Texas.  This property currently consists of over 40 wells producing from the proved Clearfork and San Andres formations.  Our share of the costs to drill and complete these 5 wells through December 2009 for our working interest ranging from .4% to .7% was approximately $21,000.

We are currently a working interest partner in a joint venture consisting of 960 acres in Reagan County, Texas.  This joint venture consists of 9 wells producing from the proved Spraberry and Dean formations with plans to drill an additional 3 wells in the Wolfberry in January 2010.  The estimated costs to drill and complete these 3 wells for our 3.75% working interest  will be approximately $96,000.

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

At December 31, 2009, we had working capital of approximately $377,348 compared to working capital of $221,989 at March 31, 2009, an increase of $155,359.  This was mainly as a result of a decrease in accounts payable and accrued expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  During the second quarter of fiscal 2009, oil and gas prices began trending downward, while drilling, completion and operating costs remained high.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $33.98 per bbl in February 2009 to a high of $81.03 per bbl in October 2009.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.84 per MMBtu in September 2009 to a high of $6.10 per MMBtu in January 2009.  On December 31, 2009 the WTI posted price for crude oil was $79.39 per bbl and the Henry Hub spot price for natural gas was $5.82 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations – Three Months Ended December 31, 2009 and 2008.  Net income was $167,145 for the quarter ended December 31, 2009, an increase from $131,501 for the quarter ended December 31, 2008.

Oil and gas sales.  Revenue from oil and gas sales was $857,035 for the third quarter of fiscal 2010, a 6% decrease from $908,253 for the same period of fiscal 2009.  This resulted from a decrease in gas prices and production partially offset by an increase in oil price and production. Average gas prices were $3.92 per thousand cubic feet (“mcf”) for the third quarter of fiscal 2010, a decrease from $4.54 per mcf for the same period of fiscal 2009.  Average oil prices were $71.76 per barrel (“bbl”) for the third quarter of fiscal 2010, an increase from $54.55 per bbl for the same period of fiscal 2009.  Oil and gas production quantities were 4,519 bbls and 136,073 mcf for the third quarter of fiscal 2010 and 4,190 bbls and 149,778 mcf for the same period of fiscal 2009, an increase of 8% in oil production and a decrease of 9% in gas production.

Production and exploration.  Production costs were $269,154 for the third quarter of fiscal 2010, a 13% increase from $237,736 for the same period of fiscal 2009. This was primarily the result of an increase in lease operating expenses for operated properties.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $252,940 for the third quarter of fiscal 2010, a 7% decrease from $271,530 for the same period of fiscal 2009, primarily due to a decrease in production.

General and administrative expenses.  General and administrative expenses were $198,527 for the third quarter of fiscal 2010, a 3% increase from $193,102 for the same period of fiscal 2009.  This was due to an increase in legal fees in preparation of the Form S-8 to register shares that may be issued under the Company’s 2009 Employee Incentive Stock Plan.

Interest expense. Interest expense was $8,516 for the third quarter of fiscal 2010, a 51% decrease from $17,226 for the same period of fiscal 2009, due to a decrease in borrowings and interest rate.

Income taxes. There was an income tax benefit of $38,976 for the quarter ended December 31, 2009 compared to an income tax expense of $69,368 for the quarter ended December 31, 2008.  This was primarily a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.

Results of Operations – Nine Months Ended December 31, 2009 and 2008.  Net income was $257,492 for the nine months ended December 31, 2009, a decrease from $1,181,405 for the nine months ended December 31, 2008.

Oil and gas sales.  Revenue from oil and gas sales was $2,248,789 for the nine months ended December 31, 2009, a 46% decrease from $4,176,050 for the same period of fiscal 2009.  This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.  Average gas prices were $3.34 per mcf for the nine months ended December 31, 2009, a decrease from $7.45 per mcf for the same period of fiscal 2009.  Average oil prices were $63.44 per bbl for the first nine months of fiscal 2010, a decrease from $96.89 per bbl for the same period of fiscal 2009.  Oil and gas production quantities were 13,229 bbls and 422,343 mcf for the nine months ended December 31, 2009 and 12,903 bbls and 392,921 mcf for the nine months ended December 31, 2008, an increase of 7% in gas production and 3% in oil production.

Production and exploration.  Production costs were $779,379 for the nine months ended December 31, 2009, a 16% decrease from $930,477 for the nine months ended December 31, 2008.  This was the result of a decrease in production taxes due to the decrease in oil and gas sales.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $791,474 for the nine months ended December 31, 2009, a 5% increase from $751,337 for the nine months ended December 31, 2008 primarily due to an increase to the full cost pool amortization base and an increase in production.

General and administrative expenses.  General and administrative expenses were $628,941 for the nine months ended December 31, 2009, a 7% decrease from $674,002 for the nine months ended December 31, 2008.  This was due to a decrease in consulting services, fees and salaries.

Interest expense. Interest expense was $26,877 for the nine months ended December 31, 2009, a 62% decrease from $70,815 for the nine months ended December 31, 2008 due to a decrease in borrowings and interest rate.

Income taxes. There was an income tax benefit of $237,765 for the nine months ended December 31, 2009 compared to an income tax expense of $580,357 for the nine months ended December 31, 2008.  This was partially a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At December 31, 2009, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At December 31, 2009, we had an outstanding loan balance of $990,000 under our $5.0 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $9,900 based on the outstanding balance at December 31, 2009.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At December 31, 2009, our largest credit risk associated with any single purchaser was $63,757.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At December 31, 2009, our largest credit risk associated with any working interest partner was $17,820.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2010, our oil and gas revenue would have changed by $13,229.  If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2010, our oil and gas revenue would have changed by $422,343.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiary) required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting.  No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 10, 2010	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: February 10, 2010	/s/ Tamala L. McComic
Tamala L. McComic
Executive Vice President, Treasurer and Assistant Secretary