Form 10-K
period 2010-03-31
MEXCO ENERGY CORP
filed 2010-06-29
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.50 par value

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]   Smaller Reporting Company [Ö]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [Ö]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2009 (the last business day of the Registrant’s most recently completed second quarter) was $7,285,602 based on Mexco Energy Corporation’s closing common stock price of $10.80 per share on that date as reported by the American Stock Exchange.

There were 1,919,866 shares of the registrant’s common stock outstanding as of June 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held on September 14, 2010, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2010, the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	32

Item 11.	Executive Compensation	33

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

Item 13.	Certain Relationships and Related Transactions, and Director Independence	33

Item 14.	Principal Accounting Fees and Services	33

PART IV

Item 15.	Exhibits and Financial Statement Schedules	33

	Signatures	34

	Glossary of Abbreviations and Terms	35

As used in this document, “the Company”, “Mexco”, “we”, “us” and “our” refer to Mexco Energy Corporation and its consolidated subsidiary.

Abbreviations or definitions of certain terms commonly used in the oil and gas industry and in this Form 10-K can be found in the “Glossary of Abbreviations and Terms”.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, “Properties” but may be found in other locations as well, and are typically identified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.

Forward-looking statements generally relate to our profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties affecting our business, including those discussed in “Risk Factors”.  The factors that may affect our expectations regarding our operations include, among others, the following: our success in development, exploitation and exploration activities; our ability to make planned capital expenditures; declines in our production or prices of oil and gas; our ability to raise equity capital or incur additional indebtedness; our restrictive debt covenants; our acquisition and divestiture activities; weather conditions and events; the proximity, capacity, cost and availability of pipelines and other transportation facilities; increases in the cost of drilling, completion and gas gathering or other costs of production and operations; and other factors discussed elsewhere in this document.

We disclaim any intention or obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

Our total estimated proved reserves at March 31, 2010 were approximately 8.406 billion cubic feet (“Bcf”) of natural gas and 240,000 barrels (“bbls”) of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $18.1 million based on estimated future net revenues discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below. During fiscal 2010, we added proved reserves of 116,000 thousand cubic feet equivalent (“Mcfe”) through extensions and discoveries, added 5,000 Mcfe through acquisitions and had downward revisions of previous estimates of 341,000 Mcfe.

Nicholas C. Taylor beneficially owns approximately 46% of the outstanding shares of our common stock.  Mr. Taylor is also our President and Chief Executive Officer.  As a result, Mr. Taylor has significant influence in matters voted on by our shareholders, including the election of our Board members.  Mr. Taylor participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of oil and gas within the United States.  We focus primarily on acquiring natural gas reserves.  We especially seek to acquire proved reserves that fit well with existing operations or in areas where the Company has established production.  Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations.  Competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks.  We actively search for opportunities to acquire proved oil and gas properties.  However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2011.

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

Oil and Gas Operations

As of March 31, 2010, natural gas constituted approximately 85% of our total proved reserves and approximately 63% of our revenues for fiscal 2010.  Revenues from oil and gas royalty interests accounted for approximately 39% of our revenues for fiscal 2010.

Newark East (Barnett Shale) Gas Field properties, encompassing 5,874 gross acres, 70 net acres, 123 gross producing wells and .94 net wells in Denton, Johnson, Tarrant and Wise Counties, Texas, account for approximately 13% of our discounted future net cash flows from proved reserves as of March 31, 2010.  For fiscal 2010, this field, consisting of royalty interests, accounted for 24% of our gross revenues, 31% of our net revenues.

El Cinco Gas Field properties, encompassing 1,166 gross acres, 886 net acres, 8 gross producing wells and 6.08 net wells in Pecos County, Texas, account for approximately 36% of our discounted future net cash flows from proved reserves as of March 31, 2010. This is a multi-pay area where most of the leases have potential reserves in two zones.  Of these discounted future net cash flows from proved reserves, approximately 22% are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling.  For fiscal 2010, these properties accounted for 17% of our gross revenues, 13% of our net revenues.

Gomez Gas Field properties, encompassing 13,847 gross acres, 72 net acres, 28 gross wells and .13 net wells in Pecos County, Texas, account for approximately 5% of our discounted future net cash flows from proved reserves as of March 31, 2010.  For fiscal 2010, these properties accounted for 5% of our gross revenues, 6% of our net revenues. All of these properties, except for one, are royalty interests.

We own interests in and operate 19 producing wells and one salt water disposal well. We own partial interests in an additional 2,382 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota.  Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years, all of which is located within the United States:

Year	Oil(Bbls)	Gas (Mcf)
2010	18,036	545,991
2009	17,065	542,099
2008	17,504	379,048
2007	16,738	339,174
2006	17,118	370,069

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

Major Customers

We made sales to the following company(s) that amounted to 10% or more of revenues for the year ended March 31:

	2010	2009	2008
Chesapeake Operating	18%	22%	14%
Conoco Phillips	14%	10%	13%

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

The federal Clean Air Act (“CAA”), and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality.  The operations of oil and gas properties utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws.  These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment.  Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas may require oil and natural gas exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some oil and natural gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Oil and natural gas exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe that we are in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

 Many of our operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many newer wells would not be economical without the use of hydraulic fracturing to stimulate production from the well.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs.  However, bills have recently been introduced in Congress that would subject hydraulic fracturing to federal regulation under the Safe Drinking Water Act.  If adopted, these bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations.  These permitting requirements and restrictions could result in delays in operations at existing and new well sites as well as increased costs to make our wells productive.  Moreover, the bills introduced in Congress would require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations.  If enacted, these laws could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems.  In addition to these federal legislative proposals, some states and local governments have considered imposing various conditions and restrictions on hydraulic fracturing operations, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations.  If these types of conditions are adopted, we could be subject to increased costs and possibly limits on the productivity of certain wells.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases.  The U.S. President has expressed support for legislation to restrict or regulate emissions of greenhouse gases.  In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs.  Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the United States Supreme Court’s in Massachusetts, et al. v. EPA, the Environmental Protection Agency (“EPA”) may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of GHGs. The Court’s holding in Massachusetts that greenhouse gases, including carbon dioxide, fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources.  As part of this array of new regulations, on September 22, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. The emissions will be published on a register to be made available on the Internet. These regulations may apply to our operations. The EPA has proposed two other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. Although it is not possible at this time to predict how the EPA’s finding, the greenhouse gas reporting rule, and the proposed rules to regulate the emissions of GHGs would impact our business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, which could have an adverse effect on our business and the demand for our products.

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

The Safe Drinking Water Act (“SDWA”) and analogous state and local laws regulates the wastewaters produced from oil and gas operations that are disposed via underground injection wells. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and gas production. The main goal of the SDWA is the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells.  In most states, no underground injection may take place except as authorized by permit or rule.  We currently own interests in various underground injection wells operated by others and failure to abide by their permits could subject those operators to civil and/or criminal enforcement.  We believe that they are in compliance in all material respects with the requirements of applicable state underground injection control programs and their permits.

On June 26, 2009, the United States House of Representatives approved adoption of the American Clean Energy and Security Act of 2009 (“ACESA”), also known as the “Waxman-Markey cap-and-trade legislation”.  On November 5, 2009 the Senate Committee on Environment and Public Works approved the “Clean Energy Jobs and American Power Act of 2009,” authored by John Kerry and Barbara Boxer, that is similar in many ways to ACESA.  One of the purposes of these bills is to control and reduce emissions of greenhouse gases in the United States.  These bills would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% to 20% (from 2005 levels) by 2020, and by over 80% by 2050.  Under these bills, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.  The number of emission allowances issued each year would decline as necessary to meet the overall emission reduction goals of the bills.  As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.  The net effect of these bills would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. President Obama has indicated that he is in support of the adoption of legislation such as the two bills discussed above, and the White House is expending significant efforts to push for the legislation.

Two recent court decisions, one before the United States Second Circuit Court of Appeals and one before the United States Fifth Circuit Court of Appeals have allowed GHG related cases to proceed.  In the first case, Connecticut v. American Electric Power, the Second Circuit ruled that several states and other plaintiffs could continue a suit to impose GHG reductions on several utility defendants, concluding that a political question and standing objections of the defendants did not prohibit the suit from going forward.  The Fifth Circuit, in Comer v. Murphy Oil, ruled that plaintiffs could similarly pursue a damage suit and the political question did not prohibit the suit.  This case involves claims by plaintiffs who suffered damages from Hurricane Katrina that are seeking to recover damages from certain GHG emitters asserting their emissions contributed to their increased damages.  In another case filed in the State District Court in Austin, Texas on October 6, 2009, a citizens group sued the Texas Commission on Environmental Quality (“TCEQ”) asserting that the agency was required to regulate carbon dioxide emissions from parties applying for permits under the Texas Clean Air Act.  The result of this lawsuit could impose additional regulations on our operations, if the Texas courts require the TCEQ to regulate carbon dioxide and perhaps other GHGs, such as methane, and these rules are applied to our operations in Texas.  We may be subject to the EPA GHG monitoring and reporting rule, and potentially new EPA permitting rules if adopted to apply GHG permitting obligations and emissions limitations under the federal Clean Air Act.  Even if no federal greenhouse gas regulations are enacted, or if the EPA issues regulations, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of greenhouse gases.  Several multi-state programs have been developed or are in the process of being developed: the Regional Greenhouse Gas Initiative involving 10 Northeastern states, the Western Climate Initiative involving seven western states, and the Midwestern Greenhouse Gas Reduction Accord involving seven states.  The latter two programs have several other states acting as observers and they may join one of the programs at a later date.  Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, however we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation.  We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2010.  Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2011.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2010.

Name	Age	Position
Nicholas C. Taylor	72	President and Chief Executive Officer
Tamala L. McComic	41	Executive Vice President, Treasurer, Assistant Secretary and Chief Financial Officer
Donna Gail Yanko	65	Vice President and Secretary

Set forth below is a description of the principal occupations during at least the past five years of each executive officer of the Company.

Nicholas C. Taylor was elected Chief Executive Officer, President, Treasurer and Director of the Company in April 1983 and continues to serve as Chief Executive Officer, President and Director on a part time basis, as required.  Mr. Taylor served as Treasurer until March 1999.  From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities.  In November 2005 he was appointed by the Speaker of the House to the Texas Ethics Commission and served until February 2010.

Donna Gail Yanko was appointed to the position of Vice President of the Company in 1990.  She has also served as Corporate Secretary since 1992 and from 1986 to 1992 was Assistant Secretary.  From 1986 to the present, on a part-time basis, she has assisted the President of the Company in his personal business activities.  Ms. Yanko also served as a director of the Company from 1990 to 2008.

Tamala L. McComic, a Certified Public Accountant, became Controller for the Company in July 2001 and was elected Executive Vice President and Chief Financial Officer in July 2009.  She served the Company as Vice President and Chief Financial Officer from 2003 to 2009.  Prior thereto, Ms. McComic was appointed Treasurer and Assistant Secretary of the Company.

Employees

As of March 31, 2010, we had two full-time and four part-time employees.  We believe that relations with these employees are generally satisfactory.  From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.

Office Facilities

We maintain our principal offices at 214 W. Texas Avenue, Suite 1101, Midland, Texas pursuant to a month to month lease.

Access to Company Reports

Mexco Energy Corporation files annual, quarterly and current reports, proxy statements and other information with the Security Exchange Commission (“SEC”).  You may obtain a copy of any materials we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains an internet website (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers, including Mexco, file electronically with the SEC.

Mexco also employs the Public Register’s Annual Report Service which can provide you a copy of our annual report at www.prars.com, free of charge, as soon as practicable after providing such report to the SEC.

We also maintain an internet website at www.mexcoenergy.com.  In the Investor Relations section, our website contains our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC.  Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.  Additionally, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating Committee are posted on our website.  Any of these corporate documents as well as any of the SEC filed reports are available in print free of charge to any stockholder who requests them.  Requests should be directed to our corporate Assistant Secretary by mail to P.O. Box 10502, Midland, Texas 79702 or by email to mexco@sbcglobal.net.

ITEM 1A.  RISK FACTORS

There are many factors that affect our business and results of operations, some of which are beyond our control.  The following is a description of some of the important factors that may cause results of operations in future periods to differ materially from those currently expected or desired.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure.  Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as future production, oil and gas prices, operating costs, development costs and remedial costs, all of which may vary considerably from actual results.  As a result, estimates of the economically recoverable quantities of oil and gas and of future net cash flows expected therefrom may vary substantially. Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.  As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on a twelve month un-weighted first-day-of-the-month average oil and gas prices for the twelve months prior to the date of the report.  Actual future prices and costs may be materially higher or lower.

An increase in the differential between NYMEX and the reference or regional index price used to price our oil and gas would reduce our cash flow from operations.

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors.  The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”).  The difference between the benchmark price and the price we receive is called a differential.  Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations.  Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas.  During fiscal 2010, differentials averaged $3.43 per Bbl of oil and $0.21 per Mcf of gas.  Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

Approximately 40% of our total estimated net proved reserves at March 31, 2010 were undeveloped, and those reserves may not ultimately be developed.

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

We may not be able to fund the capital expenditures that will be required for us to increase reserves and production.

We must make capital expenditures to develop our existing reserves and to discover new reserves.  Historically, we have used our cash flow from operations and borrowings under our revolving credit facility to fund our capital expenditures and we expect to continue to do so in the future.

Volatility in oil and gas prices, the timing of our drilling programs and drilling results will affect our cash flow from operations.  Lower prices and/or lower production will also decrease revenues and cash flow, thus reducing the amount of financial resources available to meet our capital requirements, including reducing the amount available to pursue our drilling opportunities.  If our cash flow from operations does not increase as a result of planned capital expenditures, a greater percentage of our cash flow from operations will be required for debt service and operating expenses and our planned capital expenditures would, by necessity, be decreased.

The borrowing base under our credit facility will be determined from time to time by the lender.  Reductions in estimates of oil and gas reserves could result in a reduction in the borrowing base, which would reduce the amount of financial resources available under the credit facility to meet our capital requirements.  Such a reduction could be the result of lower commodity prices and/or production, inability to drill or unfavorable drilling results, changes in oil and gas reserve engineering, the lenders’ inability to agree to an adequate borrowing base or adverse changes in the lenders’ practices regarding estimation of reserves.

If cash flow from operations or our borrowing base decrease for any reason, our ability to undertake exploration and development activities could be adversely affected.  As a result, our ability to replace production may be limited.  In addition, if the borrowing base under the credit facility is reduced, we would be required to reduce our borrowings under the credit facility so that such borrowings do not exceed the borrowing base.  This could further reduce the cash available to us for capital spending and, if we did not have sufficient capital to reduce our borrowing level, we may be in default under the credit facility.

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

Nicholas C. Taylor beneficially owns approximately 46% of the outstanding shares of our common stock.  Mr. Taylor is also our President and Chief Executive Officer.  As a result, Mr. Taylor has significant influence in matters voted on by our shareholders, including the election of our Board members.  Mr. Taylor participates in all facets of our business and has a significant impact on both our business strategy and daily operations.  The retirement, incapacity or death of Mr. Taylor, or any change in the power to vote shares beneficially owned by Mr. Taylor, could result in negative market or industry perception and could have an adverse effect on our business.

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

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues.

    Legislation has been introduced in the U.S. Congress to amend the federal SDWA to subject hydraulic fracturing operations to regulation under the SDWA and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells particularly in unconventional resource plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate gas and, to a lesser extent, oil production. The proposed legislation, if adopted, could establish an additional level of regulation and permitting of hydraulic fracturing operations at the federal level.  Any such added regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of natural gas and oil, which could adversely affect our revenues and results of operations.

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

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

    The current administration has proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted or how soon any such changes could become effective.  The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

A financial crisis may impact our business and financial condition and it may adversely impact our ability to obtain funding under our revolving credit facility or in the capital markets.

    The credit crisis and related turmoil in the global financial systems have had an impact on our business and our financial condition.  An economic crisis could reduce the demand for oil and natural gas and put downward pressure on the prices for oil and natural gas.  Historically, we have used our cash flow from operations and borrowings under our revolving credit facility to fund our capital expenditures.  In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations.

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

As of March 31, 2010, our executive officers and directors beneficially owned approximately 52% of our common stock.  These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

We will continue to incur increased costs as a result of operating as a public company.

As a public company we incur legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (“SOX”), together with rules implemented by the SEC and applicable market regulators.  These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance requirements.  Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Failure of the Company's internal control over financial reporting could harm its business and financial results.

The management of Mexco is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect Mexco's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  As of March 31, 2010, we had interests in 2,400 gross (24 net) oil and gas wells and owned leasehold interests in approximately 277,699 gross (3,331 net) acres.

Oil and Natural Gas Reserves

In December 2008, the SEC approved revisions to modernize the oil and gas reserves reporting requirements.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  We adopted the new rules effective March 31, 2010.

In accordance with the new guidelines, the average prices used in computing reserves at March 31, 2010 were $66.21 per bbl of oil and $3.77 per mcf of natural gas, based on the 12-month average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2010.  Reserves for fiscal 2009 and 2008 were based on pricing posted on March 31, 2009 and March 31, 2008 based on the oil and gas disclosure requirements effective during those periods.  Prices used for fiscal 2009 and 2008 were $42.12 and $96.61 per bbl of oil and $3.13 and $8.70 per mcf of natural gas, respectively. If we had used the March 31, 2010 prices in our fiscal 2010 calculations as in previous years, our total reserves would have decreased 52,000 Mcfe.

For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company’s consolidated financial statements.

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2010, 2009 and 2008 is based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants, based in Midland, Texas (“Neal and Associates”) and is filed as Exhibit 99 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC.  As stated above, Mexco retained Neal and Associates to prepare estimates of our oil and gas reserves.  Management works closely with this firm, and is responsible for providing accurate operating and technical data to it.  Our Chief Financial Officer reviews the final reserves estimate and, if necessary, discusses the process used and findings with Mr. Neal.  Mr. Neal is primarily responsible for overseeing the preparation of the reserve estimates and holds a bachelor’s degree in mechanical engineering (petroleum option), is a member of the Society of Petroleum Engineers and has over 50 years of experience in the oil and gas industry.  Numerous uncertainties exist in estimating quantities of proved reserves.  Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available.  Furthermore, estimates of oil and gas reserves are projections based on engineering data.  There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

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

The prices used to calculate our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties.  Actual future prices and costs may be materially higher or lower than those as of the date of the estimate.  The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.  Except to the extent that we acquire additional properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced.

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2010, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.  Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production.

Our estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves in the periods ended March 31 are summarized below.

PROVED RESERVES

		March 31,
	2010	2009	2008
Oil (Bbls):
Proved developed – Producing	138,431	78,959	117,874
Proved developed – Non-producing	3,549	32,732	3,754
Proved undeveloped	98,088	95,694	95,599
Total	240,068	207,385	217,227

Natural gas (Mcf):
Proved developed – Producing	3,952,172	4,326,857	3,954,269
Proved developed – Non-producing	1,065,170	1,662,641	1,096,174
Proved undeveloped	3,388,248	3,487,579	2,806,179
Total	8,405,590	9,477,077	7,856,622

Total net proved reserves (Mcfe)	9,845,998	10,721,387	9,159,984

PV-10 Value (1)	$18,085,370	$14,348,450	$40,899,620
Present value of future income tax discounted at 10%	(3,925,370)	(2,840,450)	(8,401,620)
Standardized measure of discounted future net cash flows (2)	$14,160,000	$11,508,000	$32,498,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$3.78	$3.13	$8.70
Oil (per Bbl)	$66.21	$42.12	$96.61

(1)
The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure.  PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes.  Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies.  We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

(2)
In accordance with SEC requirement, the standardized measure of discounted future net cash flows for 2010 was computed by applying 12-month average prices for oil and gas during fiscal 2010 to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The standardized measure of discounted future net cash flows for 2009 and 2008 was computed by applying year-end prices of oil and gas.  The estimated future net cash flows are then discounted using a rate of 10%.

(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials.

Oil and gas prices significantly impact the calculation of the PV-10 and the standardized measure of discounted future net cash flows.  The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company's proved reserves.  An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.  Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  The 10% discount factor used to calculate present value, which is required by Financial Accounting Standard Board pronouncements, may not necessarily be the most appropriate discount rate.  The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections.  Wells that are completed in more than one producing zone are counted as one well.  The following table indicates our productive wells as of March 31, 2010:
	Gross	Net
Oil	1,414	13
Gas	986	11
Total Productive Wells	2,400	24

The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2010:

	Developed Acres
	Gross	Net
Texas	142,595	2,924
Oklahoma	39,852	168
New Mexico	19,197	147
Louisiana	29,730	36
Kansas	8,520	24
North Dakota	24,919	21
Montana	7,868	5
Wyoming	3,578	5
Colorado	1,120	1
Arkansas	320	-
Total	277,699	3,331

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  A gross acre is an acre in which an interest is owned.  A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one.  The number of net acres is the sum of the fractional interests owned in gross acres.  As of March 31, 2010, we own approximately 1,477 gross and 737 net acres of material undeveloped acreage located in Texas.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	-	-	2	.28	4	.56
Nonproductive	-	-	-	-	1	.09
Total	-	-	2	.28	5	.65

Development Wells
Productive	21	.25	12	.55	27	.42
Nonproductive	2	.01	-	-	1	.06
Total	23	.26	12	.55	28	.48

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:
	Year Ended March 31,
	2010	2009	2008
Oil (a):
Production (Bbls)	18,036	17,065	17,504
Revenue	$1,194,500	$1,403,076	$1,348,725
Average Bbls per day	49	47	48
Average sales price per Bbl	$66.23	$82.22	$77.05
Gas (b):
Production (Mcf)	545,991	542,099	379,048
Revenue	$2,026,263	$3,473,551	$2,539,230
Average Mcf per day	1,496	1,485	1,038
Average sales price per Mcf	$3.71	$6.41	$6.70
Production cost:
Production cost	$1,054,224	$1,195,584	$1,240,305
Equivalent Mcf (c)	654,207	644,489	484,072
Production cost per equivalent Mcf	$1.61	$1.86	$2.56
Production cost per sales dollar	$0.33	$0.25	$0.32
Total oil and gas revenue	$3,220,763	$4,876,627	$3,887,995

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Oil production is converted to equivalent mcf at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ITEM 3.  LEGAL PROCEEDINGS

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.  We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

ITEM 4.  RESERVED

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In September 2003, our common stock began trading on the American Stock Exchange under the symbol “MXC”.  Prior to September 2003, the Company’s common stock was traded on the over-the-counter bulletin board market under the symbol “MEXC”.  The registrar and transfer agent is Computershare Trust Company N.A., 250 Royall Street, Canton, Massachusetts, 02021 (Tel: 800-962-4284).  The following table sets forth certain information as to the high and low sales price quoted for Mexco’s common stock on the American Stock Exchange.

		High	Low
2010:
	April - June 2009	$17.17	$9.64
	July - September 2009	14.00	10.00
	October - December 2009	13.50	8.57
	January - March 2010	10.63	7.20

2009:
	April - June 2008	$49.40	$4.21
	July - September 2008	37.56	17.01
	October - December 2008	16.11	8.08
	January - March 2009	13.88	5.32

           On June 14, 2010, the closing price was $8.10.

Stockholders

As of March 31, 2010, we had approximately 2,003,866 shares issued and 1,222 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plans as of March 31, 2010, each of which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
1997 Plan	350,000	65,000	$ 5.75	-
2004 Plan	375,000	42,500	$ 6.56	-
2009 Plan	200,000	-	-	200,000
Total	925,000	107,500	$ 5.94	200,000

Issuer Repurchases

In June 2006, the board of directors authorized the use of up to $250,000 in addition to a prior authorization of $250,000 to repurchase shares of our common stock for the treasury account.  There were no shares of our common stock repurchased for the treasury account during fiscal 2010 and 2009.  During fiscal 2008, we repurchased 24,475 shares at an aggregate cost of $ 119,093.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

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

Liquidity and Capital Resources and Commitments

Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.  Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure our revolving line of credit.  In previous fiscal years, we have obtained additional financing for prospects by selling fractional working interests to industry partners at prices in excess of our cost.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing primarily gas properties and secondarily oil properties with potential for long-lived production.

 In fiscal 2010, we primarily used cash provided by operations ($1,163,151) to fund oil and gas property acquisitions and development ($901,156) and reduce long term debt ($775,000).  We had working capital of $478,394 as of March 31, 2010 compared to working capital of $221,989 as of March 31, 2009, an increase of $256,405.  This was mainly a result of a decrease in accounts payable and accrued expenses.

Effective July 1, 2008, we purchased a well with equipment for $95,000 in Loving County, Texas which produces from the Lower Cherry Canyon section.  We are acting as operator, re-entered the well and constructed a pipeline for transmission and sales of natural gas.  Our share of the costs for our 50.2% working interest through March 2010 is approximately $290,000.  This well was completed and put on production in July 2009.

We currently hold royalty interests in an aggregate of 522 acres in the Newark East (Barnett-Shale) Field of Tarrant County, Texas.  This acreage has 9 producing horizontal natural gas wells, 3 proven undeveloped well locations and 6 additional potential drill sites.  We subsequently purchased additional royalties in this acreage on March 31, 2009 for approximately $49,000.

We currently hold royalty interests in 122 mineral acres in Tarrant County, Texas.  As of March 31, 2009, there were 3 horizontal wells on this acreage producing natural gas into a sales pipeline.  In April 2009, 2 additional wells were completed and began producing natural gas.  In July 2009, an additional well was completed and put on production.

During the third quarter of fiscal 2010, a joint venture in which we are a working interest partner drilled and completed 5 infill wells on a 640 acre lease in Andrews County, Texas.  This property originally consisted of over 40 wells producing from the proved Clearfork and San Andres formations.  Our share of the costs to drill and complete these 5 wells through March 2010 for our working interest ranging from .4% to .7% was approximately $22,000.

During the second half of fiscal 2010, a joint venture in which we are a working interest partner drilled and completed 4 development wells on a 320 acre lease in the Brahaney Field in Yoakum County, Texas.  This property originally consisted of 1 well producing from the proved San Andres formation.  Our share of the costs to drill and complete these 4 wells through March 2010 for our 3.75% working interest was approximately $95,000.

During the fourth quarter of fiscal 2010, a joint venture in which we are a working interest partner drilled and completed 3 infill wells on a 960 acre lease in Reagan County, Texas.  This joint venture originally consisted of 9 wells producing from the proved Spraberry and Dean formations.  Our share of the costs to drill and complete these 3 wells through March 2010 for our 3.75% working interest was approximately $96,000.

Also during the fourth quarter of fiscal 2010, another joint venture in which we are a working interest partner drilled and completed 2 infill wells on a 3,330 acre lease in Reagan County, Texas.  This joint venture originally consisted of 33 wells producing from the proved Spraberry, Dean and Wolfcamp formations.  Our share of the costs to drill and complete these 2 wells through March 2010 for our 3.35% working interest was approximately $64,000.

Effective January 1, 2010, we purchased from Tom Craddick, a member of our Board of Directors, an additional 5% working interest before payout (3.75% after payout) in our well in Ward County, Texas for a purchase price of approximately $78,000.  Mexco now has a total working interest of 30.5% before payout (22.875% after payout) in this well.

We continue to focus our efforts on the acquisition of royalties in areas with significant development potential.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility.  See Note 4 of Notes to Consolidated Financial Statements for a description of our revolving credit agreement with Bank of America, N.A.

Crude oil and natural gas prices have fluctuated significantly in recent years.  During the second quarter of fiscal 2009, oil and gas prices began trending downward, while drilling, completion and operating costs remained high.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $45.82 per bbl in April 2009 to a high of $83.45 per bbl in March 2010. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.84 per MMBtu in September 2009 to a high of $7.51 per MMBtu in January 2010.  On March 31, 2010 the WTI posted price for crude oil was $83.45 per bbl and the Henry Hub spot price for natural gas was $3.93 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Net income was $400,839 for the year ended March 31, 2010, a 66% decrease from $1,170,570 for the year ended March 31, 2009.

Oil and gas sales.  Revenue from oil and gas sales was $3,220,763 for the year ended March 31, 2010, a 34% decrease from $4,876,627 for the year ended March 31, 2009.  This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.  Average oil prices were $66.23 per bbl in fiscal 2010, a 19% decrease from $82.22 per bbl in fiscal 2009.  Average gas prices were $3.71 per mcf in fiscal 2010, a 42% decrease from $6.41 per mcf in fiscal 2009.

Production and exploration.  Oil and gas production quantities were 18,036 bbls and 545,991 mcf in fiscal 2010 and 17,065 bbls and 542,099 mcf in fiscal 2009, an increase of 6% in oil production and 1% in gas production.  Production costs were $1,054,224 in fiscal 2010, a 12% decrease from $1,195,584 in fiscal 2009. This was primarily the result of a decrease in production taxes due to the decrease in oil and gas sales.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $1,113,141 in fiscal 2010, a 6% increase from $1,046,120 in fiscal 2009, primarily due to an increase to the full cost pool amortization base, an increase in production and a decrease in reserves.

General and administrative expenses.  General and administrative expenses were $870,558 for the year ended March 31, 2010, a 1% decrease from $876,756 for the year ended March 31, 2009.  This was due to a decrease in consulting services and salaries partially offset by an increase in legal fees in preparation of the Form S-8 to register shares that may be issued under the Company’s 2009 Employee Incentive Stock Plan.

Interest expense.  Interest expense was $33,082 in fiscal 2010, a 60% decrease from $81,961 in fiscal 2009 due to a decrease in borrowings and interest rate.

Income taxes.  There was an income tax benefit of $257,235 in fiscal 2010 compared to an income tax expense of $528,262 in fiscal 2009. This 2010 benefit was primarily a result of a change in estimate related to the statutory depletion carryforward upon completion of the 2008 tax return.

Fiscal 2009 Compared to Fiscal 2008

Net income was $1,170,570 for the year ended March 31, 2009, a 64% increase from $713,644 for the year ended March 31, 2008.

Oil and gas sales.  Revenue from oil and gas sales was $4,876,627 for the year ended March 31, 2009, a 25% increase from $3,887,955 for the year ended March 31, 2008.  This increase was attributable to an increase in oil price and gas production partially offset by a decrease in gas prices and oil production.  Average oil prices were $82.22 per bbl in fiscal 2009, a 7% increase from $77.05 per bbl in fiscal 2008.  Average gas prices were $6.41 per mcf in fiscal 2009, a 4% decrease from $6.70 per mcf in fiscal 2008.

Production and exploration.  Oil and gas production quantities were 17,065 bbls and 542,099 mcf for the year ended March 31, 2009 and 17,504 bbls and 379,048 mcf for the year ended March 31, 2008, an increase of 43% in gas production and a 3% decrease in oil production.  Production costs were $1,195,584 for the year ended March 31, 2009, a 4% decrease from $1,240,305 for the year ended March 31, 2008.  This was primarily a result of a 67% decrease in repairs and maintenance to operated wells in the El Cinco field offset by increased production and ad valorem taxes due to the increase in oil and gas sales and gas production.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $1,046,120 in fiscal 2009, a 34% increase from $779,618 in fiscal 2008 primarily due to an increase in production and an increase in the full cost pool amortization base partially offset by an increase in gas reserves.

General and administrative expenses.  General and administrative expenses were $876,756 for the year ended March 31, 2009, a 7% increase from $821,786 for the year ended March 31, 2008.  This was primarily a result of an increase in salaries.

Interest expense.  Interest expense was $81,961 in fiscal 2009, a 22% decrease from $105,312 in fiscal 2008 due to a decrease in average borrowings and interest rates.

Income taxes.  Income tax expense was $528,262 for the year ended March 31, 2009, an increase from $217,594 for the year ended March 31, 2008.  This increase was attributable to our increased income.

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

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of March 31, 2010:

	Payments due in (1):
	Total	less than 1 year	1 -3 years	3 years
Contractual obligations:
Secured bank line of credit	$700,000	$-	$700,000	$-

(1)        Does not include estimated interest of $19,300 less than 1 year and $57,800 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Other Matters

Critical Accounting Policies and Estimates

In preparing financial statements, management makes informed judgments, estimates and assumptions and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, income taxes, fair value and determination of proved reserves.  Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

Ceiling Test.  Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter.  The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties.  That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties.  If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings.  This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings.

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

Estimates of our proved reserves are based on the quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.  Our reserve estimates and the projected cash flows are derived from these reserve estimates, in accordance with SEC guidelines by an independent engineering firm based in part on data provided by us.  The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgment of the persons preparing the estimate.  Estimates prepared by other third parties may be higher or lower than those included herein.  Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered.  In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

It should not be assumed that the present value of future net cash flows is the current market value of our estimated proved reserves.  In accordance with new SEC requirements, the cost ceiling represents the present value (discounted at 10%) of net cash flows from sales of future production using the average price over the prior 12-month period.

The estimates of proved reserves materially impact DD&A expense.  If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income.  Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost projects.

Use of Estimates.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.  In addition, significant estimates are used in determining year end proved oil and gas reserves.  Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates.  The estimate of our oil and natural gas reserves, which is used to compute DD&A and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

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

Recent Accounting Pronouncements

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting.  The revised rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies.  In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that aligns the FASB's oil and gas reserve estimation and disclosure requirements with the new SEC rule revisions.  The accounting standards revised the definition of proved reserves to permit consideration of new technologies in evaluating oil and natural gas reserves; require the use of an average price based on the prior twelve month period rather than year-end prices; permit the disclosure of probable and possible oil and gas reserves; require the reporting of the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates; and, revise the disclosure requirements for oil and gas operations.  The final rules and new guidance are effective for fiscal years ending on or after December 31, 2009.  Mexco adopted these requirements as of this filing and the results of the adoption are contained herein.

In May 2009, the FASB issued guidance on Subsequent Events (“ASC Topic 855”).  This guidance sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Mexco adopted this guidance as of the quarter ended June 30, 2009 with no impact to its financial statements.  In February 2010, the FASB issued an update to ASC Topic 855.  Among other provisions, this update provides that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated.  We adopted the provisions of this update as of its effective date of February 24, 2010. There was no impact on our operating results, financial position or cash flows.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification changes the referencing and organization on financial standards and was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As codification is not intended to change the existing accounting guidance, its adoption did not have an impact on our financial statements.

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

In September 2009, the FASB issued an update to Extractive Activities-Oil and Gas which makes a technical correction to an SEC Observer comment in EITF 90-22, “Accounting for Gas-Balancing Arrangements”.  The update amends paragraph 932-10-S99-5 of the Codification regarding the accounting and disclosures for gas balancing arrangements because the SEC staff has not taken a position on whether the entitlements method or sales method is preferable for gas-balancing arrangements that do not meet the definition of a derivative.  The update included an instruction that public companies must account for all significant gas imbalances consistently using one accounting method.  Both the method and any significant amount of imbalances in units and value should be disclosed in regulatory filings.  With the entitlements method, sales revenue is recognized to the extent of each well partner’s proportionate share of gas sold regardless of which partner sold the gas.  Under the sales method, sales revenue is recognized for all gas sold by a partner even if the partner’s ownership is less than 100% of the gas sold.  We utilize the sales method to account for gas production volume imbalances.  There are currently no material gas imbalances.

In January 2010, the FASB issued new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for Mexco beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning April 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have any effect on the financial statements.

In February 2010, the FASB issued an update to various topics, which eliminated outdated provisions and inconsistencies in the Codification, and clarified certain guidance to reflect the FASB’s original intent.  The update is effective for the first reporting period, including interim periods, beginning after issuance of the update, except for the amendments affecting embedded derivatives and reorganizations. In addition to amending the Codification, the FASB made corresponding changes to the legacy accounting literature to facilitate historical research.  These changes are included in an appendix to the update.  We will adopt the update effective April 1, 2010, and management does expect the adoption to have a significant impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.  At March 31, 2010, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  On March 31, 2010 we had an outstanding loan balance of $700,000 under our $5.0 million revolving credit agreement, which bears interest at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.5 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $7,000 based on borrowings at March 31, 2010.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At March 31, 2010, our largest credit risk associated with any single purchaser was $95,115.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At March 31, 2010, our largest credit risk associated with any working interest partner was $16,567. We have not experienced any significant credit losses.

Energy Price Risk.  Our most significant market risk is the pricing for natural gas and crude oil.  Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries. Declines in oil and natural gas prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results.  Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our acquisition, exploration and development activities. In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time.  See Critical Accounting Policies and Estimates — Ceiling Test under Item 7 of this report on Form 10-K. Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically.  Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by one dollar per barrel for fiscal 2010, our oil and gas revenue would have changed by $18,036.  If the average gas price had increased or decreased by one dollar per mcf for fiscal 2010, oil and gas revenue would have changed by $545,991.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F1 through F19 hereof and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our principal executive officer and principal financial officer evaluate the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2010.  Based on this evaluation, such officers have concluded that the disclosure controls and procedures as of March 31, 2010 are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Mexco Energy Corporation Board of Directors”, “Names Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement Of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 14, 2010 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2010, which is incorporated herein by reference.

The information required by this item with respect to executive officers of the Company is also set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation”, and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Employee Incentive Stock Option Plans”, and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors”, and is hereby incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement under the caption “Audit Fees and Services”, and is hereby incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements.  For a list of the consolidated financial statements filed as part of this Form 10-K, see the “Index to Consolidated Financial Statements” set forth on page F1 of this report.

Financial Statement Schedules.  All schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

Exhibits.  For a list of the exhibits required by this Item and accompanying this Form 10-K see the “Index to Exhibits” set forth on page F19 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	President and Chief Executive Officer		Executive Vice President and
Chief Financial Officer

Dated:  June 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 29, 2010, by the following persons on behalf of the Registrant and in the capacity indicated.

/s/       Nicholas C. Taylor
Nicholas C. Taylor
Chief Executive Officer, President and Director

/s/       Tamala L. McComic
Tamala L. McComic
Chief Financial Officer, Executive Vice President,
Treasurer and Assistant Secretary

/s/       Thomas R. Craddick
Thomas R. Craddick
Director

/s/       Thomas Graham, Jr.
Thomas Graham, Jr.
Chairman of the Board of Directors

/s/       Arden Grover
Arden Grover
Director

/s/       Paul G. Hines
Paul G. Hines
Director

/s/       Jack D. Ladd
Jack D. Ladd
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

Exploitation.  The continuing development of a known producing formation in a previously discovered field.  To make complete or maximize the ultimate recovery of oil or natural gas from the field by work including development wells, secondary recovery equipment or other suitable processes and technology.

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

PV-10.  When used with respect to oil and natural gas reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses except for specific general and administrative expenses incurred to operate the properties, discounted to a present value using an annual discount rate of 10%.

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

Standardized measure of discounted future net cash flows.  The discounted future net cash flows relating to proved reserves based on prices used in estimating the reserves, year-end costs, and statutory tax rates, and a 10% annual discount rate.  The information for this calculation is included in the note regarding disclosures about oil and gas reserve data contained in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiary as of March 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted the new oil and gas reserve estimation and disclosure requirements as of March 31, 2010.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 29, 2010

Mexco Energy Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$160,439	$223,583
Accounts receivable:
Oil and gas sales	538,444	351,040
Trade	63,455	164,834
Related parties	55	1,687
Prepaid costs and expenses	17,161	36,610
Total current assets	779,554	777,754

Property and equipment, at cost
Oil and gas properties, using the full cost method	27,353,016	26,735,778
Other	76,161	61,362
	27,429,177	26,797,140

Less accumulated depreciation, depletion and amortization	14,179,156	13,066,014
Property and equipment, net	13,250,021	13,731,126
	$14,029,575	$14,508,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$301,160	$555,765

Long-term debt	700,000	1,400,000
Asset retirement obligations	486,305	440,011
Deferred income tax liabilities	902,757	1,185,494

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,003,866 and 1,962,616 shares issued; 1,919,866 and 1,878,616 shares outstanding as of March 31, 2010 and 2009, respectively	1,001,933	981,308

Additional paid-in capital	5,907,899	5,617,620
Retained earnings	5,156,138	4,755,299
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)
Total stockholders' equity	11,639,353	10,927,610
	$14,029,575	$14,508,880

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended March 31,

	2010	2009	2008
Operating revenues:
Oil and gas	$3,220,763	$4,876,627	$3,887,955
Other	24,993	49,366	11,453
Total operating revenues	3,245,756	4,925,993	3,899,408

Operating expenses:
Production	1,054,224	1,195,584	1,240,305
Accretion of asset retirement obligation	31,625	28,578	26,262
Depreciation, depletion and amortization	1,113,141	1,046,120	779,618
General and administrative	870,558	876,756	821,786
Total operating expenses	3,069,548	3,147,038	2,867,971

Operating profit	176,208	1,778,955	1,031,437

Other income (expenses):
Interest income	478	1,838	5,113
Interest expense	(33,082)	(81,961)	(105,312)

Net other expense	(32,604)	(80,123)	(100,199)

Earnings before provision for income taxes	143,604	1,698,832	931,238

Income tax expense (benefit):
Current	25,502	539,048	-
Deferred	(282,737)	(10,786)	217,594
	(257,235)	528,262	217,594

Net income	$400,839	$1,170,570	$713,644

Earnings per common share:
Basic:	$0.21	$0.63	$0.40
Diluted:	$0.21	$0.61	$0.40

Weighted average common shares outstanding:
Basic:	1,888,070	1,846,394	1,767,777
Diluted:	1,929,588	1,934,235	1,773,049

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2007	$920,183	$(307,524)	$4,291,892	$2,871,085	$7,775,636

Net income	-	-	-	713,644	713,644
Purchase of stock	-	(119,093)	-	-	(119,093)
Issuance of stock through
options exercised	500	-	3,500	-	4,000
Stock based compensation	-	-	85,877	-	85,877
Balance at March 31, 2008	$920,683	$(426,617)	$4,381,269	$3,584,729	$8,460,064

Net income	-	-	-	1,170,570	1,170,570
Issuance of stock through
options exercised	60,625	-	642,615	-	703,240
Excess tax benefits from
stock-based compensation	-	-	539,048	-	539,048
Stock based compensation	-	-	54,688	-	54,688
Balance at March 31, 2009	$981,308	$(426,617)	$5,617,620	$4,755,299	$10,927,610

Net Income	-	-	-	400,839	400,839
Issuance of stock through
options exercised	20,625	-	238,747	-	259,372
Excess tax benefit from
stock-based compensation	-	-	25,502	-	25,502
Stock based compensation	-	-	26,030	-	26,030
Balance at March 31, 2010	$1,001,933	$(426,617)	$5,907,899	$5,156,138	$11,639,353

SHARE ACTIVITY
		2010	2009	2008
Common stock shares, issued:
At beginning of year		1,962,616	1,841,366	1,840,366
Issued		41,250	121,250	1,000
At end of year		2,003,866	1,962,616	1,841,366

Common stock shares, held in treasury:
At beginning of year		(84,000)	(84,000)	(59,525)
Acquisitions		-	-	(24,475)
At end of year		(84,000)	(84,000)	(84,000)

Common stock shares,
outstanding at end of year		1,919,866	1,878,616	1,757,366

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended March 31,

	2010	2009	2008
Cash flows from operating activities:
Net income	$400,839	$1,170,570	$713,644
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(282,737)	(10,786)	217,594
Excess tax benefit from share based payment arrangement	(25,502)	(539,048)	(1,100)
Stock-based compensation	26,030	54,688	85,877
Depreciation, depletion and amortization	1,113,141	1,046,120	779,618
Accretion of asset retirement obligations	31,625	28,578	26,262
Other	(8,295)	(4,135)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(84,393)	355,960	(411,139)
(Increase) decrease in prepaid expenses	19,449	(14,548)	43,924
Increase in income taxes payable	25,502	539,048	-
(Decrease) increase in accounts payable and accrued expenses	(52,508)	167,932	20,084
Net cash provided by operating activities	1,163,151	2,794,379	1,474,764

Cash flows from investing activities:
Additions to oil and gas properties	(901,156)	(2,937,939)	(3,060,194)
Additions to other property and equipment	(14,800)	-	(9,950)
Proceeds from investment in GazTex, LLC	-	18,700	-
Proceeds from sale of oil and gas properties and equipment	104,787	2,538	40,453
Net cash used in investing activities	(811,169)	(2,916,701)	(3,029,691)

Cash flows from financing activities:
Acquisition of treasury stock	-	-	(119,093)
Proceeds from exercise of stock options	259,372	703,240	4,000
Reduction of long-term debt	(775,000)	(2,849,521)	(525,000)
Proceeds from long-term debt	75,000	1,649,521	2,425,000
Excess tax benefit from share based payment arrangement	25,502	539,048	1,100
Net cash (used in) provided by financing activities	(415,126)	42,288	1,786,007

Net (decrease) increase in cash and cash equivalents	(63,144)	(80,034)	231,080

Cash and cash equivalents at beginning of period	223,583	303,617	72,537

Cash and cash equivalents at end of period	$160,439	$223,583	$303,617

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,535	$89,490	$97,163
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$20,599	$38,247	$36,729
Percentage of royalty interest purchase issued as payment for finder’s fee	$-	$31,863	$46,250

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiary, Forman Energy Corporation (a New York corporation) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”).  Most of the Company’s oil and gas interests are centered in West Texas; however, we own producing properties and undeveloped acreage in ten states.  Although most of our oil and gas interests are operated by others, we operate several properties in which we own an interest.

2.  Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiary.  All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

Estimates and Assumptions.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.  In addition, significant estimates are used in determining year end proved oil and gas reserves.  Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates.  The estimate of our oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

Cash and Cash Equivalents.  We consider all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents.  We maintain our cash in bank deposit accounts and money market funds, some of which are not federally insured.  At March 31, 2010, we had the majority of our cash and cash equivalents with one financial institution.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk.

Accounts Receivable.  Our accounts receivable include trade receivables from joint interest owners and oil and gas purchasers.  Credit is extended based on an evaluation of a customer's financial condition and, generally, is uncollateralized.  Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed.  The collectability of receivables is assessed and an allowance is made for any doubtful accounts.  The allowance for doubtful accounts is determined based on our previous loss history.  We have not experienced any significant credit losses.  As of March 31, 2010, no allowance has been made for doubtful accounts.

Oil and Gas Properties.  Oil and gas properties are accounted for using the full cost method of accounting.  Under this method of accounting, the costs of unsuccessful, as well as successful, acquisition, exploration and development activities are capitalized as property and equipment.  This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities.  The carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the ARO when incurred.  Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties.

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

Accounting for Long-Lived Assets.  The Company reviews property and equipment for impairment whenever indicators of impairment are present to determine if the carrying amounts exceed the estimated future net cash flows to be realized. Impairment losses are recognized based on the estimated fair value of the asset.

Ceiling Test.  Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties.  That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; and, as of fiscal 2010, using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties.  Prior fiscal years used prices in effect on March 31, the end of our fiscal period.  If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated DD&A.  This is called a "ceiling limitation write-down."  This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings.

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

Other Property and Equipment. Provisions for depreciation of office furniture and equipment are computed on the straight-line method based on estimated useful lives of three to ten years.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

	2010	2009	2008
Net income	$400,839	$1,170,570	$713,644

Shares outstanding:
Weighted avg. common shares outstanding – basic	1,888,070	1,846,394	1,767,777
Effect of the assumed exercise of dilutive stock options	41,518	87,841	5,272
Weighted avg. common shares outstanding – dilutive	1,929,588	1,934,235	1,773,049

Earnings per common share:
Basic	$0.21	$0.63	$0.40
Diluted	$0.21	$0.61	$0.40

For the years ended March 31, 2010 and 2009, no potential common shares relating to stock options were excluded in the computation of diluted net income per share. For the year ended March 31, 2008, potential common shares of 240,000, relating to stock options, were excluded in the computation of diluted net earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.  Anti-dilutive stock options at March 31, 2008 had a weighted average exercise price of $6.49.

Revenue Recognition.  Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred.  Sales are to credit-worthy energy purchasers with payments generally received within 60 days of transportation from the well site.  We have historically had little, if any, uncollectible oil and gas receivables.

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when our excess takes of natural gas volumes exceeds our estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where Mexco has taken less than its ownership share of gas production (under produced).  We have no significant gas imbalances.

Stock-based Compensation.  We use the Binomial option pricing model to estimate the fair value of stock based compensation expenses at grant date.  This expense is recognized as compensation expense in our financial statements over the vesting period.  We recognize the fair value of stock based compensation awards as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period.

Recent Accounting Pronouncements.  In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting.  The revised rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies.  In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that aligns the FASB's oil and gas reserve estimation and disclosure requirements with the new SEC rule revisions. The accounting standards revised the definition of proved reserves to permit consideration of new technologies in evaluating oil and natural gas reserves; require the use of an average price based on the prior twelve month period rather than year-end prices; permit the disclosure of probable and possible oil and gas reserves; require the reporting of the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates; and, revise the disclosure requirements for oil and gas operations.  The final rules and new guidance are effective for fiscal years ending on or after December 31, 2009.  Mexco adopted these requirements as of this filing and the results of the adoption are contained herein.

In May 2009, the FASB issued guidance on Subsequent Events (“ASC Topic 855”).  This guidance sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Mexco adopted this guidance as of the quarter ended June 30, 2009 with no impact to its financial statements.  In February 2010, the FASB issued an update to ASC Topic 855.  Among other provisions, this update provides that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated.  We adopted the provisions of this update as of its effective date of February 24, 2010. There was no impact on our operating results, financial position or cash flows.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification changes the referencing and organization on financial standards and was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As codification is not intended to change the existing accounting guidance, its adoption did not have an impact on our financial statements.

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

In January 2010, the FASB issued new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for Mexco beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning April 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have any effect on the financial statements.

In February 2010, the FASB issued an update to various topics, which eliminated outdated provisions and inconsistencies in the Accounting Standards Codification, and clarified certain guidance to reflect the FASB’s original intent.  The update is effective for the first reporting period, including interim periods, beginning after issuance of the update, except for the amendments affecting embedded derivatives and reorganizations. In addition to amending the Codification, the FASB made corresponding changes to the legacy accounting literature to facilitate historical research.  These changes are included in an appendix to the update.  We will adopt the update effective April 1, 2010, and management does expect the adoption to have a significant impact on our consolidated financial statements.

3.  Fair Value of Financial Instruments.

Fair value as defined by authoritative literature is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  Fair value measurements are classified and disclosed in one of the following categories:

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  In accordance with the reporting requirements of FASB ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement.

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the year ended March 31, 2010 were approximately $21,000.

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying consolidated balance sheets for note payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

4.  Long-Term Debt

We have a revolving credit agreement with Bank of America, N.A., which provides for a credit facility of $5,000,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of the Company’s wholly owned subsidiary and substantially all of the Company’s oil and gas properties.   In September 2008, the borrowing base was redetermined and set at $4,900,000.  There has been no change to this set borrowing base through March 2010.  Availability of this line of credit at March 31, 2010 was $4,200,000.  No principal payments are anticipated to be required until April 30, 2011 based on the borrowing base.

In December 2008, the credit agreement was renewed with a maturity date of October 31, 2010, which was subsequently amended in December 2009 to a maturity date of January 31, 2011.  A second amendment in March 2010, revised the maturity date to April 30, 2011.  Under the renewed agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.75% on March 31, 2010.  Interest on the outstanding amount under the credit agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter beginning March 31, 2009.  The loan agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement. Mexco is in compliance with all covenants as of March 31, 2010.  In addition, this agreement prohibits us from paying cash dividends on our common stock.

At the end of fiscal 2010, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit was $700,000 as of March 31, 2010 and $350,000 as of June 23, 2010.

5.  Asset Retirement Obligations

Mexco’s asset retirement obligations relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.  The fair value of a liability for an ARO is recorded in the period in which it is incurred, discounted to its present value using the credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset.

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2010	2009
Carrying amount of asset retirement obligations as of April 1	$490,011	$424,789
Liabilities incurred	20,599	38,247
Liabilities settled	(5,930)	(1,603)
Accretion expense	31,625	28,578
Carrying amount of asset retirement obligations as of March 31	536,305	490,011
Less: Current portion	50,000	50,000
Non-Current asset retirement obligation	486,305	$440,011

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and accrued expenses.

6.  Income Taxes

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2010	2009	2008
Deferred tax assets:
Percentage depletion carryforwards	$1,124,820	$839,900	$760,299
Deferred stock-based compensation	7,536	31,468	42,226
Asset retirement obligation	166,255	151,903	131,685
Net operating loss	-	29,387	36,445
Other	7,311	4,692	3,168
	1,305,922	1,057,350	973,823
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	(2,208,679)	(2,242,844)	(2,170,103)

Net deferred tax liabilities	$(902,757)	$(1,185,494)	$(1,196,280)

As of March 31, 2010, we have statutory depletion carryforwards of approximately $3,628,000, which do not expire.  At March 31, 2010, we had a net operating loss carryforward for regular income tax reporting purposes of approximately $1,664,000, which will begin expiring in 2021.  Our ability to use some of our net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Mexco files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The amount of income taxes we record requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions.  With few exceptions, Mexco is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2005.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2010	2009	2008
Tax expense at statutory rate	$48,825	$577,603	$316,621
Depletion in excess of basis	(127,253)	(34,100)	(93,000)
Effect of graduated rates	1,271	(3,885)	(27,937)
Revision of prior year estimates	(171,736)	(16,833)	7,487
Permanent differences	5,319	10,598	14,423
Other	(13,661)	(5,121)	-
	$(257,235)	$528,262	$217,594

Effective tax rate	(179%)	31%	23%

Current income tax expense was $25,502 for the year ended March 31, 2010.  There was a deferred income tax benefit of $282,737 for fiscal 2010. This 2010 benefit was primarily a result of a change in estimate related to the statutory depletion carryforward upon completion of the 2008 tax return. For the year ended March 31, 2009, current income tax expense was $539,048 and deferred income tax was a benefit of $10,786.  For the year ended March 31, 2008, there was no current income tax and deferred income tax expense was $217,594.  For the years ended March 31, 2010, 2009 and 2008, we did not have any uncertain tax positions.

For the years ended March 31, 2010 and 2009, the amount of unrecognized tax benefits was approximately $442,000 and $467,000, respectively.  While it is expected the amount of unrecognized tax benefits will change in the next 12 months, we do not expect any change to have a significant impact on our results of operations.  The recognition of the total amount of the unrecognized tax benefits of $442,000 would have an impact on the effective tax rate.  If these unrecognized tax benefits are disallowed, we will be required to pay additional taxes.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2010	2009
Unrecognized tax benefits at beginning of period	$467,000	$-
Additions based on tax positions related to the current year	-	1,006,000
Reductions for tax positions of prior years	-	-
Settlements	25,000	539,000
Expirations	-	-
Unrecognized tax benefits at end of period	$442,000	$467,000

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

In fiscal 2010 and 2009, two customers accounted for 32% of our total revenues.  In fiscal 2008, two customers accounted for 27% of the total revenues.  At March 31, 2010 and 2009, accounts receivable from these two customers combined were approximately 23% and 16% of oil and gas accounts receivable, respectively.

8.  Oil and Gas Costs

The costs related to our oil and gas activities were incurred as follows for the year ended March 31:

	2010	2009	2008
Property acquisition costs:
Proved	$80,154	$1,682,374	$1,952,171
Unproved	-	-	-
Exploration	22,246	615,073	820,436
Development	596,660	456,799	685,043
Capitalized asset retirement obligations	20,599	38,247	36,729
Total costs incurred for oil and gas properties	$719,659	$2,792,493	$3,494,379

We had the following aggregate capitalized costs relating to our oil and gas property activities at March 31:

	2010	2009	2008
Proved oil and gas properties	$27,182,529	$26,565,291	$23,770,996
Unproved oil and gas properties:
subject to amortization	170,487	170,487	170,487
not subject to amortization	-	-	-
	27,353,016	26,735,778	23,941,483
Less accumulated DD&A	14,119,129	13,013,448	11,974,477
	$13,233,887	$13,722,330	$11,967,006

DD&A amounted to $1.70, $1.62 and $1.60 per equivalent mcf of production for the years ended March 31, 2010, 2009 and 2008, respectively.

9.  Stockholders’ Equity

In June 2006, the board of directors authorized the use of up to $250,000 in addition to a prior authorization of $250,000 to repurchase shares of our common stock for the treasury account.  No shares of our common stock were repurchased for the treasury account during fiscal 2010 and 2009.  Throughout fiscal 2008, we repurchased 24,475 shares at an aggregate cost of $119,093.

10.  Stock Options

We adopted an employee incentive stock plan effective September 15, 1997 (“1997 Plan”).  Under the 1997 Plan, 350,000 shares are available for distribution.  Awards, granted at the discretion of the compensation committee of the board of directors, include stock options or restricted stock.  Stock options may be an incentive stock option or a nonqualified stock option.  Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant and are subject to forfeiture if employment terminates.  Restricted stock awards may be granted with a condition to attain a specified goal.  The purchase price will be at least $5.00 per share of restricted stock.  The awards of restricted stock must be accepted within 60 days and will vest as determined by agreement.  Holders of restricted stock have all rights of a shareholder of the Company.

In September 2004, we adopted the 2004 Incentive Stock Plan (“2004 Plan”) to replace, modify and extend the termination date of the 1997 Plan to September 14, 2009.  This new plan provides for the award of stock options up to 375,000 shares of which 125,000 may be the subject of stock grants without restrictions and without payment by the recipient and stock awards of up to 125,000 shares with restrictions including payment for the shares and employment of not less than three years from the date of the award.  The terms of the stock options are similar to those of the existing 1997 Plan except that the term of the 2004 Plan is five years from the date of its adoption.

In September 2009, we adopted the 2009 Employee Incentive Stock Plan (“2009 Plan”) to replace the 1997 Plan and 2004 Plan. The 2009 Plan provides for the award of stock options up to 200,000 shares and includes option awards as well as stock awards.  Option awards are granted with restrictions including payment for the shares and employment of not less than three years from the date of the award.  Stock awards are granted without restrictions and without payment by the recipient.  Neither option awards or stock awards may exceed 25,000 shares granted to any one individual in any fiscal year.  The 2009 Plan expires ten years from the date of adoption.

According to our employee stock incentive plans, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under these plans.  The plans also provide for the granting of stock awards.  No stock awards were granted during fiscal 2010, 2009 and 2008.

We recognized compensation expense of $ 26,030, $54,688 and $85,877 in general and administrative expense in the Consolidated Statements of Operations for fiscal 2010, 2009 and 2008, respectively.  The total cost related to non-vested awards not yet recognized at March 31, 2010 totals $11,694, which is expected to be recognized over a weighted average of 1.2 years.

For the year ended March 31, 2010, employees and directors exercised options on a total of 41,250 shares at exercise prices between $5.25 and $8.24 per share.  The Company received proceeds of $259,372 from these exercises. The total intrinsic value of the exercised options was $130,051.  No tax deduction is recorded when options are awarded.  Of these exercised options, 4,750 shares resulted in a disqualifying disposition.  Mexco issued new shares of common stock to settle these option exercises.  For the years ended March 31, 2009 and 2008, stock options covering 45,750 and 1,000 shares were exercised and resulted in a disqualifying disposition.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2010, 2009 and 2008.  All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2010	2009	2008
Grant-date fair value	-	-	$2.20
Volatility factor	-	-	56.06%
Dividend yield	-	-	-
Risk-free interest rate	-	-	3.54%
Expected term (in years)	-	-	5

No stock options were granted during the year ended March 31, 2010 and 2009.  During the year ended March 31, 2008, stock options covering 25,000 shares were granted.  Stock options covering 41,250 shares were exercised during the year ended March 31, 2010.  Stock options covering 121,250 shares were exercised during the year ended March 31, 2009 and 1,000 shares were exercised during the year ended March 31, 2008.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. There were no stock options forfeited or expired during the year ended March 31, 2010.  During the fourth quarter we sent notice of termination to a consultant and his remaining 7,500 options forfeited on May 18, 2010.  During the year ended March 31, 2009, 20,000 stock options expired because they were not exercised prior to the end of their ten-year term.  During the year ended March 31, 2008, 35,250 vested and 3,750 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant and the resignation of an employee.

The following table is a summary of activity of stock options for the year ended March 31, 2009 and 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2008	290,000	$6.06	3.30	$(535,750)
Granted	-	-
Exercised	(121,250)	5.80
Forfeited or Expired	(20,000)	7.75
Outstanding at March 31, 2009	148,750	$6.04	3.04	$813,703
Granted	-	-
Exercised	(41,250)	6.29
Forfeited or Expired	-	-
Outstanding at March 31, 2010	107,500	$5.94	2.51	$237,088

Vested at March 31, 2010	87,500	$5.98	2.59	$190,263
Exercisable at March 31, 2010	87,500	$5.98	2.59	$190,263

Outstanding options at March 31, 2010 expire between January 2011 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

Other information pertaining to option activity was as follows during the year ended March 31:

	2010	2009	2008
Weighted average grant-date fair value of stock options granted (per share)	-	-	$4.35
Total fair value of options vested	$343,663	$82,225	$124,300
Total intrinsic value of options exercised	$130,051	$4,209,381	$1,100

Cash received from option exercise under all share-based payment arrangements for the years ended March 31, 2010, 2009 and 2008, was $259,372, $703,240 and $4,000, respectively.

The following table summarizes information about options outstanding at March 31, 2010:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$ 4.00 – 5.24	41,250	$ 4.18
5.25 – 6.49	15,000	6.00
6.50 – 7.74	30,000	6.72
7.75 – 8.24	21,250	8.24
$ 4.00 – 8.24	107,500	$ 5.94	2.51	$ 237,088

The following table summarizes information about options exercisable at March 31, 2010:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$ 4.00 – 5.24	28,750	$ 4.11
5.25 – 6.49	15,000	6.00
6.50 – 7.74	30,000	6.72
7.75 – 8.24	13,750	8.24
$ 4.00 – 8.24	87,500	$ 5.98	$ 190,263

11.  Related Party Transactions

Related party transactions with the majority stockholder relate to shared office expenditures.  The total billed to the stockholder for the years ended March 31, 2010, 2009 and 2008 was $ 75,178, $40,872 and $36,368, respectively.

A Family Limited Partnership of Thomas Craddick received from the Company, a finder’s fee in kind, equal to 2.5% of the mineral interest purchased in the Newark East Field in Johnson County, Texas in October 2008.  Thomas Craddick is a member of the board of directors and Company employee.  Mr. Craddick invested his personal funds, on the same basis as an unrelated third party investor, in a 5.0% working interest in our well in Ward County, Texas.  Effective January 1, 2010, we purchased Mr. Craddick’s 5.0% working interest in this well for a purchase price of approximately $78,000.  Mr. Craddick maintained a .125% override in this well.  Revenues paid to Mr. Craddick from this well were $3,360 for the year ended March 31, 2010.

On March 1, 2009, Jeff Smith, a geological consultant, entered into an amended agreement with the Company to provide geological consulting services for a fee of approximately $5,000 per month plus expenses.  In September 2009, this agreement was amended a second time to $500 per month plus expenses for services rendered without prior written approval from the Company.  This agreement was subsequently terminated in January 2010.  Mexco incurred charges from Mr. Smith for services rendered under this agreement and subsequent amendment of $24,750 for the year ended March 31, 2010 and $114,000 for the year ended March 31, 2009.  Also as part of this agreement, Mr. Smith received a 0.25% overriding interest in each of the two wells in Loving County, Texas, a 1.0% overriding interest in the well in Ward County, Texas and a .5% overriding interest in the well in Reeves County, Texas. Mr. Smith invested his personal funds in a working interest in our wells in Reeves County, Texas (2.5% before payout and 1.875% after payout) and Ward County, Texas (2.0% before payout and 1.5% after payout), on a non-promoted basis.  Revenues paid to Mr. Smith from these wells were $4,590 for the year ended March 31, 2010 and $4,300 for the year ended March 31, 2009.  At March 31, 2010, Mr. Smith had a balance due of $55 for his share of the expenses on these wells, which is reflected in accounts receivable — related parties.

At March 31, 2009, the Company was owed by these related parties approximately $1,700.

12.  Oil and Gas Reserve Data (Unaudited)

The estimates of our proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC.  The estimates as of March 31, 2010, 2009, and 2008 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.

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

Changes in Proved Reserve Quantities:

	2010		2009		2008
	Bbls	Mcf	Bbls	Mcf	Bbls	Mcf
Proved reserves,
beginning of year	207,000	9,477,000	217,000	7,857,000	220,000	6,905,000
Revision of previous estimates	39,000	(575,000)	(24,000)	140,000	(11,000)	109,000
Purchase of minerals in place	-	5,000	-	886,000	-	584,000
Extensions and discoveries	12,000	44,000	31,000	1,136,000	26,000	638,000
Sales of minerals in place	-	-	-	-	-	-
Production	(18,000)	(546,000)	(17,000)	(542,000)	(18,000)	(379,000)
Proved reserves,	240,000	8,405,000	207,000	9,477,000	217,000	7,857,000
end of year

Proved Developed Reserves:

	2010		2009		2008
	Bbls	Mcf	Bbls	Mcf	Bbls	Mcf

Beginning of year	112,000	5,989,000	122,000	5,050,000	111,000	3,968,000
End of year	142,000	5,017,000	112,000	5,989,000	122,000	5,050,000

Proved Undeveloped Reserves:

	2010		2009		2008
	Bbls	Mcf	Bbls	Mcf	Bbls	Mcf

Beginning of year	96,000	3,488,000	96,000	2,806,000	108,000	2,937,000
End of year	98,000	3,388,000	96,000	3,488,000	96,000	2,806,000

In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting reserve information for fiscal years ending December 2009.  In January 2010, the FASB issued it authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule.  We adopted the guidance as of March 31, 2010 in conjunction with our year-end reserve report as a change in accounting principle that is inseparable from a change in accounting estimate.  Under the SEC’s final rule, prior period reserves were not restated.  The primary impacts of the final SEC reporting rules are discussed below.

The new reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions.  The average prices used for fiscal 2010 were $66.21 per bbl of oil and $3.77 per mcf of natural gas.  For fiscal 2009 and 2008, reserve calculations and future cash inflows were based on the year end weighted average prices of oil and natural gas, the oil and gas disclosure requirements effective during those periods.  Prices used for fiscal 2009 and 2008 were $42.12 and $96.61 per bbl of oil and $3.13 and $8.70 per mcf of natural gas, respectively.

If we had used the March 31, 2010 prices in our fiscal 2010 calculations as in previous years, our total reserves would have decreased 52,000 Mcfe.

Mexco’s fiscal 2010’s fourth quarter DD&A and impairment calculations were based upon proved reserves that were determined using the new reserve guidelines described above.  DD&A and impairment calculations in previous quarters within fiscal 2010 were based on the prior SEC methodology.

The decrease in fiscal 2010 reserves described above would have had an effect on our DD&A and net income for the fourth quarter of 2010.  The effect on DD&A was an increase of approximately $5,500 and a decrease in net income of approximately $3,800.

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and gas reserves presented pursuant to ASC 932.  Future price changes were considered to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs.  Future income tax expenses were computed by applying the year end statutory tax rates with consideration of future tax rates already legislated as well as tax credits and allowances relating to our proved oil and gas reserves to the future pre-tax net cash flows relating to our proved oil and gas reserves.

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution.  The basis for this table is the reserve studies prepared by an independent petroleum engineering consultant, which contain imprecise estimates of quantities and rates of production of reserves.  Revisions of previous year estimates can have a significant impact on these results.  Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation.  Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of our proved oil and gas properties.

The standardized measure of discounted future cash flows at March 31, 2010, 2009 and 2008, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2010	2009	2008
Future cash inflows	$47,638,000	$38,369,000	$89,327,000
Future production and development costs	(13,366,000)	(11,566,000)	(15,891,000)
Future income taxes (a)	(7,439,000)	(5,306,000)	(15,086,000)
Future net cash flows	26,833,000	21,497,000	58,350,000
Annual 10% discount for estimated timing of cash flows	(12,673,000)	(9,989,000)	(25,852,000)
Standardized measure of discounted future net cash flows	$14,160,000	$11,508,000	$32,498,000

(a)	Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	March 31
	2010	2009	2008
Sales of oil and gas produced, net of production costs	$(2,167,000)	$(3,681,000)	$(2,648,000)
Net changes in price and production costs	4,287,000	(27,213,000)	9,027,000
Changes in previously estimated development costs	(35,000)	1,116,000	295,000
Revisions of quantity estimates	397,000	(324,000)	(121,000)
Net change due to purchases and sales of minerals in place	11,000	1,572,000	2,343,000
Extensions and discoveries, less related costs	345,000	1,931,000	5,025,000
Net change in income taxes	(1,085,000)	3,124,000	(2,437,000)
Accretion of discount	1,435,000	4,090,000	2,617,000
Changes in timing of estimated cash flows and other	(536,000)	(1,605,000)	(1,810,000)
Changes in standardized measure	2,652,000	(20,990,000)	12,291,000

Standardized measure, beginning of year	11,508,000	32,498,000	20,207,000
Standardized measure, end of year	$14,160,000	$11,508,000	$32,498,000

14.  Selected Quarterly Financial Data (Unaudited)

	FISCAL 2010
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$971,974	$857,035	$737,944	$653,810
Operating profit (loss)	129,931	136,585	(4,137)	(86,171)
Net income (loss)	143,347	167,145	158,350	(68,003)
Net income (loss) per share – basic	.07	0.09	0.08	(0.04)
Net income (loss) per share – diluted	.07	0.09	0.08	(0.04)

	FISCAL 2009
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$700,578	$908,253	$1,595,209	$1,672,587
Operating profit (loss)	(52,505)	217,985	796,586	816,889
Net income (loss)	(10,835)	131,501	511,115	538,789
Net income (loss) per share – basic	(.01)	0.07	0.27	0.31
Net income (loss) per share – diluted	(.01)	0.07	0.26	0.29

INDEX TO EXHIBITS

Exhibit
Number

3.1*	Articles of Incorporation.

3.2***	Amended Bylaws as amended on November 15, 2008.

10.1**	Stock Option Plan.

10.2*	Bank Line of Credit.

10.3****	2004 Incentive Stock Option Plan.

10.4*****	2009 Employee Incentive Stock Plan

14.1******	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Joe C. Neal & Associates, Independent Petroleum Engineer
___________________
*	Incorporated by reference to the Company’s Annual Report on Form 10-K dated June 24, 1998.
**	Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***	Filed as Exhibit 3.1 with the Company’s Quarterly Report on Form 10-Q dated November 13, 2008.
****	Filed with the Company’s Proxy Statement filed July 9, 2004.
*****	Filed with the Company’s Proxy Statement filed July 16, 2009.
******	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.