Form 10-Q
period 2010-06-30
MEXCO ENERGY CORP
filed 2010-08-12
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 12, 2010 was 2,006,366.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$141,457	$160,439
Accounts receivable:
Oil and gas sales	430,732	538,444
Trade	22,136	63,455
Related parties	-	55
Prepaid costs and expenses	56,399	17,161
Total current assets	650,724	779,554

Property and equipment, at cost
Oil and gas properties, using the full cost method	27,439,085	27,353,016
Other	78,520	76,161
	27,517,605	27,429,177

Less accumulated depreciation, depletion and amortization	14,430,651	14,179,156
Property and equipment, net	13,086,954	13,250,021
	$13,737,678	$14,029,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$401,078	$301,160
Current portion of long-term debt	325,000	-
Total current liabilities	726,078	301,160

Long-term debt	-	700,000
Asset retirement obligation	498,180	486,305
Deferred income tax liabilities	853,748	902,757

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,006,366 and 2,003,866 shares issued; 1,922,366 and 1,919,866 shares outstanding
as of June 30, 2010 and March 31, 2010, respectively	1,003,183	1,001,933
Additional paid-in capital	5,921,192	5,907,899
Retained earnings	5,161,914	5,156,138
Treasury stock, at cost (84,000 shares)	(426,617)	(426,617)
Total stockholders' equity	11,659,672	11,639,353
	$13,737,678	$14,029,575

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2010	2009

Operating revenues:
Oil and gas	$832,010	$653,810
Other	4,383	4,367
Total operating revenues	836,393	658,177

Operating expenses:
Production	368,227	240,973
Accretion of asset retirement obligation	8,430	7,728
Depreciation, depletion and amortization	251,495	263,462
General and administrative	248,139	232,185
Total operating expenses	876,291	744,348

Operating loss	(39,898)	(86,171)

Other income (expense):
Interest income	4	166
Interest expense	(3,339)	(9,624)
Net other expense	(3,335)	(9,458)

Loss before provision for income taxes	(43,233)	(95,629)

Income tax benefit:
Current	-	-
Deferred	(49,009)	(27,626)
	(49,009)	(27,626)

Net income (loss)	$5,776	$(68,003)

Earnings (loss) per common share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

Weighted average common shares outstanding:
Basic	1,922,152	1,878,616
Diluted	1,946,847	1,878,616

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2010	$1,001,933	$(426,617)	$5,907,899	$5,156,138	$11,639,353
Net income	-	-	-	5,776	5,776
Issuance of stock through
options exercised	1,250	-	9,625	-	10,875
Stock based compensation	-	-	3,668	-	3,668
Balance at June 30, 2010	$1,003,183	$(426,617)	$5,921,192	$5,161,914	$11,659,672

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2010		2,003,866
Issued		2,500
Balance at June 30, 2010		2,006,366

Common stock shares, held in treasury:
Balance at March 31, 2010		(84,000)
Acquisitions		-
Balance at June 30, 2010		(84,000)

Common stock shares, outstanding
at June 30, 2010		1,922,366

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,776	$(68,003)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred income tax benefit	(49,009)	(27,626)
Stock-based compensation	3,668	9,348
Depreciation, depletion and amortization	251,495	263,462
Accretion of asset retirement obligations	8,430	7,728
Other	-	(625)
Changes in assets and liabilities:
Decrease in accounts receivable	149,086	82,960
Increase in prepaid expenses	(39,238)	(26,979)
Increase in accounts payable and accrued expenses	114,734	53,114
Net cash provided by operating activities	444,942	293,379

Cash flows from investing activities:
Additions to oil and gas properties	(97,440)	(234,224)
Additions to other property and equipment	(2,359)	(4,108)
Proceeds from sale of oil and gas properties and equipment	-	2,290
Net cash used in investing activities	(99,799)	(236,042)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,875	-
Reduction of long-term debt	(375,000)	(150,000)
Net cash used in financing activities	(364,125)	(150,000)

Net decrease in cash and cash equivalents	(18,982)	(92,663)

Cash and cash equivalents at beginning of period	160,439	223,583

Cash and cash equivalents at end of period	$141,457	$130,920

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,214	$10,065
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$3,445	$101

The accompanying notes are an integral part of
the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiary, Forman Energy Corporation (a New York corporation) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”).  Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in ten states.  Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of its operations and cash flows for the interim periods ended June 30, 2010 and 2009.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Stock-based Compensation.  The Company recognized compensation expense of $3,668 and $9,348 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009, respectively.

The following table is a summary of activity of stock options for the three months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2010	107,500	$5.94	2.51	$237,088
Granted	-	-
Exercised	(2,500)	4.35
Forfeited or Expired	(7,500)	5.65
Outstanding at June 30, 2010	97,500	$6.01	2.28	$150,313

Vested at June 30, 2010	85,000	$6.02	2.34	$129,763
Exercisable at June 30, 2010	85,000	$6.02	2.34	$129,763

There were no stock options granted during the quarters ended June 30, 2010 and 2009.

During the three months ended June 30, 2010, stock options covering 2,500 shares were exercised with a total intrinsic value of $12,429.  The Company received proceeds of $10,875 from these exercises.  During the three months ended June 30, 2009, no stock options were exercised.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  During the three months ended June 30, 2010, 7,500 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant.  There were no stock options forfeited or expired during the three months ended June 30, 2009.

Outstanding options at June 30, 2010 expire between January 2011 and July 2014 and have exercise prices ranging from $4.00 to $8.24.

The total cost related to non-vested awards not yet recognized at June 30, 2010 totals approximately $4,400 which is expected to be recognized over a weighted average of .88 years.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  In accordance with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement.

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation (“ARO”) liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the quarter ended June 30, 2010 were approximately $3,400.

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and current portion of long term debt approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying consolidated balance sheets for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

Credit Facility.  The Company has a revolving credit agreement with Bank of America, N.A., which provides for a credit facility of $5,000,000 with no monthly commitment reductions.  The borrowing base is evaluated annually, on or about September 1.  Amounts borrowed under this agreement are collateralized by the common stock of the Company’s wholly owned subsidiary and substantially all of the Company’s oil and gas properties.  In September 2008, the borrowing base was redetermined and set at $4,900,000.  There has been no change to this set borrowing base through June 2010.  Availability of this line of credit at June 30, 2010 was $4,575,000.  The current portion of the long term debt will be due April 30, 2011.

In December 2008, the credit agreement was renewed with a maturity date of October 31, 2010, which was subsequently amended in December 2009 to a maturity date of January 31, 2011.  A second amendment in March 2010, revised the maturity date to April 30, 2011.  Under the renewed agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.5 percentage points, which was 2.85% on June 30, 2010.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter.

The agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement.  The Company is in compliance with all covenants as of June 30, 2010.  In addition, this agreement prohibits us from paying cash dividends on our common stock.

At the end of fiscal 2010, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of June 30, 2010 was $325,000 and $300,000 as of August 11, 2010.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2011:

Carrying amount of asset retirement obligations as of April 1, 2010	$536,305
Liabilities incurred	3,445
Liabilities settled	-
Accretion expense	8,430
Carrying amount of asset retirement obligations as of June 30, 2010	548,180
Less: Current portion	50,000
Non-Current asset retirement obligation	$498,180

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

Related Party Transactions.  Related party transactions for the Company relate to shared office expenditures with the majority stockholder.   The total billed to the stockholder for the quarter ended June 2010 was $31,032.

Income Per Common Share.  Basic net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period.  In periods where losses are reported, the weighted average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three month periods ended June 30, 2010 and 2009.

	2010	2009
Net income (loss)	$5,776	$(68,003)

Shares outstanding:
Weighted average common shares outstanding – basic	1,922,152	1,878,616
Effect of the assumed exercise of dilutive stock options	24,695	-
Weighted average common shares outstanding – dilutive	1,946,847	1,878,616

Earnings (loss) per common share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

For the quarter ended June 30, 2010, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.  Due to a net loss for the three months ended June 30, 2009, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Income Taxes.  The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.  There was no current income tax expense for the three months ended June 30, 2010 and 2009.  For the three months ended June 30, 2010 and 2009, there was a deferred income tax benefit of $49,009 and $27,626, respectively.  This benefit was primarily a result of an increase in statutory depletion carryforward.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of June 30, 2010, the Company had unrecognized tax benefits of approximately $442,000.

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when our excess takes of natural gas volumes exceeds our estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where Mexco has taken less than its ownership share of gas production (under produced).  The Company does not have any significant gas imbalances.

Subsequent Events.  The Company completed a review and analysis of all events that occurred after the balance sheet date to determine if any such events must be reported and has determined that there are no subsequent events to be disclosed.

Recent Accounting Pronouncements.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820).  ASU No. 2010-06 amends ASC Topic 820 with new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  ASU No. 2010-06 became effective for the Company beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning April 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have any effect on the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to the “Company”, “Mexco”, “we”, “us” or “our” mean Mexco Energy Corporation and its consolidated subsidiary.

Cautionary Statements Regarding Forward-Looking Statements.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to Mexco’s operations and the oil and gas industry.  Forward-looking statements are based on management’s current projections and estimates and are typically identified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

Among the factors that could cause actual results to differ materially are oil and gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects, changes in oil and gas regulations, higher than estimated oil and gas recovery costs.  All forward-looking statements in this Form 10-Q are qualified in their entirety by the cautionary statement contained in this section.  We do not undertake to update, revise or correct any of the forward-looking information.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

For the first three months of fiscal 2011, cash flow from operations was $444,942, a 52% increase when compared to the corresponding period of fiscal 2010.  Cash of $97,440 was used for additions to oil and gas properties and $375,000 for reduction in long term debt.  Accordingly, net cash decreased $18,982.  This decrease in cash can be primarily attributed to the reduction in long term debt partially offset by an increase in cash receipts from trade accounts and oil and gas sales.

During the fourth quarter of fiscal 2010, a joint venture in which we are a working interest partner drilled and completed 3 infill wells on a 960 acre lease in Reagan County, Texas.  This joint venture originally consisted of 9 wells producing from the proved Spraberry and Dean formations.  Our share of the costs to drill and complete these 3 wells through June 2010 for our 3.75% working interest was approximately $100,000. In April 2010, we purchased additional interests in 2 of the 9 original wells which were recompleted in May and June 2010.

Also during the fourth quarter of fiscal 2010, another joint venture in which we are a working interest partner drilled and completed 2 infill wells on a 3,330 acre lease in Reagan County, Texas.  This joint venture originally consisted of 33 wells producing from the proved Spraberry, Dean and Wolfcamp formations.  Our share of the costs to drill and complete these 2 wells through June 2010 for our 3.35% working interest was approximately $64,000. In May 2010, one of the original wells in this acreage in which we purchased additional interest was recompleted.

During the first quarter of fiscal 2011, we participated in 2 wells in the Dodd Federal Unit operated by Marbob Energy Corporation.  This unit, located in Eddy County, New Mexico currently contains approximately 110 wells and is expected to contain approximately 140 wells when completely drilled.  For the fiscal year ending March 31, 2010, Mexco participated in the drilling of 7 producing wells in this unit.  Our working interest in this unit is .185% (.14% net revenue interest).

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

At June 30, 2010, we had a working capital deficit of $75,354 compared to working capital of $478,394 at March 31, 2010.  This decrease in working capital was mainly a result of a current portion of long term debt in the amount of $325,000, a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $59.52 per bbl in July 2009 to a high of $86.84 per bbl in April 2010.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.84 per MMBtu in September 2009 to a high of $7.51 per MMBtu in January 2010.  On June 30, 2010 the WTI posted price for crude oil was $75.63 per bbl and the Henry Hub spot price for natural gas was $4.53 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2010:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$325,000	$325,000	$—	$—

(1) Does not include estimated interest of $9,300.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.  Net income was $5,776 for the quarter ended June 30, 2010, an increase from a net loss of $68,003 for the quarter ended June 30, 2009.  This was a result of an increase in operating revenues partially offset by an increase in production costs.

Oil and gas sales.  Revenue from oil and gas sales was $832,010 for the quarter ended June 30, 2010, a 27% increase from $653,810 for the quarter ended June 30, 2009.  This resulted from an increase in oil and gas prices and an increase in oil production partially offset by a decrease in gas production.  The following table sets forth our oil and gas revenues, production quantities and average prices received during the three months ended June 30.

	2010	2009	% Difference
Oil:
Revenue	$335,057	$232,935	43.8%
Volume (bbls)	4,516	4,331	4.3%
Average Price (per bbl)	$74.19	$53.78	38.0%

Gas:
Revenue	$496,953	$420,875	18.1%
Volume (mcf)	120,058	138,418	(13.3%)
Average Price (per mcf)	$4.14	$3.04	36.2%

Production and exploration.  Production costs were $368,227 for the three months ended June 2010, a 53% increase from $240,973 for the three months ended June 2009. This was primarily the result of a workover and repairs in the amount of approximately $113,000 on one of our operated wells in Hutchinson County, Texas in which we own 100%.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $251,495 for the first quarter of fiscal 2011, a 5% decrease from $263,462 for the first quarter of fiscal 2010, primarily due to a decrease in gas production and the full cost amortization base.

General and administrative expenses.  General and administrative expenses were $248,139 for the three months ended June 30, 2010, a 7% increase from $232,185 for the three months ended June 30, 2010.  This was due to an increase in engineering services.

Interest expense.  Interest expense was $3,339 for the first quarter of fiscal 2011, a 65% decrease from $9,624 for the first quarter of fiscal 2010 due to a decrease in borrowings.

Income taxes.  There was an income tax benefit of $49,009 for the three months ended June 30, 2010 compared to an income tax benefit of $27,626 for the three months ended June 30, 2009.  This benefit was primarily a result of an increase in statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At June 30, 2010, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At June 30, 2010, we had an outstanding loan balance of $325,000 under our $5.0 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $3,250, based on the outstanding balance at June 30, 2010.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At June 30, 2010, our largest credit risk associated with any single purchaser was $70,536.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At June 30, 2010, our largest credit risk associated with any working interest partner was $4,964.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2010, our pretax loss would have changed by $4,516.  If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2010, our pretax loss would have changed by $120,058.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.  We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A.	Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated:	August 12, 2010	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated:	August 12, 2010	/s/ Tamala L. McComic
Tamala L. McComic
Executive Vice President, Treasurer and Assistant Secretary