Form 10-Q
period 2010-09-30
MEXCO ENERGY CORP
filed 2010-11-15
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 15, 2010 was 1,949,199.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$142,760	$160,439
Accounts receivable:
Oil and gas sales	402,436	538,444
Trade	31,855	63,455
Related parties	-	55
Prepaid costs and expenses	111,471	17,161
Total current assets	688,522	779,554

Property and equipment, at cost
Oil and gas properties, using the full cost method	29,604,335	27,353,016
Other	78,520	76,161
	29,682,855	27,429,177

Less accumulated depreciation, depletion and amortization	14,698,342	14,179,156
Property and equipment, net	14,984,513	13,250,021
	$15,673,035	$14,029,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$266,875	$301,160

Long-term debt	2,150,000	700,000
Asset retirement obligation	511,343	486,305
Deferred income tax liabilities	802,597	902,757

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,006,366 and 2,003,866 shares issued; 1,949,199 and 1,919,866 shares outstanding as of September 30, 2010 and March 31, 2010, respectively	1,003,183	1,001,933
Additional paid-in capital	5,997,423	5,907,899
Retained earnings	5,231,954	5,156,138
Treasury stock, at cost (57,167 and 84,000 shares as of September 30, 2010 and March 31, 2010, respectively)	(290,340)	(426,617)
Total stockholders' equity	11,942,220	11,639,353
	$15,673,035	$14,029,575

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Operating revenue:
Oil and gas	$783,990	$737,944	$1,616,000	$1,391,754
Other	4,649	8,350	9,032	12,717
Total operating revenues	788,639	746,294	1,625,032	1,404,471

Operating expenses:
Production	253,138	269,251	621,365	510,224
Accretion of asset retirement obligation	8,544	7,879	16,974	15,607
Depreciation, depletion, and amortization	267,691	275,072	519,186	538,534
General and administrative	199,544	198,229	447,683	430,414
Total operating expenses	728,917	750,431	1,605,208	1,494,779

Operating profit (loss)	59,722	(4,137)	19,824	(90,308)

Other income (expenses):
Interest income	22	61	26	227
Interest expense	(6,857)	(8,737)	(10,196)	(18,361)

Net other expense	(6,835)	(8,676)	(10,170)	(18,134)

Earnings (loss) before provision for income taxes	52,887	(12,813)	9,654	(108,442)

Income tax expense (benefit):
Current	33,998	-	33,998	-
Deferred	(51,151)	(171,163)	(100,160)	(198,789)
	(17,153)	(171,163)	(66,162)	(198,789)

Net income	$70,040	$158,350	$75,816	$90,347

Earnings per common share:
Basic	$0.04	$0.08	$0.04	$0.05
Diluted	$0.04	$0.08	$0.04	$0.05

Weighted average common shares outstanding:
Basic	1,935,199	1,883,248	1,928,711	1,880,944
Diluted	1,945,893	1,942,514	1,946,420	1,945,702

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2010	$1,001,933	$(426,617)	$5,907,899	$5,156,138	$11,639,353
Net income	-	-	-	5,776	5,776
Issuance of stock through options exercised	1,250	-	9,625	-	10,875
Stock based compensation	-	-	3,668	-	3,668
Balance at June 30, 2010	$1,003,183	$(426,617)	$5,921,192	$5,161,914	$11,659,672
Net Income	-	-	-	70,040	70,040
Issuance of stock for properties	-	136,277	28,479	-	164,756
Excess tax benefits from stock-based compensation			33,998		33,998
Stock based compensation	-	-	13,754	-	13,754
Balance at September 30, 2010	$1,003,183	$(290,340)	$5,997,423	$5,231,954	$11,942,220

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2010		2,003,866
Issued		2,500
Balance at June 30, 2010		2,006,366
Issued		-
Balance at Sept. 30, 2010		2,006,366

Common stock shares, held in treasury:
Balance at March 31, 2010		(84,000)
Acquisitions		-
Balance at June 30, 2010		(84,000)
Exchange for property		26,833
Balance at Sept. 30, 2010		(57,167)

Common stock shares, outstanding at September 30, 2010		1,949,199

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$75,816	$90,347
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(100,160)	(198,789)
Excess tax benefit from share based payment arrangement	(33,998)	-
Stock-based compensation	17,422	15,896
Depreciation, depletion and amortization	519,186	538,534
Accretion of asset retirement obligations	16,974	15,607
Other	-	(2,038)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	178,513	(16,399)
Increase in prepaid expenses	(94,310)	(33,256)
Increase in income taxes payable	33,998	-
Increase (decrease) in accounts payable and accrued expenses	(15,574)	41,959
Net cash provided by operating activities	597,867	451,861

Cash flows from investing activities:
Additions to oil and gas properties	(1,631,713)	(451,485)
Acquisition of business	(478,000)	-
Additions to other property and equipment	(2,359)	(4,108)
Proceeds from sale of oil and gas properties and equipment	1,653	41,414
Net cash used in investing activities	(2,110,419)	(414,179)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,875	92,792
Reduction of long-term debt	(445,000)	(200,000)
Proceeds from long-term debt	1,895,000	75,000
Excess tax benefit from share based payment arrangement	33,998	-
Net cash provided by (used in) financing activities	1,494,873	(32,208)

Net (decrease) increase in cash and cash equivalents	(17,679)	5,474

Cash and cash equivalents at beginning of period	160,439	223,583

Cash and cash equivalents at end of period	$142,760	$229,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,764	$18,899
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$8,064	$7,335
Issuance of common stock in exchange for oil and gas properties	$164,756	-
Acquisition of Southwest Texas Disposal Corporation resulting in the assumption of liabilities as follows:
Fair value of assets	$487,868	-
Cash paid	(478,000)	-
Liabilities assumed	$9,868	-

The accompanying notes are an integral part of
the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation) and Southwest Texas Disposal Corporation (a Texas corporation) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”).  Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in twelve states.  Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

On September 30, 2010, Mexco Energy Corporation acquired all of the issued and outstanding stock of Southwest Texas Disposal Corporation, a Texas corporation which owns royalties producing primarily natural gas.

2.  Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiaries.  All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

Estimates and Assumptions.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.  In addition, significant estimates are used in determining year end proved oil and gas reserves.  Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates.  The estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimate and assumptions that affect these reported results.

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations and cash flows for the interim periods ended September 30, 2010 and 2009.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Recent Accounting Pronouncements.  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820).  ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) Topic 820 with new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  ASU No. 2010-06 became effective for the Company beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning April 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have any effect on the financial statements.

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

3.  Business Combinations and Property Acquisitions

On September 30, 2010, the Company purchased all of the outstanding stock of Southwest Texas Disposal Corporation (“STDC”), a Texas corporation which owns primarily royalties producing primarily natural gas, expanding the Company’s royalty revenues.  The cash purchase price of $478,000 was funded from our $5.0 million credit facility.  The Company’s results of operations for the three and six months periods for 2010 and 2009 do not include any revenues or costs from STDC.

The purchase price was allocated to the assets acquired and liabilities assumed at estimated fair values as follows:

Proved oil and gas properties	$477,018
Accounts receivable	10,850
Total assets acquired	487,868

Accounts payable	(7,850)
Asset retirement obligations assumed	(2,018)
Net purchase price	$478,000

The Company has not disclosed the pro forma information for this acquisition because the revenue and expenses for this acquisition are immaterial to our interim consolidated financial statements.

In August 2010, the Company purchased overriding royalty interests averaging .28% in 5,120 gross acres covering eight sections in the Haynesville trend area of DeSoto Parish, Louisiana, for an approximate purchase price of $1.65 million, prior to closing adjustments.  The Company paid $1.46 million in cash funded from working capital and primarily from the $5.0 million credit facility.  The remainder was paid as 26,833 shares of its common stock issued from treasury shares.

4.  Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.  The fair value of a liability for an ARO is recorded in the period in which it is incurred, discounted to its present value using the credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset.

The following table provides a rollforward of the asset retirement obligations for the first six months of fiscal 2011:

Carrying amount of asset retirement obligations as of April 1, 2010	$536,305
Liabilities incurred	8,064
Liabilities settled	-
Accretion expense	16,974
Carrying amount of asset retirement obligations as of September 30, 2010	561,343
Less: Current portion	50,000
Non-Current asset retirement obligation	$511,343

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

5.  Stock-based Compensation

The Company uses the Binomial option pricing model to estimate the fair value of stock based compensation expenses at grant date.  This expense is recognized as compensation expense in our financial statements over the vesting period.  We recognize the fair value of stock based compensation awards as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period.

The Company recognized compensation expense of $13,754 and $6,548 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, respectively.  Compensation expense recognized for the six months ended September 30, 2010 and 2009 was $17,422 and $15,896, respectively.  The total cost related to non-vested awards not yet recognized at September 30, 2010 totals approximately $209,700 which is expected to be recognized over a weighted average of 3.5 years.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model.  Expected volatilities are based on historical volatility of the Company’s stock over the expected term of 84 months and other factors.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As the Company has never declared dividends, no dividend yield is used in the calculation.  Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions.  There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2010.  All such amounts represent the weighted average amounts.

Grant-date fair value	$5.15
Volatility factor	82.83%
Dividend yield	-
Risk-free interest rate	2.07%
Expected term (in years)	7

During the six months ended September 30, 2010, stock options covering 42,500 shares were granted.  There were no stock options granted during the six months ended September 30, 2009.

The following table is a summary of activity of stock options for the six months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2010	107,500	$5.94	2.51	$237,088
Granted	42,500	6.24
Exercised	(2,500)	4.35
Forfeited or Expired	(7,500)	5.65
Outstanding at September 30, 2010	140,000	$6.08	4.42	$38,163

Vested at September 30, 2010	90,000	$6.15	2.02	$18,313
Exercisable at September 30, 2010	90,000	$6.15	2.02	$18,313

During the six months ended September 30, 2010, stock options covering 2,500 shares were exercised with a total intrinsic value of $12,429.  The Company received proceeds of $10,875 from these exercises.  During the six months ended September 30, 2009, stock options covering a total of 13,250 shares were exercised with a total intrinsic value of $55,661.   The Company received proceeds of $92,792 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  During the six months ended September 30, 2010, 7,500 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant.  There were no stock options forfeited or expired during the six months ended September 30, 2009.

Outstanding options at September 30, 2010 expire between January 2011 and September 2020 and have exercise prices ranging from $4.00 to $8.24.

6.  Fair Value of Financial Instruments

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  In accordance with the reporting requirements of FASB ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments.

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the six months ended September 30, 2010 were approximately $8,000.

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

7.  Credit Facility

As of September 30, 2010, the Company has a revolving credit agreement with Bank of America, N.A., which provides for a credit facility of $5,000,000 with no monthly commitment reductions and a borrowing base evaluated annually set at $4,900,000.  Amounts borrowed under this agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at September 30, 2010 was $2,750,000. No principal payments are anticipated to be required through November 30, 2012.  Effective October 22, 2010 the credit facility was amended to $4,900,000 with no monthly commitment reductions and no change in the borrowing base of $4,900,000.

In December 2008, the credit agreement was renewed with a maturity date of October 31, 2010, which was subsequently amended in December 2009 to a maturity date of January 31, 2011.  A second amendment in March 2010, revised the maturity date to April 30, 2011.  A third amendment in September 2010, revised the maturity date to November 30, 2011.  Subsequently, a fourth amendment on October 22, 2010, revised the maturity date to November 30, 2012.  Under the renewed agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.5 percentage points, which was 2.76% on September 30, 2010.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the loan agreement.  The Company is in compliance with all covenants as of September 30, 2010.  In addition, this agreement prohibits the Company from paying cash dividends on our common stock.

At the end of fiscal 2010, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit is renewed annually.

The balance outstanding on the line of credit was $2,150,000 as of September 30, 2010 and $2,100,000 as of November 15, 2010.

8.  Income Taxes

The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.  For the three and six months ended September 2010, current income tax expense was $33,998.  There was no current income tax expense for the three and six months ending September 30, 2009.  For the three and six months ended September 30, 2010, there was a deferred income tax benefit of $51,151 and $100,160, respectively.  This benefit was primarily a result of an increase in statutory depletion carryforward.  For the three and six months ended September 2009, there was a deferred income tax benefit of $171,163 and $198,789, respectively.

As of September 30, 2010, the Company has statutory depletion carryforwards of approximately $3,848,000, which do not expire.  At September 30, 2010, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $1,630,000, which will begin expiring in 2021.  The Company’s ability to use the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of September 30, 2010, the Company has unrecognized tax benefits of approximately $410,000.

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to the stockholder for the six months ended September 30, 2010 and 2009 was $61,407 and $26,451, respectively.  These amounts include reimbursements of $58,273 and $23,468, respectively.

10.  Income Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and six month periods ended September 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net income	$70,040	$158,350	$75,816	$90,347

Shares outstanding:
Weighted avg. common shares outstanding – basic	1,935,199	1,883,248	1,928,711	1,880,944
Effect of the assumed exercise of dilutive stock options	10,694	59,266	17,709	64,758
Weighted avg. common shares outstanding – dilutive	1,945,893	1,942,514	1,946,420	1,945,702

Earnings per common share:
Basic	$0.04	$0.08	$0.04	$0.05
Diluted	$0.04	$0.08	$0.04	$0.05

For the three and six month periods ending September 30, 2010, 91,250 options were excluded from the diluted net income per share calculations.  Anti-dilutive stock options have a weighted average exercise price of $6.81 at September 30, 2010. For the three month and six month periods ended September 30, 2009, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

11.  Subsequent Events

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

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing primarily gas properties and secondarily oil properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties in areas with significant development potential.

For the first six months of fiscal 2011, cash flow from operations was $597,867, a 32% increase when compared to the corresponding period of fiscal 2010.  Cash of $1,631,713 was used for additions to oil and gas properties, $478,000 was used for the acquisition of a subsidiary and net proceeds from long term debt was $1,450,000.  Accordingly, net cash decreased $17,679.  This decrease in cash can be primarily attributed to the use of cash for investing activities partially offset by an increase in cash receipts from trade accounts and oil and gas sales.

During the first six months of fiscal 2011, we participated in 5 wells in the Dodd Federal Unit operated by Concho Resources, Inc. (formerly Marbob Energy Corporation).  This unit, located in Eddy County, New Mexico currently contains approximately 110 wells and is expected to contain approximately 140 wells when completely drilled.  For the fiscal year ending March 31, 2010, Mexco participated in the drilling of 7 producing wells in this unit.  Our working interest in this unit is .185% (.14% net revenue interest).

In August 2010, we purchased overriding royalty interests averaging .28% in 5,120 gross acres covering eight sections in the Haynesville trend area of DeSoto Parish, Louisiana, for an approximate purchase price of $1.65 million, prior to closing adjustments.  Mexco paid $1.46 million in cash funded from working capital and primarily from the $5.0 million credit facility.  The remainder was paid as 26,833 shares of its common stock issued from our treasury shares.  This acreage currently contains five (5) horizontal wells producing from the Haynesville Shale formation and operated by Petrohawk Operating Company which will operate six of the eight sections.  The two remaining sections will be operated by Chesapeake Energy.  This acreage contains an additional 59 potential drill sites in the Haynesville.  Other wells drilled in the Haynesville area show the presence of at least two (2) other potential producing zones, the Bossier and Cotton Valley, which are held by production and available for development should conditions warrant.  Hundreds of Haynesville, hundreds of Cotton Valley and several dozen Bossier Shale wells are currently producing in the Haynesville trend area.  Any development of these royalties will be free to Mexco of expenses for drilling and operations.  The Haynesville area has been estimated to become the largest gas resource in the United States and the fourth largest in the world subject to realization of technical estimates, according to World Oil in its June 2010 edition.  World Oil recognizes DeSoto Parish as one of the top six (6) parishes of Louisiana where the most productive Haynesville wells are located.

On September 30, 2010, Mexco purchased all of the outstanding stock of Southwest Texas Disposal Corporation, a Texas corporation which owns royalties producing primarily natural gas and free of drilling, development and operating expenses.  The cash purchase price of $478,000 was funded from our $5.0 million credit facility.  These royalties cover over 200 properties located in 60 counties and parishes in Oklahoma, Texas, Louisiana, New Mexico, Mississippi and Alabama.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility.

At September 30, 2010, we had working capital of approximately $421,647 compared to working capital of $478,394 at March 31, 2010, a decrease of $56,747.  This was mainly as a result of a decrease in accounts receivable and accounts payable and accrued expenses partially offset by an increase in prepaid costs and expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $66.88 per bbl in May 2010 to a high of $86.84 per bbl in April 2010.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.32 per MMBtu in October 2009 to a high of $7.51 per MMBtu in January 2010.  On September 30, 2010 the WTI posted price for crude oil was $79.97 per bbl and the Henry Hub spot price for natural gas was $3.85 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2010:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$2,150,000	$-	$2,150,000	$-

(1)	Does not include estimated interest of $59,000 less than 1 year and $177,000 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.  Net income was $70,040 for the quarter ended September 30, 2010, a decrease from $158,350 for the quarter ended September 30, 2009.  This was a result of a decrease in income tax benefit partially offset by an increase in operating revenues and a decrease in production costs and DD&A.

Oil and gas sales.  Revenue from oil and gas sales was $783,990 for the second quarter of fiscal 2011, a 6% increase from $737,944 for the same period of fiscal 2010.  This resulted from an increase in oil and gas prices and oil production offset partially by a decrease in gas production.  This decrease in gas production is attributable to some of our non-operated wells shut-in for repairs and maintenance as well as natural decline.  The following table sets forth our oil and gas revenues, production quantities and average prices received during the three months ended September 30.

	2010	2009	% Difference
Oil:
Revenue	$318,059	$281,840	12.9%
Volume (bbls)	4,469	4,379	2.1%
Average Price (per bbl)	$71.17	$64.40	10.5%

Gas:
Revenue	$465,931	$456,104	2.2%
Volume (mcf)	115,887	147,853	(21.6%)
Average Price (per mcf)	$4.02	$3.08	30.5%

Production and exploration.  Production costs were $253,138 for the second quarter of fiscal 2011, a 6% decrease from $269,251 for the same period of fiscal 2010.  This was the result of a decrease in repairs on operated wells in the El Cinco field.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $267,691 for the second quarter of fiscal 2011, a 3% decrease from $275,072 for the same period of fiscal 2010, primarily due to a decrease in gas production partially offset by an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses were $199,544 for the second quarter of fiscal 2011, a 1% increase from $198,229 for the same period of fiscal 2010.  This was due to an increase in stock option compensation expense.

Interest expense.  Interest expense was $6,857 for the second quarter of fiscal 2011, a 22% decrease from $8,737 for the same period of fiscal 2010, due to a decrease in borrowings.

Income taxes.  There was an income tax benefit of $17,153 for the three months ended September 30, 2010, a decrease from an income tax benefit of $171,163 for the three months ended September 30, 2009.  The previous year’s benefit was a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.

Results of Operations – Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009.  Net income was $75,816 for the six months ended September 30, 2010, a decrease from $90,347 for the six months ended September 30, 2009.  This was a result of a decrease in income tax benefit and an increase in production expense partially offset by an increase in operating revenues.

Oil and gas sales.  Revenue from oil and gas sales was $1,616,000 for the six months ended September 30, 2010, a 16% increase from $1,391,754 for the same period of fiscal 2010.  This resulted from an increase in oil and gas prices and oil production partially offset by a decrease in gas production.  This decrease in gas production is attributable to some of our non-operated wells shut-in for repairs and maintenance as well as natural decline.  The following table sets forth our oil and gas revenues, production quantities and average prices received during the six months ended September 30.

	2010	2009	% Difference
Oil:
Revenue	$653,116	$514,939	26.8%
Volume (bbls)	8,985	8,710	3.2%
Average Price (per bbl)	$72.69	$59.12	23.0%

Gas:
Revenue	$962,884	$876,815	9.8%
Volume (mcf)	235,944	286,271	(17.6%)
Average Price (per mcf)	$4.08	$3.06	33.3%

Production and exploration.  Production costs were $621,365 for the six months ended September 30, 2010, a 22% increase from $510,224 for the six months ended September 30, 2009.  This was primarily the result of a workover and repairs in the amount of approximately $113,000 on one of our operated wells in Hutchinson County, Texas in which we own 100% working interest.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $519,186 for the six months ended September 30, 2010, a 4% decrease from $538,534 for the six months ended September 30, 2009 primarily due to a decrease in gas production partially offset by an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses were $447,683 for the six months ended September 30, 2010, a 4% increase from $430,414 for the six months ended September 30, 2009.  This was due to an increase in engineering services and stock option compensation expense.

Interest expense.  Interest expense was $10,196 for the six months ended September 30, 2010, a 44% decrease from $18,361 for the same period fiscal 2010 due to a decrease in borrowings.

Income taxes.  There was an income tax benefit of $66,162 for the six months ended September 30, 2010, a decrease from an income tax benefit of $198,789 for the six months ended September 30, 2009.  The previous year’s benefit was a result of the completion of the 2008 tax return which included a change in the statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At September 30, 2010, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At September 30, 2010, we had an outstanding loan balance of $2,150,000 under our $5.0 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $21,500 based on the outstanding balance at September 30, 2010.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At September 30, 2010, our largest credit risk associated with any single purchaser was $64,753.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At September 30, 2010, our largest credit risk associated with any working interest partner was $3,286.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2011, our net income would have changed by $8,985.  If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2011, our net income would have changed by $235,944.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 15, 2010	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: November 15, 2010	/s/ Tamala L. McComic
Tamala L. McComic
Executive Vice President, Treasurer and Assistant Secretary