Form 10-K/A
period 2010-03-31
MEXCO ENERGY CORP
filed 2011-01-31
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-6694

MEXCO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 W. Texas Avenue, Suite 1101	79701
Midland, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (432) 682-1119

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended March 31, 2010 (“Form 10-K”) on June 29, 2010.  In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to revise or amend the following:

Item 1A. Risk Factors, page 13 of Form 10-K, page 14 of the Form 10-K/A, revised to remove the statement, “Moreover, there can be no assurance that our reserves will ultimately be produced or that any undeveloped reserves will be developed.”  Our reserves are categorized as Proved which by definition are recoverable with reasonable certainty.

Item 2. Properties, pages 18-22 of Form 10-K, page 19-23 of the Form 10-K/A, revised to (i) disclose the benchmark prices to which differentials were applied in order to arrive at the average adjusted prices used in estimating our proved reserves; (ii) disclose additional information related to the technical experience of management per Item 1203(a)(7) of Regulation S-K; (iii) disclose additional information related to our proved undeveloped reserves as stipulated in Item 1203 of Regulation S-K; (iv) disclose additional information related to our undeveloped acreage as contemplated in Item 1208(b) or Regulation S-K; and (v) revise production costs to be exclusive of production and ad valorem taxes as required by Item 1204)b)(2) of Regulation S-K.

Item 7.  Managements’s Discussion and Analysis of Financial Condition and Results of Operations, page 24 of Form 10-K, page 25 of Form 10-K/A, revised to disclose that we do not have any delivery commitments as described in Item 1207 of Regulation S-K.

Note 12.  Oil and Gas Reserve Data, page F-17 of Form 10-K and Form 10-K/A, revised the presentation of Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves to separate development costs and production costs to comply with requirement FASB ASC 932-235-50-31(b).

Certain exhibits have been updated and are being filed or furnished with the Form 10-K/A to (i) amend in its entirety the report of our independent consulting engineer, Exhibit 99.1, in order to address staff comments to include all required items listed under Item 1202(a)8 of Regulation S-K; (ii) provide updated consent of our independent petroleum engineer, Exhibit 23.2; and (iii) provide the required certifications by our principal executive officer and principal financial officer, Exhibits 31.1 and 32.2.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosures in the Form 10-K.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the Securities and Exchange Commission subsequent to filing of the Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	33

Item 11.	Executive Compensation	34

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34

Item 13.	Certain Relationships and Related Transactions, and Director Independence	34

Item 14.	Principal Accounting Fees and Services	34

PART IV

Item 15.	Exhibits and Financial Statement Schedules	34

	Signatures	35

	Glossary of Abbreviations and Terms	36

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

In accordance with the new guidelines, the average prices used in computing reserves at March 31, 2010 were $66.21 per bbl of oil and $3.77 per mcf of natural gas, based on the 12-month average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2010.  The benchmark price of $69.64 per bbl of oil was adjusted by lease for gravity, transportation fees and regional price differentials.  The benchmark price of $3.98 per mcf of natural gas was adjusted by lease for BTU content, transportation fees and regional price differentials.  Reserves for fiscal 2009 and 2008 were based on pricing posted on March 31, 2009 and March 31, 2008 based on the oil and gas disclosure requirements effective during those periods.  Prices used for fiscal 2009 and 2008 were $42.12 and $96.61 per bbl of oil and $3.13 and $8.70 per mcf of natural gas, respectively. If we had used the March 31, 2010 prices in our fiscal 2010 calculations as in previous years, our total reserves would have decreased 52,000 Mcfe.

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

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC.  As stated above, Mexco retained Neal and Associates to prepare estimates of our oil and gas reserves.  Management works closely with this firm, and is responsible for providing accurate operating and technical data to it.  Our Chief Financial Officer who has over 18 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Mr. Neal.  Mr. Neal is responsible for overseeing the preparation of the reserve estimates and holds a bachelor’s degree in mechanical engineering (petroleum option), is a member of the Society of Petroleum Engineers and has over 50 years of experience in the oil and gas industry.  Our President and Chief Executive Officer who has close to 30 years experience in the oil and gas industry also reviews the final reserves estimate.

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

During the fiscal year ending March 31, 2010, one of the Barnett Shale properties in which we own an interest was developed, therefore its gas reserves of approximately 102,000 mcf were converted from proved undeveloped to proved developed.  There were no capital expenditures for this development as this property is a royalty interest.  There were no material changes in our oil proved undeveloped reserves that occurred during the fiscal year ending March 31, 2010.

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

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  A gross acre is an acre in which an interest is owned.  A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one.  The number of net acres is the sum of the fractional interests owned in gross acres.  As of March 31, 2010, we own approximately 1,477 gross and 737 net acres of material undeveloped acreage located in the Pembrook Unit of Upton County, Texas which is operated by Pioneer Natural Resources USA, Inc. and held by production from approximately 200 wells.

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

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2010	2009	2008
Oil (a):
Production (Bbls)	18,036	17,065	17,504
Revenue	$1,194,500	$1,403,076	$1,348,725
Average Bbls per day	49	47	48
Average sales price per Bbl	$66.23	$82.22	$77.05
Gas (b):
Production (Mcf)	545,991	542,099	379,048
Revenue	$2,026,263	$3,473,551	$2,539,230
Average Mcf per day	1,496	1,485	1,038
Average sales price per Mcf	$3.71	$6.41	$6.70
Production cost:
Production cost	$762,813	$783,855	$958,133
Production and ad valorem taxes	$291,311	$411,729	$282,172
Equivalent Mcf (c)	654,207	644,489	484,072
Production cost per equivalent Mcf	$1.17	$1.22	$1.98
Production cost per sales dollar	$0.24	$0.16	$0.25
Total oil and gas revenue	$3,220,763	$4,876,627	$3,887,995

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Oil production is converted to equivalent mcf at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

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

Liquidity and Capital Resources and Commitments

Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.  Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure our revolving line of credit.  In previous fiscal years, we have obtained additional financing for prospects by selling fractional working interests to industry partners at prices in excess of our cost.  The Company does not have any delivery commitments to provide a fixed and determinable quantity of its oil and gas under any existing contract or agreement.

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

The standardized measure of discounted future cash flows at March 31, 2010, 2009 and 2008, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2010	2009	2008
Future cash inflows	$47,638,000	$38,369,000	$89,327,000
Future production costs and taxes	(10,101,000)	(8,182,000)	(13,384,000)
Future development costs	(3,265,000)	(3,384,000)	(2,507,000)
Future income taxes (a)	(7,439,000)	(5,306,000)	(15,086,000)
Future net cash flows	26,833,000	21,497,000	58,350,000
Annual 10% discount for estimated timing of cash flows	(12,673,000)	(9,989,000)	(25,852,000)
Standardized measure of discounted future net cash flows	$14,160,000	$11,508,000	$32,498,000

(a)	Future income taxes are computed using effective tax rates on future net cash flows before income taxes less the tax bases of the oil and gas properties and effects of statutory depletion.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	March 31
	2010	2009	2008
Sales of oil and gas produced, net of production costs	$(2,167,000)	$(3,681,000)	$(2,648,000)
Net changes in price and production costs	4,287,000	(27,213,000)	9,027,000
Changes in previously estimated development costs	(35,000)	1,116,000	295,000
Revisions of quantity estimates	397,000	(324,000)	(121,000)
Net change due to purchases and sales of minerals in place	11,000	1,572,000	2,343,000
Extensions and discoveries, less related costs	345,000	1,931,000	5,025,000
Net change in income taxes	(1,085,000)	3,124,000	(2,437,000)
Accretion of discount	1,435,000	4,090,000	2,617,000
Changes in timing of estimated cash flows and other	(536,000)	(1,605,000)	(1,810,000)
Changes in standardized measure	2,652,000	(20,990,000)	12,291,000

Standardized measure, beginning of year	11,508,000	32,498,000	20,207,000
Standardized measure, end of year	$14,160,000	$11,508,000	$32,498,000

14.  Selected Quarterly Financial Data (Unaudited)

	FISCAL 2010
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$971,974	$857,035	$737,944	$653,810
Operating profit (loss)	129,931	136,585	(4,137)	(86,171)
Net income (loss)	143,347	167,145	158,350	(68,003)
Net income (loss) per share – basic	.07	0.09	0.08	(0.04)
Net income (loss) per share – diluted	.07	0.09	0.08	(0.04)

	FISCAL 2009
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$700,578	$908,253	$1,595,209	$1,672,587
Operating profit (loss)	(52,505)	217,985	796,586	816,889
Net income (loss)	(10,835)	131,501	511,115	538,789
Net income (loss) per share – basic	(.01)	0.07	0.27	0.31
Net income (loss) per share – diluted	(.01)	0.07	0.26	0.29

INDEX TO EXHIBITS

Exhibit
Number

3.1*	Articles of Incorporation.

3.2***	Amended Bylaws as amended on November 15, 2008.

10.1**	Stock Option Plan.

10.2*	Bank Line of Credit.

10.3****	2004 Incentive Stock Option Plan.

10.4*****	2009 Employee Incentive Stock Plan

14.1******	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Joe C. Neal & Associates, Independent Petroleum Engineer
___________________
*	Incorporated by reference to the Company’s Annual Report on Form 10-K dated June 24, 1998.
**	Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***	Filed as Exhibit 3.1 with the Company’s Quarterly Report on Form 10-Q dated November 13, 2008.
****	Filed with the Company’s Proxy Statement filed July 9, 2004.
*****	Filed with the Company’s Proxy Statement filed July 16, 2009.
******	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.