Form 10-Q
period 2010-12-31
MEXCO ENERGY CORP
filed 2011-02-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 14, 2011 was 1,959,949.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$165,573	$160,439
Accounts receivable:
Oil and gas sales	408,326	538,444
Trade	33,542	63,455
Related parties	-	55
Prepaid costs and expenses	83,688	17,161
Total current assets	691,129	779,554

Property and equipment, at cost
Oil and gas properties, using the full cost method	29,643,465	27,353,016
Other	78,520	76,161
	29,721,985	27,429,177

Less accumulated depreciation, depletion and amortization	14,942,407	14,179,156
Property and equipment, net	14,779,578	13,250,021
	$15,470,707	$14,029,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$181,204	$301,160

Long-term debt	1,950,000	700,000
Asset retirement obligations	508,286	486,305
Deferred income tax liabilities	888,158	902,757

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,010,116 and 2,003,866 shares issued; 1,950,949 and 1,919,866 shares outstanding as of December 31, 2010 and March 31, 2010, respectively	1,005,058	1,001,933
Additional paid-in capital	5,981,814	5,907,899
Retained earnings	5,258,852	5,156,138
Treasury stock, at cost (59,167 and 84,000 shares as of
December 31, 2010 and March 31, 2010, respectively)	(302,665)	(426,617)
Total stockholders' equity	11,943,059	11,639,353
	$15,470,707	$14,029,575

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Operating revenue:
Oil and gas	$752,778	$857,035	$2,368,778	$2,248,789
Other	3,798	8,134	12,830	20,851
Total operating revenues	756,576	865,169	2,381,608	2,269,640

Operating expenses:
Production	200,785	269,154	822,150	779,379
Accretion of asset retirement obligation	8,489	7,963	25,463	23,570
Depreciation, depletion, and amortization	244,065	252,940	763,251	791,474
General and administrative	235,137	198,527	682,820	628,941
Total operating expenses	688,476	728,584	2,293,684	2,223,364

Operating profit	68,100	136,585	87,924	46,276

Other income (expenses):
Interest income	10	100	36	328
Interest expense	(15,151)	(8,516)	(25,347)	(26,877)

Net other expense	(15,141)	(8,416)	(25,311)	(26,549)

Earnings before provision for income taxes	52,959	128,169	62,613	19,727

Income tax expense (benefit):
Current	(59,500)	21,988	(25,502)	21,988
Deferred	85,561	(60,964)	(14,599)	(259,753)
	26,061	(38,976)	(40,101)	(237,765)

Net income	$26,898	$167,145	$102,714	$257,492

Earnings per common share:
Basic	$0.01	$0.09	$0.05	$0.14
Diluted	$0.01	$0.09	$0.05	$0.13

Weighted average common shares outstanding:
Basic	1,947,370	1,891,866	1,934,953	1,884,598
Diluted	1,961,041	1,946,076	1,951,316	1,946,362

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2010	$1,001,933	$(426,617)	$5,907,899	$5,156,138	$11,639,353
Net income	-	-	-	5,776	5,776
Issuance of stock through
options exercised	1,250	-	9,625	-	10,875
Stock based compensation	-	-	3,668	-	3,668
Balance at June 30, 2010	$1,003,183	$(426,617)	$5,921,192	$5,161,914	$11,659,672
Net Income	-	-	-	70,040	70,040
Issuance of stock for
properties	-	136,277	28,479	-	164,756
Excess tax benefits from
stock-based compensation			33,998		33,998
Stock based compensation	-	-	13,754	-	13,754
Balance at September 30, 2010	$1,003,183	$(290,340)	$5,997,423	$5,231,954	$11,942,220
Net income	-	-	-	26,898	26,898
Purchase of stock	-	(12,325)	-	-	(12,325)
Issuance of stock through
options exercised	1,875	-	14,437	-	16,312
Excess tax benefit from
stock-based compensation	-	-	(59,500)	-	(59,500)
Stock based compensation	-	-	29,454	-	29,454
Balance at December 31, 2010	$1,005,058	$(302,665)	$5,981,814	$5,258,852	$11,943,059

SHARE ACTIVITY
Common stock shares, issued:
Balance at March 31, 2010		2,003,866
Issued		2,500
Balance at June 30, 2010		2,006,366
Issued		-
Balance at Sept. 30, 2010		2,006,366
Issued		3,750
Balance at Dec. 31, 2010		2,010,116

Common stock shares, held in treasury:
Balance at March 31, 2010		(84,000)
Acquisitions		-
Balance at June 30, 2010		(84,000)
Exchange for property		26,833
Balance at Sept. 30, 2010		(57,167)
Acquisitions		(2,000)
Balance at Dec. 31, 2010		(59,167)

Common stock shares, outstanding
at December 31, 2010		1,950,949

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$102,714	$257,492
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax expense (benefit)	(14,599)	(259,753)
Excess tax expense (benefit) from share based payment arrangement	25,502	(21,988)
Stock-based compensation	46,876	21,645
Depreciation, depletion and amortization	763,251	791,474
Accretion of asset retirement obligations	25,463	23,570
Other	(17,860)	(5,849)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	170,936	(16,875)
(Increase) decrease in prepaid expenses	(66,527)	4,196
(Decrease) increase in income taxes payable	(25,502)	21,988
Decrease in accounts payable and accrued expenses	(97,478)	(49,843)
Net cash provided by operating activities	912,776	766,057

Cash flows from investing activities:
Additions to oil and gas properties	(1,668,296)	(621,870)
Acquisition of business	(478,000)	-
Additions to other property and equipment	(2,359)	(8,371)
Proceeds from sale of oil and gas properties and equipment	1,653	103,674
Net cash used in investing activities	(2,147,002)	(526,567)

Cash flows from financing activities:
Proceeds from exercise of stock options	27,187	92,792
Acquisition of treasury stock	(12,325)	-
Reduction of long-term debt	(645,000)	(485,000)
Proceeds from long-term debt	1,895,000	75,000
Excess tax (expense) benefit from share based payment arrangement	(25,502)	21,988
Net cash provided by (used in) financing activities	1,239,360	(295,220)

Net increase (decrease) in cash and cash equivalents	5,134	(55,730)

Cash and cash equivalents at beginning of period	160,439	223,583

Cash and cash equivalents at end of period	$165,573	$167,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,896	$27,789
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$8,064	$11,689
Issuance of common stock in exchange for oil and gas properties	$164,756	$-
Acquisition of Southwest Texas Disposal Corporation resulting in the assumption of liabilities as follows:
Fair value of assets	$487,868	-
Cash paid	(478,000)	-
Liabilities assumed	$9,868	-

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

Estimates and Assumptions.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.  In addition, significant estimates are used in determining year end proved oil and gas reserves.  Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates.  The estimate of the Company’s oil and natural gas reserves, which is the used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2010, and the results of its operations and cash flows for the interim periods ended December 31, 2010 and 2009.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU No. 2010-29 amends ASC Topic 805 and reflects the decision reached in Emerging Issues Task Force (“EITF”) Issue No. 10-G.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU No. 2010-29 becomes effective prospectively for the Company with the reporting period beginning April 1, 2011.  The Company does not anticipate that adoption of this new guidance will have a material impact on its financial statements.

There were various other accounting standards and interpretations issued in 2010, all of which have been determined to be not applicable or significant by management and once adopted are not expected to have a material impact on the Company’s financial position, operations or cash flows.

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

3.  Business Combinations and Property Acquisitions

On September 30, 2010, the Company purchased all of the outstanding stock of Southwest Texas Disposal Corporation (“STDC”), a Texas corporation which owns primarily royalties producing primarily natural gas, expanding the Company’s royalty revenues.  The cash purchase price of $478,000 was funded from our $4.9 million credit facility.

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

In August 2010, the Company purchased overriding royalty interests averaging .28% in 5,120 gross acres covering eight sections in the Haynesville trend area of DeSoto Parish, Louisiana, for an approximate purchase price of $1.65 million, prior to closing adjustments.  The Company paid $1.46 million in cash and the remainder was paid as 26,833 shares of its common stock issued from treasury shares.

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

The following table provides a rollforward of the asset retirement obligations for the first nine months of fiscal 2011:

Carrying amount of asset retirement obligations as of April 1, 2010	$536,305
Liabilities incurred	8,064
Liabilities settled	(11,546)
Accretion expense	25,463
Carrying amount of asset retirement obligations as of December 31, 2010	558,286
Less: Current portion	50,000
Non-Current asset retirement obligation	$508,286

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

The Company recognized compensation expense of $29,454 and $5,749 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009, respectively.  Compensation expense recognized for the nine months ended December 31, 2010 and 2009 was $46,876 and $21,645, respectively.  The total cost related to non-vested awards not yet recognized at December 31, 2010 totals approximately $180,000 which is expected to be recognized over a weighted average of 3.4 years.

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

During the nine months ended December 31, 2010, stock options covering 42,500 shares were granted.  There were no stock options granted during the nine months ended December 31, 2009.  Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2010.  All such amounts represent the weighted average amounts.

Grant-date fair value	$5.15
Volatility factor	82.83%
Dividend yield	-
Risk-free interest rate	2.07%
Expected term (in years)	7

During the nine months ended December 31, 2010, stock options covering 6,250 shares were exercised with a total intrinsic value of $24,340.  The Company received proceeds of $27,187 from these exercises.  During the nine months ended December 31, 2009, stock options covering 13,250 shares were exercised with a total intrinsic value of $55,661.  The Company received proceeds of $92,792 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  During the nine months ended December 31, 2010, 7,500 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant.  There were no stock options forfeited or expired during the nine months ended December 31, 2009.

The following table is a summary of stock option activity for the nine months ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2010	107,500	$5.94	2.51	$237,088
Granted	42,500	6.24
Exercised	(6,250)	4.35
Forfeited or Expired	(7,500)	5.65
Outstanding at December 31, 2010	136,250	$6.12	4.23	$207,788

Vested at December 31, 2010	90,000	$6.15	1.76	$135,313
Exercisable at December 31, 2010	90,000	$6.15	1.76	$135,313

Outstanding options at December 31, 2010 expire between January 2011 and September 2020 and have exercise prices ranging from $4.00 to $8.24.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the nine months ended December 31, 2010 were approximately $8,000.

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying consolidated balance sheets for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

7.  Credit Facility

Effective October 22, 2010, Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.   Availability of this line of credit at December 31, 2010 was $2,950,000.  No principal payments are anticipated to be required through November 30, 2012.

The Agreement was renewed four times with the fourth amendment on October 22, 2010, which revised the maturity date to November 30, 2012.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.50 percentage points, which was 2.76% on December 31, 2010.  Interest on the outstanding amount under the Agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement. The Company is in compliance with all covenants as of December 31, 2010.  In addition, this Agreement prohibits the Company from paying cash dividends on its common stock.

As of December 31, 2010, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit is renewed annually.

The balance outstanding on the line of credit was $1,950,000 as of December 31, 2010 and $1,700,000 as of February 14, 2011.

8.  Income Taxes

The Company recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those differences are expected to be settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.  For the three and nine months ended December 31, 2010, there was a current income tax benefit of $59,500 and $25,502, respectively.  For the three months ended December 31, 2010, deferred income tax expense was $85,561.  For the nine months ended December 31, 2010, there was a deferred income tax benefit of $14,599.  The Company’s effective tax rate differs from the federal statutory tax rate due to the completion of the 2009 tax return which included an increase in current depletion expense and a decrease in the statutory depletion carryforward.  Current income tax expense was $21,988 for the three and nine months ending December 31, 2009.  For the three and nine months ended December 2009, there was a deferred income tax benefit of $60,964 and $259,753, respectively.

As of December 31, 2010, the Company has a statutory depletion carryforward of approximately $3,871,000, which does not expire.  At December 31, 2010, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $1,965,000, which will begin expiring in 2021.  The Company’s ability to use some of the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of December 31, 2010, the Company has unrecognized tax benefits of approximately $441,000.  As of December 31, 2009, the amount of unrecognized tax benefits was approximately $451,000.

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to the stockholder for the nine months ended December 31, 2010 and 2009 was $104,089 and $41,033, respectively.  These amounts include reimbursements of $99,402 and $36,917, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and nine month periods ended December 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net income	$26,898	$167,145	$102,714	$257,492

Shares outstanding:
Weighted avg. common shares outstanding – basic	1,947,370	1,891,866	1,934,953	1,884,598
Effect of the assumed exercise of dilutive stock options	13,671	54,210	16,363	61,764
Weighted avg. common shares outstanding – dilutive	1,961,041	1,946,076	1,951,316	1,946,362

Earnings per common share:
Basic	$0.01	$0.09	$0.05	$0.14
Diluted	$0.01	$0.09	$0.05	$0.13

For the three and nine months ended December 31, 2010, 61,250 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.86 at December 31, 2010.  For the three and nine month periods ended December 31, 2009, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

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

For the first nine months of fiscal 2011, cash flow from operations was $912,776, a 19% increase when compared to the corresponding period of fiscal 2010.  Cash of $1,668,296 was used for additions to oil and gas properties, $478,000 was used for the acquisition of a subsidiary, cash of $27,187 was provided by the exercise of stock options and net proceeds from long term debt was $1,250,000.  The net cash increase of $5,134 can be primarily attributed to an increase in cash receipts from accounts receivable partially offset by an increase in cash payments to vendors.

During the nine months ended December 31, 2010, we repurchased 2,000 shares for the treasury at an aggregate cost of $12,325.

During the first nine months of fiscal 2011, we participated in 5 wells in the Dodd Federal Unit operated by Concho Resources, Inc. (formerly Marbob Energy Corporation).  This unit, located in Eddy County, New Mexico currently contains approximately 110 wells and is expected to contain approximately 140 wells when completely drilled.  For the fiscal year ending March 31, 2010, we participated in the drilling of 7 producing wells in this unit.  Our working interest in this unit is .185% (.14% net revenue interest).

In August 2010, we purchased overriding royalty interests averaging .28% in 5,120 gross acres covering eight sections in the Haynesville trend area of DeSoto Parish, Louisiana, for an approximate purchase price of $1.65 million, prior to closing adjustments.  The Company paid $1.46 million in cash and the remainder was paid as 26,833 shares of its common stock issued from treasury shares.  This acreage currently contains five (5) horizontal wells producing from the Haynesville Shale formation and operated by Petrohawk Operating Company which will operate six of the eight sections.  The two remaining sections will be operated by Chesapeake Energy.  This acreage contains an additional 59 potential drill sites in the Haynesville.  Other wells drilled in the Haynesville area show the presence of at least two (2) other potential producing zones, the Bossier and Cotton Valley, which are held by production and available for development should conditions warrant.  Hundreds of Haynesville, hundreds of Cotton Valley and several dozen Bossier Shale wells are currently producing in the Haynesville trend area.  Any development of these royalties will be free to the Company of expenses for drilling and operations.  The Haynesville area has been estimated to become the largest gas resource in the United States and the fourth largest in the world subject to realization of technical estimates, according to World Oil in its June 2010 edition.  World Oil recognizes DeSoto Parish as one of the top six (6) parishes of Louisiana where the most productive Haynesville wells are located.

On September 30, 2010, we purchased all of the outstanding stock of Southwest Texas Disposal Corporation, a Texas corporation which owns royalties producing primarily natural gas and free of drilling, development and operating expenses.  The cash purchase price of $478,000 was funded from our $4.9 million credit facility.  These royalties cover over 200 properties located in 60 counties and parishes in Oklahoma, Texas, Louisiana, New Mexico, Mississippi and Alabama.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of common stock of the Company.

At December 31, 2010, we had working capital of approximately $509,925 compared to working capital of $478,394 at March 31, 2010, an increase of $31,531.  This was mainly as a result of a decrease in accounts payable and accrued expenses and an increase in prepaid costs and expenses partially offset by a decrease in accounts receivable.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $66.88 per bbl in May 2010 to a high of $92.21 per bbl in December 2010.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.18 per MMBtu in October 2010 to a high of $7.51 per MMBtu in January 2010.  On December 30, 2010 the WTI posted price for crude oil was $89.84 per bbl and the Henry Hub spot price for natural gas was $4.23 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2010:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$1,950,000	$—	$1,950,000	$—

(1)	Does not include estimated interest of $54,000 less than 1 year and $162,000 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended December 31, 2010 and 2009.  Net income was $26,898 for the quarter ended December 31, 2010, as compared to net income of $167,145 for the quarter ended December 31, 2009.

Oil and gas sales.  Revenue from oil and gas sales was $752,778 for the third quarter of fiscal 2011, a 12% decrease from $857,035 for the same period of fiscal 2010.  This resulted from a decrease in oil and gas production and gas price partially offset by an increase in oil price.  The following table sets forth our oil and gas revenues, production quantities and average prices received during the three months ended December 31.

	2010	2009	% Difference
Oil:
Revenue	$334,141	$324,245	3.1%
Volume (bbls)	4,169	4,519	(7.7%)
Average Price (per bbl)	$80.15	$71.76	11.7%

Gas:
Revenue	$418,637	$532,790	(21.4%)
Volume (mcf)	115,911	136,073	(14.8%)
Average Price (per mcf)	$3.61	$3.92	(7.9%)

Production and exploration.  Production costs were $200,785 for the third quarter of fiscal 2011, a 25% decrease from $269,154 for the same period of fiscal 2010. This was primarily the result of a decrease in repairs on operated wells in the El Cinco field.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $244,065 for the third quarter of fiscal 2011, a 4% decrease from $252,940 for the same period of fiscal 2010, primarily due to a decrease in oil and gas production and an increase in reserves due to current year purchases.

General and administrative expenses.  General and administrative expenses were $235,137 for the third quarter of fiscal 2011, an 18% increase from $198,527 for the same period of fiscal 2010.  This was primarily due to an increase in stock option compensation expense.

Interest expense. Interest expense was $15,151 for the third quarter of fiscal 2011, a 78% increase from $8,516 for the same period of fiscal 2010, due to an increase in borrowings.

Income taxes. There was an income tax expense $26,061 for the quarter ended December 31, 2010 compared to an income tax benefit of $38,976 for the quarter ended December 31, 2009.  The Company’s effective tax rate differs from the federal statutory tax rate due to the completion of the 2009 tax return which included an increase in current depletion expense and a decrease in the statutory depletion carryforward.

Results of Operations – Nine Months Ended December 31, 2010 and 2009.  Net income was $102,714 for the nine months ended December 31, 2010, as compared to net income of $257,492 for the nine months ended December 31, 2009.

Oil and gas sales.  Revenue from oil and gas sales was $2,368,778 for the nine months ended December 31, 2010, a 5% increase from $2,248,789 for the same period of fiscal 2010.  This resulted from an increase in oil and gas prices partially offset by a decrease in oil and gas production.   The following table sets forth our oil and gas revenues, production quantities and average prices received during the nine months ended December 31.

	2010	2009	% Difference
Oil:
Revenue	$987,257	$839,184	17.6%
Volume (bbls)	13,154	13,229	(0.6%)
Average Price (per bbl)	$75.05	$63.44	18.3%

Gas:
Revenue	$1,381,521	$1,409,604	(2.0%)
Volume (mcf)	351,855	422,343	(16.7%)
Average Price (per mcf)	$3.93	$3.34	17.7%

Production and exploration.  Production costs were $822,150 for the nine months ended December 31, 2010, a 5% increase from $779,379 for the nine months ended December 31, 2009.  This was primarily the result of an unsuccessful workover on one of our operated wells in Hutchinson County, Texas in which we own 100% working interest.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $763,251 for the nine months ended December 31, 2010, a 4% decrease from $791,474 for the nine months ended December 31, 2009 primarily due to a decrease in oil and gas production and an increase in reserves due to current year purchases.

General and administrative expenses.  General and administrative expenses were $682,820 for the nine months ended December 31, 2010, a 9% increase from $628,941 for the nine months ended December 31, 2009.  This was due to an increase in stock option compensation expense and engineering services.

Interest expense. Interest expense was $25,347 for the nine months ended December 31, 2010, a 6% decrease from $26,877 for the nine months ended December 31, 2009 due to a decrease in borrowings.

Income taxes. There was an income tax benefit of $40,101 for the nine months ended December 31, 2010 compared to $237,765 for the nine months ended December 31, 2009.  The Company’s effective tax rate differs from the federal statutory tax rate due to the completion of the 2009 tax return which included an increase in current depletion expense and a decrease in the statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At December 31, 2010, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At December 31, 2010, we had an outstanding loan balance of $1,950,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $19,500 based on the outstanding balance at December 31, 2010.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations.  Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At December 31, 2010, our largest credit risk associated with any single purchaser was $69,584.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At December 31, 2010, our largest credit risk associated with any working interest partner was $2,480.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2011, our net income would have changed by $13,154.  If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2011, our net income would have changed by $351,855.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 14, 2011	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: February 14, 2011	/s/ Tamala L. McComic
Tamala L. McComic
Executive Vice President, Treasurer and Assistant Secretary