Form 10-Q
period 2011-06-30
MEXCO ENERGY CORP
filed 2011-08-12
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]   NO [X]

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 11, 2011 was 2,029,949.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,513	$179,071
Accounts receivable:
Oil and gas sales	437,698	384,215
Trade	21,433	42,432
Prepaid costs and expenses	90,082	64,479
Total current assets	672,726	670,197

Property and equipment, at cost
Oil and gas properties, using the full cost method	30,086,663	30,426,817
Other	78,520	78,520
	30,165,183	30,505,337

Less accumulated depreciation, depletion and amortization	15,472,236	15,227,063
Property and equipment, net	14,692,947	15,278,274
	$15,365,673	$15,948,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$281,391	$199,944

Long-term debt	950,000	1,800,000
Asset retirement obligation	541,667	528,911
Deferred income tax liabilities	882,744	912,663

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,089,116 shares issued and 2,029,949 shares outstanding as of June 30, 2011 and March 31, 2011	1,044,558	1,044,558
Additional paid-in capital	6,551,759	6,453,226
Retained earnings	5,416,219	5,311,834
Treasury stock, at cost (59,167 shares)	(302,665)	(302,665)
Total stockholders' equity	12,709,871	12,506,953
	$15,365,673	$15,948,471

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2011	2010

Operating revenues:
Oil and gas	$905,340	$832,010
Other	3,754	4,383
Total operating revenues	909,094	836,393

Operating expenses:
Production	227,902	368,227
Accretion of asset retirement obligation	9,038	8,430
Depreciation, depletion and amortization	245,174	251,495
General and administrative	270,300	248,139
Total operating expenses	752,414	876,291

Operating income (loss)	156,680	(39,898)

Other income (expense):
Interest income	1	4
Interest expense	(10,919)	(3,339)
Net other expense	(10,918)	(3,335)

Income (loss) before provision for income taxes	145,762	(43,233)

Income tax expense (benefit):
Current	71,296	-
Deferred	(29,919)	(49,009)
	41,377	(49,009)

Net income	$104,385	$5,776

Earnings per common share:
Basic	$0.05	$0.00
Diluted	$0.05	$0.00

Weighted average common shares outstanding:
Basic	2,029,949	1,922,152
Diluted	2,046,061	1,946,847

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2011	$1,044,558	$(302,665)	$6,453,226	$5,311,834	$12,506,953
Net income	-	-	-	104,385	104,385
Excess tax benefits from
stock-based compensation	-	-	71,296	-	71,296
Stock based compensation	-	-	27,237	-	27,237
Balance at June 30, 2011	$1,044,558	$(302,665)	$6,551,759	$5,416,219	$12,709,871

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2011		2,089,116
Issued		-
Balance at June 30, 2011		2,089,116

Common stock shares, held in treasury:
Balance at March 31, 2011		(59,167)
Acquisitions		-
Balance at June 30, 2011		(59,167)

Common stock shares, outstanding
at June 30, 2011		2,029,949

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$104,385	$5,776
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax benefit	(29,919)	(49,009)
Excess tax benefit from share based payment arrangement	(71,296)	-
Stock-based compensation	27,237	3,668
Depreciation, depletion and amortization	245,174	251,495
Accretion of asset retirement obligations	9,038	8,430
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(32,484)	149,086
Increase in prepaid expenses	(25,603)	(39,238)
Increase in income tax payable	71,296	-
Increase in accounts payable and accrued expenses	85,324	114,734
Net cash provided by operating activities	383,152	444,942

Cash flows from investing activities:
Additions to oil and gas properties	(122,614)	(97,440)
Additions to other property and equipment	-	(2,359)
Proceeds from sale of oil and gas properties and equipment	462,608	-
Net cash provided by (used in) investing activities	339,994	(99,799)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	10,875
Excess tax benefit from share based payment arrangement	71,296	-
Reduction of long-term debt	(850,000)	(375,000)
Net cash used in financing activities	(778,704)	(364,125)

Net decrease in cash and cash equivalents	(55,558)	(18,982)

Cash and cash equivalents at beginning of period	179,071	160,439

Cash and cash equivalents at end of period	$123,513	$141,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,539	$4,214
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$3,718	$3,445

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

2.  Basis of Presentation and Significant Accounting Policies

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of its operations and cash flows for the interim periods ended June 30, 2011 and 2010.  The financial statements as of June 30, 2011 and for the three month periods ended June 30, 2011 and 2010 are unaudited.  The consolidated balance sheet as of March 31, 2011 was derived from the audited balance sheet filed in the 2011 Form 10-K.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Recent Accounting Pronouncements.  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“Topic 820”).  ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) Topic 820 with new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  ASU No. 2010-06 became effective for the Company beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the Company with the reporting period beginning April 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have any effect on the financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Topic 820: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 clarifies application of fair value measurements and disclosure requirements and is effective for annual periods beginning after December 15, 2011.  Management is currently evaluating the provisions of ASU 2011-04 for the effect, if any, they may have on our financial position and results of operations.

There were various other accounting standards and interpretations issued during the reporting period, all of which have been determined to be not applicable or significant by management and once adopted are not expected to have a material impact on the Company’s financial statements.

3.  Asset Retirement Obligations

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2012:

Carrying amount of asset retirement obligations as of April 1, 2011	$578,911
Liabilities incurred	3,718
Liabilities settled	-
Accretion expense	9,038
Carrying amount of asset retirement obligations as of June 30, 2011	591,667
Less: Current portion	50,000
Non-Current asset retirement obligation	$541,667

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

4. Stock-based Compensation

The Company recognized compensation expense of $27,237 and $3,668 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, respectively.  The total cost related to non-vested awards not yet recognized at June 30, 2011 totals approximately $115,334 which is expected to be recognized over a weighted average of 2.9 years.

The following table is a summary of activity of stock options for the three months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2011	53,750	$5.69	7.33	$401,200
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2011	53,750	$5.69	7.09	$191,575

Vested at June 30, 2011	10,000	$4.00	0.91	$52,500
Exercisable at June 30, 2011	10,000	$4.00	0.91	$52,500

There were no stock options granted during the quarters ended June 30, 2011 and 2010.

During the three months ended June 30, 2011, no stock options were exercised.  During the three months ended June 30, 2010, stock options covering 2,500 shares were exercised with a total intrinsic value of $12,429.

The following table summarizes information about options outstanding at June 30, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$ 4.00 – 5.24	13,750	$4.10
5.25 – 6.29	40,000	6.23
$ 4.00 – 6.29	53,750	$5.69	7.09	$191,575

Outstanding options at June 30, 2011 expire between May 2012 and September 2020 and have exercise prices ranging from $4.00 to $6.29.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the three months ended June 30, 2011.  During the three months ended June 30, 2010, 7,500 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant.

5. Fair Value of Financial Instruments

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s Note 3 on AROs for further discussion.  AROs incurred during the quarter ended June 30, 2011 were approximately $3,700.

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying consolidated balance sheets for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at June 30, 2011 was $3,950,000.  No principal payments are anticipated to be required through November 30, 2012.

The Agreement was renewed four times with fourth amendment on October 22, 2010, which revised the maturity date to November 30, 2012.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.69% on June 30, 2011.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of June 30, 2011.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.

At the end of fiscal 2011, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of June 30, 2011 was $950,000 and $825,000 as of August 11, 2011.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2011:

Principal
Balance at March 31, 2011:	$1,800,000
Borrowings	-
Repayments	(850,000)
Balance at June 30, 2011:	$950,000

7. Income Taxes

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

The income tax provision consists of the following for the three months ended June 30, 2011 and 2010:

	2011	2010

Current income tax expense	$71,296	$-
Deferred income tax expense (benefit)	(29,919)	(49,009)
Total income tax provision	$41,377	$(49,009)

Effective tax rate	28%	(113%)

As of June 30, 2011, the Company has a statutory depletion carryforward of approximately $3,900,000, which does not expire.  At June 30, 2011, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $1,953,000, which will begin expiring in 2021.  The Company’s ability to use some of the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of June 30, 2011, the Company had unrecognized tax benefits of approximately $600,000.

8.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The totals billed to and reimbursed by the stockholder for the quarter ended June 30, 2011 and 2010 were $28,829 and $31,032, respectively.

9.  Income Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three month periods ended June 30, 2011 and 2010.

	2011	2010
Net income	$104,385	$5,776

Shares outstanding:
Weighted average common shares outstanding – basic	2,029,949	1,922,152
Effect of the assumed exercise of dilutive stock options	16,112	24,695
Weighted average common shares outstanding – dilutive	2,046,061	1,946,847

Earnings per common share:
Basic	$0.05	$0.00
Diluted	$0.05	$0.00

For the quarter ended June 30, 2011 and 2010, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

10. Subsequent Events

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

Cautionary Statements Regarding Forward-Looking Statements.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  Forward-looking statements appear throughout this Form 10-Q with respect to, among other things:  profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement.

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

Liquidity and Capital Resources.  Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.  Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure our revolving line of credit.  We do not have any delivery commitments to provide a fixed and determinable quantity of its oil and gas under any existing contract or agreement.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing primarily gas properties and secondarily oil properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties in areas with significant development potential.

For the first three months of fiscal 2012, cash flow from operations was $383,152, a 14% decrease when compared to the corresponding period of fiscal 2011.  Cash of $122,614 was used for additions to oil and gas properties and $850,000 for reduction in long term debt.  Cash proceeds from sale of oil and gas properties was $462,608.  Accordingly, net cash decreased $55,558.  This decrease in cash can be primarily attributed to the reduction in long term debt partially offset by an increase in cash receipts from oil and gas sales and proceeds from sale of property.

In March 2011, we purchased working interests in 160 gross acres in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  This acreage contains five (5) wells, three of which are producing from the San Andres, one recently drilled well producing from the Grayburg and San Andres formations at an approximate depth of 5,000 feet and one well currently shut-in.  These wells are operated by Cone and Petree Oil & Gas Exploration, Inc.  The Company owns working interests of approximately 10% (7.2% net revenue interest) in this property.  This property contains an additional 11 potential drill sites (two of which are on the drilling schedule for September 2011) in the Grayburg and San Andres formations with more dense spacing of approximately 10 acres per well.  This new spacing in the Fuhrman-Mascho Field has been shown to increase production.

During the first quarter of fiscal 2012, we participated in five (5) infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  These wells are proposed to be drilled in the next twelve months to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc. (NYSE:CXO), currently contains approximately 115 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).

Also during the first quarter of fiscal 2012, a joint venture in which we are a working interest partner drilled two (2) infill wells in the Strawn formation on a 160 acre tract in Andrews County, Texas.  The section in which this tract is located currently contains 12 wells completed with encouraging results.  Our share of the costs to drill and complete these wells through June 2011 for our approximately 1% working interest was approximately $27,000.

In June 2011, we received $450,000 in cash from Energen Corporation (NYSE:EGN) for the assignment of a five year term leasehold interest in 200 acres at $2,250 per acre.  The assignment covers depths of 7,680’ to 11,500’ feet from the surface.  Mexco retained a royalty of 8.33%.  This interest has potential for oil production from the Avalon and Bone Springs in separate intervals by horizontal drilling above the prolific Vermejo Fusselman Gas Field of Loving County, Texas.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of common stock of the Company.

At June 30, 2011, we had working capital of $391,335 compared to working capital of $470,253 at March 31, 2011. This decrease in working capital was mainly a result of an increase in accounts payable and accrued expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $71.21 per bbl in August 2010 to a high of $110.00 per bbl in April 2011.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.18 per MMBtu in October 2010 to a high of $4.94 per MMBtu in August 2010.  On June 30, 2011 the WTI posted price for crude oil was $91.25 per bbl and the Henry Hub spot price for natural gas was $4.28 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2011:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$950,000	$-	$950,000	$-

(1)	Does not include estimated interest of $25,600 less than 1 year and $76,700 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.  Net income was $104,385 for the quarter ended June 30, 2011, an increase from the net income of $5,776 for the quarter ended June 30, 2010.  This was a result of a 9% increase in operating revenues and a 38% decrease in production costs partially offset by a 184% increase in tax expense.

Oil and gas sales.  Revenue from oil and gas sales was $905,340 for the quarter ended June 30, 2011, a 9% increase from $832,010 for the quarter ended June 30, 2010.  This resulted from an increase in oil and gas prices and an increase in oil production partially offset by a decrease in gas production.

	2011	2010	% Difference
Oil:
Revenue	$443,857	$335,057	32.5%
Volume (bbls)	4,560	4,516	1.0%
Average Price (per bbl)	$97.34	$74.19	31.2%

Gas:
Revenue	$461,483	$496,953	(7.1%)
Volume (mcf)	108,347	120,058	(9.8%)
Average Price (per mcf)	$4.26	$4.14	2.9%

Production and exploration.  Production costs were $227,902 for the three months ended June 30, 2011, a 38% decrease from $368,227 for the three months ended June 30, 2010.  This was primarily the result of a workover and repairs on one of our operated wells in Hutchinson County, Texas during the first quarter of fiscal 2011.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $245,174 for the first quarter of fiscal 2012, a 3% decrease from $251,495 for the first quarter of fiscal 2011, primarily due to a decrease in gas production and an increase in oil and natural gas reserves.

General and administrative expenses.  General and administrative expenses were $270,300 for the three months ended June 30, 2011, a 9% increase from $248,139 for the three months ended June 30, 2011.  This was due to an increase in stock option compensation.

Interest expense.  Interest expense was $10,919 for the first quarter of fiscal 2012, a 227% increase from $3,339 for the first quarter of fiscal 2011 due to an increase in borrowings.

Income taxes.  There was an income tax expense of $41,377 for the three months ended June 30, 2011 compared to an income tax benefit of $49,009 for the three months ended June 30, 2010.  The fiscal 2011 benefit was primarily a result of an increase in statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At June 30, 2011, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At June 30, 2011, we had an outstanding loan balance of $950,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $9,500, based on the outstanding balance at June 30, 2011.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At June 30, 2011, our largest credit risk associated with any single purchaser was $58,179 or 13% of our total oil and gas receivable.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At June 30, 2011, our largest credit risk associated with any working interest partner was $2,239 or 10% of our total trade receivable.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2011, our pretax gain would have changed by $4,560.  If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2011, our pretax gain would have changed by $108,347.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 11, 2011	/s/ Nicholas C. Taylor
Nicholas C. Taylor
President

Dated: August 11, 2011	/s/ Tamala L. McComic
Tamala L. McComic
Executive Vice President, Treasurer and Assistant Secretary