Form 10-Q
period 2011-09-30
MEXCO ENERGY CORP
filed 2011-11-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 14, 2011 was 2,027,949.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$79,429	$179,071
Accounts receivable:
Oil and gas sales	381,992	384,215
Trade	25,567	42,432
Related parties	5	-
Prepaid costs and expenses	149,943	64,479
Total current assets	636,936	670,197

Property and equipment, at cost
Oil and gas properties, using the full cost method	30,238,628	30,426,817
Other	78,520	78,520
	30,317,148	30,505,337

Less accumulated depreciation, depletion and amortization	15,706,243	15,227,063
Property and equipment, net	14,610,905	15,278,274
	$15,247,841	$15,948,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$212,659	$199,944

Long-term debt	775,000	1,800,000
Asset retirement obligation	551,803	528,911
Deferred income tax liabilities	850,627	912,663

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,089,116 shares issued; 2,027,949 and 2,029,949 shares outstanding as of September 30, 2011 and March 31, 2011, respectively	1,044,558	1,044,558
Additional paid-in capital	6,632,348	6,453,226
Retained earnings	5,495,491	5,311,834
Treasury stock, at cost (61,167 and 59,167 shares, respectively)	(314,645)	(302,665)
Total stockholders' equity	12,857,752	12,506,953
	$15,247,841	$15,948,471

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
Operating revenue:
Oil and gas	$810,655	$783,990	$1,715,995	$1,616,000
Other	5,106	4,649	8,860	9,032
Total operating revenues	815,761	788,639	1,724,855	1,625,032

Operating expenses:
Production	236,330	253,138	464,232	621,365
Accretion of asset retirement obligation	8,698	8,544	17,736	16,974
Depreciation, depletion, and amortization	234,006	267,691	479,180	519,186
General and administrative	225,261	199,544	495,561	447,683
Total operating expenses	704,295	728,917	1,456,709	1,605,208

Operating income	111,466	59,722	268,146	19,824

Other income (expenses):
Interest income	92	22	94	26
Interest expense	(5,961)	(6,857)	(16,881)	(10,196)

Net other expense	(5,869)	(6,835)	(16,787)	(10,170)

Income before provision for income taxes	105,597	52,887	251,359	9,654

Income tax expense (benefit):
Current	58,442	33,998	129,738	33,998
Deferred	(32,117)	(51,151)	(62,036)	(100,160)
	26,325	(17,153)	67,702	(66,162)

Net income	$79,272	$70,040	$183,657	$75,816

Earnings per common share:
Basic	$0.04	$0.04	$0.09	$0.04
Diluted	$0.04	$0.04	$0.09	$0.04

Weighted average common shares outstanding:
Basic	2,029,926	1,935,199	2,029,938	1,928,711
Diluted	2,036,476	1,945,893	2,041,269	1,946,420

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2011	$1,044,558	$(302,665)	$6,453,226	$5,311,834	$12,506,953
Net income	-	-	-	104,385	104,385
Excess tax benefits from stock-based compensation	-	-	71,296	-	71,296
Stock based compensation	-	-	27,237	-	27,237
Balance at June 30, 2011	$1,044,558	$(302,665)	$6,551,759	$5,416,219	$12,709,871
Net Income	-	-	-	79,272	79,272
Purchase of stock		(11,980)			(11,980)
Excess tax benefits from stock-based compensation			58,442		58,442
Stock based compensation	-	-	22,147	-	22,147
Balance at September 30, 2011	$1,044,558	$(314,645)	$6,632,348	$5,495,491	$12,857,752

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2011		2,089,116
Issued		-
Balance at June 30, 2011		2,089,116
Issued		-
Balance at Sept. 30, 2011		2,089,116

Common stock shares, held in treasury:
Balance at March 31, 2011		(59,167)
Acquisitions		-
Balance at June 30, 2011		(59,167)
Acquisitions		(2,000)
Balance at Sept. 30, 2011		(61,167)

Common stock shares, outstanding
at September 30, 2011		2,027,949

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$183,657	$75,816
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(62,036)	(100,160)
Excess tax benefit from share based payment arrangement	(129,738)	(33,998)
Stock-based compensation	49,384	17,422
Depreciation, depletion and amortization	479,180	519,186
Accretion of asset retirement obligations	17,736	16,974
Changes in assets and liabilities:
Decrease in accounts receivable	19,083	178,513
Increase in prepaid expenses	(85,464)	(94,310)
Increase in income taxes payable	129,738	33,998
Increase (decrease) in accounts payable and accrued expenses	34,700	(15,574)
Net cash provided by operating activities	636,240	597,867

Cash flows from investing activities:
Additions to oil and gas properties	(291,248)	(1,631,713)
Acquisition of business	-	(478,000)
Additions to other property and equipment	-	(2,359)
Proceeds from sale of oil and gas properties and equipment	462,608	1,653
Net cash provided by (used in) investing activities	171,360	(2,110,419)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	10,875
Acquisition of treasury stock	(11,980)	-
Reduction of long-term debt	(1,025,000)	(445,000)
Proceeds from long-term debt	-	1,895,000
Excess tax benefit from share based payment arrangement	129,738	33,998
Net cash (used in) provided by financing activities	(907,242)	1,494,873

Net decrease in cash and cash equivalents	(99,642)	(17,679)

Cash and cash equivalents at beginning of period	179,071	160,439

Cash and cash equivalents at end of period	$79,429	$142,760

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,492	$8,764
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$5,156	$8,064
Issuance of common stock in exchange for oil and gas properties	-	$164,756
Acquisition of Southwest Texas Disposal Corporation resulting in the assumption of liabilities as follows:
Fair value of assets	$-	$487,868
Cash paid	-	(478,000)
Liabilities assumed	$-	$9,868

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

Estimates and Assumptions.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.  In addition, significant estimates are used in determining proved oil and gas reserves.  Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates.  The estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations and cash flows for the interim periods ended September 30, 2011 and 2010.  The financial statements as of September 30, 2011 and for the three and six month periods ended September 30, 2011 and 2010 are unaudited.  The consolidated balance sheet as of March 31, 2011 was derived from the audited balance sheet filed in the Company’s 2011 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 clarifies application of fair value measurements and disclosure requirements and is effective for annual periods beginning after December 15, 2011.  For many of the requirements, the FASB does not intend the amendments to change the application of the existing Fair Value Measurements guidance. The Company anticipates the guidance will have no impact on its financial position or results of operations.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2012:

Carrying amount of asset retirement obligations as of April 1, 2011	$578,911
Liabilities incurred	5,156
Liabilities settled	-
Accretion expense	17,736
Carrying amount of asset retirement obligations as of September 30, 2011	601,803
Less: Current portion	50,000
Non-Current asset retirement obligation	$551,803

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

4.  Stock-based Compensation

The Company recognized compensation expense of $22,147 and $13,754 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, respectively.  Compensation expense recognized for the six months ended September 30, 2011 and 2010 was $49,384 and $17,422, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2011 totals approximately $93,000 which is expected to be recognized over a weighted average of 2.7 years.

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

There were no stock options granted during the six months ended September 30, 2011.  During the six months ended September 30, 2010, stock options covering 42,500 shares were granted.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2010.  All such amounts represent the weighted average amounts.

Grant-date fair value	$5.15
Volatility factor	82.83%
Dividend yield	-
Risk-free interest rate	2.07%
Expected term (in years)	7

The following table is a summary of activity of stock options for the six months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2011	53,750	$5.69	7.33	$401,200
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2011	53,750	$5.69	6.83	$19,575

Vested at September 30, 2011	20,000	$5.12	4.78	$18,675
Exercisable at September 30, 2011	20,000	$5.12	4.78	$18,675

During the six months ended September 30, 2011, no stock options were exercised.  During the six months ended September 30, 2010, stock options covering 2,500 shares were exercised with a total intrinsic value of $12,429.

The following table summarizes information about options outstanding at September 30, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$4.00 – 5.24	13,750	$4.10
5.25 – 6.29	40,000	6.23
$4.00 – 6.29	53,750	$5.69	6.83	$19,575

Outstanding options at September 30, 2011 expire between May 2012 and September 2020 and have exercise prices ranging from $4.00 to $6.29.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the six months ended September 30, 2011.  During the six months ended September 30, 2010, 7,500 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the six months ended September 30, 2011 were approximately $5,000.

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

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at September 30, 2011 was $4,125,000.  No principal payments are anticipated to be required through November 30, 2012.

The Agreement was renewed four times with the fourth amendment on October 22, 2010, which revised the maturity date to November 30, 2012.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.74% on September 30, 2011.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of September 30, 2011.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.

As of September 30, 2011, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of September 30, 2011 was $775,000 and $750,000 as of November 14, 2011.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2011:

Principal
Balance at March 31, 2011:	$1,800,000
Borrowings	-
Repayments	(1,025,000)
Balance at September 30, 2011:	$775,000

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

The income tax provision consists of the following for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
Current income tax expense	$58,442	$33,998	$129,738	$33,998
Deferred income tax expense (benefit)	(32,117)	(51,151)	(62,036)	(100,160)
Total income tax provision:	$26,325	$(17,153)	$67,702	$(66,162)

Effective tax rate	25%	(32%)	27%	(685%)

As of September 30, 2011, the Company has a statutory depletion carryforward of approximately $3,900,000, which does not expire.  At September 30, 2011, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $1,800,000, which will begin expiring in 2021.  The Company’s ability to use the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of September 30, 2011, the Company had unrecognized tax benefits of approximately $550,000.

8.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the six months ended September 30, 2011 and 2010 was $54,919 and $61,407, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and six month periods ended September 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net income	$79,272	$70,040	$183,657	$75,816

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,029,926	1,935,199	2,029,938	1,928,711
Effect of the assumed exercise of dilutive stock options	6,550	10,694	11,331	17,709
Weighted avg. common shares outstanding – dilutive	2,036,476	1,945,893	2,041,269	1,946,420

Earnings per common share:
Basic	$0.04	$0.04	$0.09	$0.04
Diluted	$0.04	$0.04	$0.09	$0.04

For the three and six month periods ending September 30, 2011, 30,000 options were excluded from the diluted net income per share calculations.  Anti-dilutive stock options have a weighted average exercise price of $6.29 at September 30, 2011. For the three and six month periods ending September 30, 2010, 91,250 options were excluded from the diluted net income per share calculations.  Anti-dilutive stock options have a weighted average exercise price of $6.81 at September 30, 2010.

10.  Subsequent Events

On October 5, 2011, the Company repurchased 2,000 shares for the treasury at an aggregate cost of $10,800.

The Company completed a review and analysis of all events that occurred after the balance sheet date has determined that there are no other subsequent events to be disclosed.

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

For the first six months of fiscal 2012, cash flow from operations was $636,240, a 6% increase when compared to the corresponding period of fiscal 2011. Cash of $291,248 was used for additions to oil and gas properties,  $1,025,000 was used to reduce long term debt and $462,608 was received primarily from the sale of a term leasehold interest in oil and gas properties. Accordingly, net cash decreased $99,642.  This decrease in cash can be primarily attributed to the use of cash for financing activities.

In March 2011, we purchased working interests in 160 gross acres in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  This acreage contains five (5) wells, three of which are producing from the San Andres, one well producing from the Grayburg and San Andres formations at an approximate depth of 5,000 feet and one well currently undergoing a workover.  Two additional wells have been drilled and are currently in the process of completion. All seven (7) of these wells are operated by Cone and Petree Oil & Gas Exploration, Inc.  The Company owns working interests of approximately 10% (7.2% net revenue interest) in this property.  This property contains an additional 9 potential drill sites in the Grayburg and San Andres formations with more dense spacing of approximately 10 acres per well. This new spacing in the Fuhrman-Mascho Field has been shown to increase production.

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

During the first six months of fiscal 2012, a joint venture in which we are a working interest partner drilled two (2) infill wells in the Strawn formation on a 160 acre tract in Andrews County, Texas.  The section in which this tract is located currently contains 12 wells completed with encouraging results.  Our share of the costs to drill and complete these wells through September 2011 for our approximately 1% working interest was approximately $53,000.

During the second quarter of fiscal 2012, a joint venture in which we are a working interest partner drilled two (2) infill wells in the Strawn formation on a 160 acre tract in Glasscock County, Texas.  The immediate offsetting sections in which this tract is located currently contain 14 wells completed with encouraging results.  Our share of the costs to drill and complete these wells through September 2011 for our approximately 1% working interest was approximately $62,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of Mexco common stock.

On June 29, 2011, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  During the six months ended September 30, 2011, we repurchased 2,000 shares for the treasury at an aggregate cost of $11,980.

At September 30, 2011, we had working capital of approximately $424,277 compared to working capital of $470,253 at March 31, 2011, a decrease of $45,976.  This was mainly as a result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses partially offset by an increase in prepaid costs and expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $75.25 per bbl in August and September 2011 to a high of $110.00 per bbl in April 2011.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.18 per MMBtu in October 2010 to a high of $4.92 per MMBtu in June 2011.  On September 30, 2011 the WTI posted price for crude oil was $75.25 per bbl and the Henry Hub spot price for natural gas was $3.68 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the current fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2011:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$775,000	$-	$775,000	$-

(1)	Does not include estimated interest of $21,000 less than 1 year and $64,000 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010.  Net income was $79,272 for the quarter ended September 30, 2011, a 13% increase from $70,040 for the quarter ended September 30, 2010.  This was a result of a 3% increase in operating revenues and a 3% decrease in operating expenses costs partially offset by a 253% increase in tax expense.

Oil and gas sales.  Revenue from oil and gas sales was $810,655 for the second quarter of fiscal 2012, a 3% increase from $783,990 for the same period of fiscal 2011. This resulted from an increase in oil price and production partially offset by a decrease in gas price and production.

	2011	2010	% Difference
Oil:
Revenue	$419,128	$318,059	31.8%
Volume (bbls)	4,923	4,469	10.2%
Average Price (per bbl)	$85.14	$71.17	19.6%

Gas:
Revenue	$391,527	$465,931	(16.0%)
Volume (mcf)	101,106	115,887	(12.8%)
Average Price (per mcf)	$3.87	$4.02	(3.7%)

Production and exploration.  Production costs were $236,330 for the second quarter of fiscal 2012, a 7% decrease from $253,138 for the same period of fiscal 2011.  This was primarily the result of a workover and repairs on one of our operated wells in Hutchinson County, Texas during the second quarter of fiscal 2011.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $234,006 for the second quarter of fiscal 2012, a 13% decrease from $267,691 for the same period of fiscal 2011, primarily due to a decrease in gas production partially offset by an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses were $225,261 for the second quarter of fiscal 2012, a 13% increase from $199,544 for the same period of fiscal 2011.  This was due to an increase in stock option compensation expense and accounting fees.

Interest expense.  Interest expense was $5,961 for the second quarter of fiscal 2012, a 13% decrease from $6,857 for the same period of fiscal 2011, due to a decrease in borrowings.

Income taxes.  Income tax expense was $26,325 for the three months ended September 30, 2011, an increase from an income tax benefit of $17,153 for the three months ended September 30, 2010.  The previous year’s benefit was primarily a result of an increase in the statutory depletion carryforward.

Results of Operations – Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. Net income was $183,657 for the six months ended September 30, 2011, a 142% increase from $75,816 for the six months ended September 30, 2010. This was a result of a 6% increase in operating revenues and a 9% decrease in operating expenses costs partially offset by a 202% increase in tax expense.

Oil and gas sales.  Revenue from oil and gas sales was $1,715,995 for the six months ended September 30, 2011, a 6% increase from $1,616,000 for the same period of fiscal 2011.  This resulted from an increase in oil price and production partially offset by a decrease in gas price and production.

	2011	2010	% Difference
Oil:
Revenue	$862,985	$653,116	32.1%
Volume (bbls)	9,483	8,985	5.5%
Average Price (per bbl)	$91.00	$72.69	25.2%

Gas:
Revenue	$853,010	$962,884	(11.4%)
Volume (mcf)	209,453	235,944	(11.2%)
Average Price (per mcf)	$4.07	$4.08	-

Production and exploration.  Production costs were $464,232 for the six months ended September 30, 2011, a 25% decrease from $621,365 for the six months ended September 30, 2010.  This was primarily the result of a workover and repairs on one of our operated wells in Hutchinson County, Texas during the first six months of fiscal 2011.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $479,180 for the six months ended September 30, 2011, an 8% decrease from $519,186 for the six months ended September 30, 2010, primarily due to an increase in oil and natural gas reserves and to a lesser extent, a decrease in gas production.

General and administrative expenses.  General and administrative expenses were $495,561 for the six months ended September 30, 2011, an 11% increase from $447,683 for the six months ended September 30, 2010.  This was due to an increase in stock option compensation and accounting fees.

Interest expense.  Interest expense was $16,881 for the six months ended September 30, 2011, a 66% increase from $10,196 for the same period fiscal 2011 due to an increase in borrowings.

Income taxes.  Income tax expense was $67,702 for the six months ended September 30, 2011, an increase from an income tax benefit of $66,162 for the six months ended September 30, 2010.  The fiscal 2011 benefit was primarily a result of an increase in statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At September 30, 2011, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At September 30, 2011, we had an outstanding loan balance of $775,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $7,750 based on the outstanding balance at September 30, 2011.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At September 30, 2011, our largest credit risk associated with any single purchaser was $49,724 or 13% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At September 30, 2011, our largest credit risk associated with any working interest partner was $2,327 or 9% of our total trade receivable.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2012, our net income would have changed by $9,483.  If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2012, our net income would have changed by $209,453.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

c.  Issuer Purchases of Equity Securities

On June 29, 2011, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  This program does not have an expiration date.  Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions.  The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions.  Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards.  Repurchases will be funded from cash flow from operations.  The following table provides information related to repurchases of our common stock for the treasury account during the 6 months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1-31, 2011	-	-	-	$250,000
August 1-31, 2011	-	-	-	$250,000
September 1-30, 2011	2,000	$5.99	2,000	$238,020

(1)
The program authorizing the use of up to $250,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on June 29, 2011 and does not have an expiration date.  As of September 30, 2011, 2,000 shares of Mexco’s common stock have been purchased for a total of $11,980.  Subsequently, in October 2011, an additional 2,000 shares of our common stock were purchased for the treasury at a share price of $5.40 for a total of $10,800.

Item 5.	Other Information

By letter dated October 27, 2011, Thomas Graham, Jr. notified the registrant of his retirement from the Board of Directors, Compensation Committee, Audit Committee and Nominating Committee in order to devote more of his time to other projects.  Such resignation is to be effective December 1, 2011.  Mr. Graham stated he had no disagreements with the registrant on any matter relating to its operations, policies or practices.

On December 1, 2011, the Board of Directors will appoint Kenneth L. Clayton as a member of the Audit, Compensation and Nominating Committees.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 14, 2011	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 14, 2011	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary