Form 10-Q
period 2011-12-31
MEXCO ENERGY CORP
filed 2012-02-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 14, 2012 was 2,025,949.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75,170	$179,071
Accounts receivable:
Oil and gas sales	383,880	384,215
Trade	23,587	42,432
Related parties	-	-
Prepaid costs and expenses	61,328	64,479
Total current assets	543,965	670,197

Property and equipment, at cost
Oil and gas properties, using the full cost method	30,588,638	30,426,817
Other	78,520	78,520
	30,667,158	30,505,337

Less accumulated depreciation, depletion and amortization	15,929,424	15,227,063
Property and equipment, net	14,737,734	15,278,274
	$15,281,699	$15,948,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$181,121	$199,944

Long-term debt	750,000	1,800,000
Asset retirement obligations	567,592	528,911
Deferred income tax liabilities	862,554	912,663

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,089,116 shares issued; 2,025,949 and 2,029,949 shares outstanding as of
December 31, 2011 and March 31, 2011, respectively	1,044,558	1,044,558
Additional paid-in capital	6,654,867	6,453,226
Retained earnings	5,546,452	5,311,834
Treasury stock, at cost - 63,167 and 59,167 shares as of
December 31, 2011 and March 31, 2011, respectively	(325,445)	(302,665)
Total stockholders' equity	12,920,432	12,506,953
	$15,281,699	$15,948,471

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2011	2010	2011	2010
Operating revenue:
Oil and gas	$753,789	$752,778	$2,469,784	$2,368,778
Other	3,771	3,798	12,631	12,830
Total operating revenues	757,560	756,576	2,482,415	2,381,608

Operating expenses:
Production	233,317	200,785	697,548	822,150
Accretion of asset retirement obligation	9,297	8,489	27,033	25,463
Depreciation, depletion, and amortization	223,181	244,065	702,362	763,251
General and administrative	227,928	235,137	723,489	682,820
Total operating expenses	693,723	688,476	2,150,432	2,293,684

Operating profit	63,837	68,100	331,983	87,924

Other income (expenses):
Interest income	47	10	141	36
Interest expense	(5,854)	(15,151)	(22,735)	(25,347)

Net other expense	(5,807)	(15,141)	(22,594)	(25,311)

Earnings before provision for income taxes	58,030	52,959	309,389	62,613

Income tax expense (benefit):
Current	(4,858)	(59,500)	124,880	(25,502)
Deferred	11,927	85,561	(50,109)	(14,599)
	7,069	26,061	74,771	(40,101)

Net income	$50,961	$26,898	$234,618	$102,714

Earnings per common share:
Basic	$0.03	$0.01	$0.12	$0.05
Diluted	$0.03	$0.01	$0.12	$0.05

Weighted average common shares outstanding:
Basic	2,026,011	1,947,370	2,028,626	1,934,953
Diluted	2,031,453	1,961,041	2,037,994	1,951,316

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2011	$1,044,558	$(302,665)	$6,453,226	$5,311,834	$12,506,953
Net income	-	-	-	104,385	104,385
Excess tax benefit from
stock-based compensation	-	-	71,296	-	71,296
Stock based compensation	-	-	27,237	-	27,237
Balance at June 30, 2011	$1,044,558	$(302,665)	$6,551,759	$5,416,219	$12,709,871
Net Income	-	-	-	79,272	79,272
Purchase of stock		(11,980)			(11,980)
Excess tax benefit from
stock-based compensation			58,442		58,442
Stock based compensation	-	-	22,147	-	22,147
Balance at September 30, 2011	$1,044,558	$(314,645)	$6,632,348	$5,495,491	$12,857,752
Net income	-	-	-	50,961	50,961
Purchase of stock	-	(10,800)	-	-	(10,800)
Excess tax expense from
stock-based compensation	-	-	(4,858)	-	(4,858)
Stock based compensation	-	-	27,377	-	27,377
Balance at December 31, 2011	$1,044,558	$(325,445)	$6,654,867	$5,546,452	$12,920,432

SHARE ACTIVITY
Common stock shares, issued:
Balance at March 31, 2011		2,089,116
Issued		-
Balance at June 30, 2011		2,089,116
Issued		-
Balance at Sept. 30, 2011		2,089,116
Issued		-
Balance at Dec. 31, 2011		2,089,116

Common stock shares, held in treasury:
Balance at March 31, 2011		(59,167)
Acquisitions		-
Balance at June 30, 2011		(59,167)
Acquisitions		(2,000)
Balance at Sept. 30, 2011		(61,167)
Acquisitions		(2,000)
Balance at Dec. 31, 2011		(63,167)

Common stock shares, outstanding
at December 31, 2011		2,025,949

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$234,618	$102,714
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax benefit	(50,109)	(14,599)
Excess tax (benefit) expense from share based payment arrangement	(124,880)	25,502
Stock-based compensation	76,761	46,876
Depreciation, depletion and amortization	702,362	763,251
Accretion of asset retirement obligations	27,033	25,463
Other	-	(17,860)
Changes in assets and liabilities:
Decrease in accounts receivable	19,180	170,936
Decrease (increase) in prepaid expenses	3,151	(66,527)
Increase (decrease) in income taxes payable	124,880	(25,502)
Decrease in accounts payable and accrued expenses	(12,164)	(97,478)
Net cash provided by operating activities	1,000,832	912,776

Cash flows from investing activities:
Additions to oil and gas properties	(627,562)	(1,668,296)
Acquisition of business	-	(478,000)
Additions to other property and equipment	-	(2,359)
Proceeds from sale of oil and gas properties and equipment	470,729	1,653
Net cash used in investing activities	(156,833)	(2,147,002)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	27,187
Acquisition of treasury stock	(22,780)	(12,325)
Reduction of long-term debt	(1,050,000)	(645,000)
Proceeds from long-term debt	-	1,895,000
Excess tax benefit (expense) from share based payment arrangement	124,880	(25,502)
Net cash (used in) provided by financing activities	(947,900)	1,239,360

Net (decrease) increase in cash and cash equivalents	(103,901)	5,134

Cash and cash equivalents at beginning of period	179,071	160,439

Cash and cash equivalents at end of period	$75,170	$165,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,371	$22,896
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$11,648	$8,064
Issuance of common stock in exchange for oil and gas properties	$-	$164,756
Acquisition of Southwest Texas Disposal Corporation resulting in the assumption of liabilities as follows:
Fair value of assets	$-	$487,868
Cash paid	-	(478,000)
Liabilities assumed	$-	$9,868

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2011, and the results of its operations and cash flows for the interim periods ended December 31, 2011 and 2010. The financial statements as of December 31, 2011 and for the three and nine month periods ended December 31, 2011 and 2010 are unaudited.  The consolidated balance sheet as of March 31, 2011 was derived from the audited balance sheet filed in the Company’s 2011 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2012:

Carrying amount of asset retirement obligations as of April 1, 2011	$578,911
Liabilities incurred	11,648
Liabilities settled	-
Accretion expense	27,033
Carrying amount of asset retirement obligations as of December 31, 2011	617,592
Less: Current portion	50,000
Non-Current asset retirement obligation	$567,592

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

4.  Stock-based Compensation

The Company recognized compensation expense of $27,377 and $29,454 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, respectively.  Compensation expense recognized for the nine months ended December 31, 2011 and 2010 was $76,761 and $46,876, respectively.  The total cost related to non-vested awards not yet recognized at December 31, 2011 totals approximately $290,000 which is expected to be recognized over a weighted average of 7.9 years.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model.  Expected volatilities are based on historical volatility of the Company’s stock over the expected term of 84 months for employees and 96 months for directors and other factors.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As the Company has never declared dividends, no dividend yield is used in the calculation.  Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions.  There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

During the nine months ended December 31, 2011, stock options covering 40,000 shares were granted.  During the nine months ended December 31, 2010, stock options covering 42,500 shares were granted.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2011 and 2010.  All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2011	2010
Grant-date fair value	$5.69	$5.15
Volatility factor	85.92%	82.83%
Dividend yield	-	-
Risk-free interest rate	1.49%	2.07%
Expected term (in years)	7.25	7

The following table is a summary of stock option activity for the nine months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2011	53,750	$5.69	7.33	$401,200
Granted	40,000	6.80
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2011	93,750	$6.16	7.87	$78,638

Vested at December 30, 2011	23,750	$5.00	3.96	$47,613
Exercisable at December 30, 2011	23,750	$5.00	3.96	$47,613

During the nine months ended December 31, 2011, no stock options were exercised.  During the nine months ended December 31, 2010, stock options covering 6,250 shares were exercised with a total intrinsic value of $24,340.  The Company received proceeds of $27,187 from these exercises.

The following table summarizes information about options outstanding at December 31, 2011:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$4.00 – 5.24	13,750	$4.10
5.25 – 6.29	40,000	6.23
6.30 – 6.80	40,000	6.80
$4.00 – 6.80	93,750	$6.16	7.87	$78,638

Outstanding options at December 31, 2011 expire between May 2012 and November 2021 and have exercise prices ranging from $4.00 to $6.80.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the nine months ended December 31, 2011.  During the nine months ended December 31, 2010, 7,500 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the nine months ended December 31, 2011 were approximately $12,000.

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximates fair value because of the immediate or short-term   maturity of these financial instruments.  The carrying amount reported in the consolidated balance sheets for long   term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually,  currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of one of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at December 31, 2011 was $4,150,000.  No principal payments are anticipated to be required through November 30, 2012.

The Agreement was renewed five times with the fifth amendment on December 28, 2011, which revised the maturity date to November 30, 2013.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.80% on December 31, 2011.  Interest on the outstanding amount under the  credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount  equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of December 31, 2011.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.

As of December 31, 2011, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of December 31, 2011 was $750,000 and as of February 14, 2012 was $675,000.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the nine months ended December 31, 2011:

Principal
Balance at March 31, 2011:	$1,800,000
Borrowings	-
Repayments	(1,050,000)
Balance at December 31, 2011:	$750,000

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

The income tax provision consists of the following for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2011	2010	2011	2010
Current income tax expense (benefit)	$(4,858)	$(59,500)	$124,880	$(25,502)
Deferred income tax expense (benefit)	11,927	85,561	(50,109)	(14,599)
Total income tax provision:	$7,069	$26,061	$74,771	$(40,101)

Effective tax rate	12%	49%	24%	(64%)

As of December 31, 2011, the Company has a statutory depletion carryforward of approximately $4,000,000, which does not expire.  At December 31, 2011, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $1,800,000, which will begin expiring in 2021.  The Company’s ability to use the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of December 31, 2011, the Company had unrecognized tax benefits of approximately $550,000.

8.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2011 and 2010 was $94,691 and $104,089, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and nine month periods ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2011	2010	2011	2010
Net income	$50,961	$26,898	$234,618	$102,714

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,026,011	1,947,370	2,028,626	1,934,953
Effect of the assumed exercise of dilutive stock options	5,442	13,671	9,368	16,363
Weighted avg. common shares outstanding – dilutive	2,031,453	1,961,041	2,037,994	1,951,316

Earnings per common share:
Basic	$0.03	$0.01	$0.12	$0.05
Diluted	$0.03	$0.01	$0.12	$0.05

For the three and nine months ended December 31, 2011, 70,000 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.58 at December 31, 2011.  For the three and nine months ended December 31, 2010, 61,250 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.86 at December 31, 2010.

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

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties in areas with significant development potential.

For the first nine months of fiscal 2012, cash flow from operations was $1,000,832, a 10% increase when compared to the corresponding period of fiscal 2011.  Cash of $627,562 was used for additions to oil and gas properties, $1,050,000 was used to reduce long term debt and $470,729 was received primarily from the sale of a term leasehold interest in oil and gas properties.  Accordingly, net cash decreased $103,901.  This decrease in cash can be primarily attributed to the use of cash for debt reduction.

In March 2011, we purchased working interests in 160 gross acres five (5) wells in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  This acreage now contains seven (7) wells - four producing oil from the San Andres formation and three (3) producing oil from the Grayburg and San Andres formations at an approximate depth of 5,000 feet.  All seven (7) of these wells are operated by Cone and Petree Oil & Gas Exploration, Inc.  The Company owns working interests of approximately 10% (7.2% net revenue interest) in this property.  This property contains an additional 9 potential drill sites in the Grayburg and San Andres formations with more dense spacing of approximately 10 acres per well. This new spacing in the Fuhrman-Mascho Field has been shown to increase production.

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

During the first nine months of fiscal 2012, we participated in 37 infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  These wells are proposed to be drilled in the next twelve months to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc. (NYSE:CXO), currently contains approximately 110 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).

During the first nine months of fiscal 2012, a joint venture in which we are a working interest partner drilled two (2) infill wells in the Strawn formation on a 160 acre tract in Andrews County, Texas.  The section in which this tract is located currently contains 12 completed wells on 40-acre spacing.  Our share of the costs to drill and complete these wells through December 2011 for our approximately 1% working interest was approximately $64,000.

During the first nine months of fiscal 2012, a joint venture in which we are a working interest partner drilled two (2) infill wells in the Strawn formation on a 160 acre tract in Glasscock County, Texas.  The immediate offsetting sections in which this tract is located currently contains 14 completed wells.  Our share of the costs to drill and complete these wells through December 2011 for our approximately 1% working interest was approximately $62,000.

During the third quarter of fiscal 2012, a joint venture in which we are a working interest partner began drilling one (1) of two (2) development wells in the Delaware and Bone Spring Sand formations on a 160 acre tract in Eddy County, New Mexico which currently contains four (4) producing wells.  Our share of the costs to drill and complete the first of these wells through December 2011 for our approximately 1% working interest was approximately $13,000.

Also, during the third quarter of fiscal 2012, two joint ventures in which we are a working interest partner began drilling three (3) development wells in Lea County, New Mexico.  One well is on a 560 acre tract and is to be completed in the Abo formation.  The other two wells are on a 640 acre tract which contains six wells currently producing and are to be completed in Bone Spring Sand formation.  Our share of the costs to drill and complete these wells through December 2011 for our approximately 1% working interest was approximately $90,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of Mexco common stock.

On June 29, 2011, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  During the nine months ended December 31, 2011, we repurchased 4,000 shares for the treasury at an aggregate cost of $22,780.

At December 31, 2011, we had working capital of approximately $362,844 compared to working capital of $470,253 at March 31, 2011, a decrease of $107,409.  This was mainly the result of a reduction in long term debt and a decrease in accounts payable and accrued expenses partially offset by a decrease in accounts receivable.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $71.50 per bbl in October 2011 to a high of $110.00 per bbl in April 2011.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.84 per MMBtu in November 2011 to a high of $4.92 per MMBtu in June 2011. On December 30, 2011 the WTI posted price for crude oil was $94.75 per bbl and the Henry Hub spot price for natural gas was $2.98 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2011:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$750,000	$—	$750,000	$—

(1)	Does not include estimated interest of $21,000 less than 1 year and $63,000 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended December 31, 2011 and 2010.  Net income was $50,961 for the quarter ended December 31, 2011, a 89% increase from $26,898 for the quarter ended December 31, 2010.

Oil and gas sales.  Revenue from oil and gas sales was $753,789 for the third quarter of fiscal 2012, a slight increase from $752,778 for the same period of fiscal 2011.  This resulted from an increase in oil price and production partially offset by a decrease in gas price and production.

	2011	2010	% Difference
Oil:
Revenue	$432,968	$334,141	29.6%
Volume (bbls)	4,727	4,169	13.4%
Average Price (per bbl)	$91.59	$80.15	14.3%

Gas:
Revenue	$320,821	$418,637	(23.4%)
Volume (mcf)	95,308	115,911	(17.8%)
Average Price (per mcf)	$3.37	$3.61	(6.6%)

Production and exploration.  Production costs were $233,317 for the third quarter of fiscal 2012, a 16% increase from $200,785 for the same period of fiscal 2011. This was primarily the result of workovers and repairs on our operated wells in Ector, Pecos and Reeves Counties, Texas.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $223,181 for the third quarter of fiscal 2012, a 9% decrease from $244,065 for the same period of fiscal 2011, primarily due to a decrease in gas production partially offset by an increase to full cost amortization base.

General and administrative expenses.  General and administrative expenses were $227,928 for the third quarter of fiscal 2012, a 3% decrease from $235,137 for the same period of fiscal 2011.  This was primarily due to a decrease in bank charges.

Interest expense. Interest expense was $5,854 for the third quarter of fiscal 2012, a 61% decrease from $15,151 for the same period of fiscal 2011, due to a decrease in borrowings.

Income taxes. There was an income tax expense of $7,069 for the quarter ended December 31, 2011 compared to an income tax expense of $26,061 for the quarter ended December 31, 2010.  The Company's current quarter's effective tax rate differs from the federal statutory tax rate due to an increase in intangible development costs. The previous year’s effective tax rate for the Company differs from the federal statutory tax rate due to the completion of the tax return which included an increase in current depletion expense and a decrease in the statutory depletion carryforward.

Results of Operations – Nine Months Ended December 31, 2011 and 2010.  Net income was $234,618 for the nine months ended December 31, 2011, a 128% increase from 102,714 for the nine months ended December 31, 2010.

Oil and gas sales.  Revenue from oil and gas sales was $2,469,784 for the nine months ended December 31, 2011, a 4% increase from $2,368,778 for the same period of fiscal 2011.  This resulted from an increase in oil price and production partially offset by a decrease in gas price and production.

	2011	2010	% Difference
Oil:
Revenue	$1,295,952	$987,257	31.3%
Volume (bbls)	14,211	13,154	8.0%
Average Price (per bbl)	$91.19	$75.05	21.5%

Gas:
Revenue	$1,173,832	$1,381,521	(15.0%)
Volume (mcf)	304,761	351,855	(13.4%)
Average Price (per mcf)	$3.85	$3.93	(2.0%)

Production and exploration.  Production costs were $697,548 for the nine months ended December 31, 2011, a 15% decrease from $822,150 for the nine months ended December 31, 2010.  This was primarily the result of a workover and repairs on one of our operated wells in Hutchinson County, Texas in which we own 100% working interest.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $702,362 for the nine months ended December 31, 2011, a 8% decrease from $763,251 for the nine months ended December 31, 2010 primarily due to a decrease in gas production partially offset by an increase to full cost amortization base.

General and administrative expenses.  General and administrative expenses were $723,489 for the nine months ended December 31, 2011, a 6% increase from $682,820 for the nine months ended December 31, 2010.  This was due to an increase in stock option compensation expense and accounting fees.

Interest expense. Interest expense was $22,735 for the nine months ended December 31, 2011, an 10% decrease from $25,347 for the nine months ended December 31, 2010 due to a decrease in borrowings.

Income taxes. There was an income tax expense of $74,771 for the nine months ended December 31, 2011 compared to an income tax benefit of $40,101 for the nine months ended December 31, 2010. The Company's effective tax rate through December 31, 2011 of 24% differs from the federal statutory tax rate due to an increase in intangible development costs. The previous year’s effective tax rate for the Company differs from the federal statutory tax rate due to the completion of the tax return which included an increase in current depletion expense and a decrease in the statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At December 31, 2011, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At December 31, 2011, we had an outstanding loan balance of $750,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $7,500 based on the outstanding balance at December 31, 2011.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations.  Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At December 31, 2011, our largest credit risk associated with any single purchaser was $79,599 or 21% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At December 31, 2011, our largest credit risk associated with any working interest partner was $9,473 or 40% of our total trade receivable.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2012, our net income would have changed by $14,211.  If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2012, our net income would have changed by $304,761.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c.  Issuer Purchases of Equity Securities

On June 29, 2011, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  This program does not have an expiration date.  Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions.  The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions.  Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards.  Repurchases will be funded from cash flow from operations.  The following table provides information related to repurchases of our common stock for the treasury account during the nine months ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1-31, 2011	-	-	-	$250,000
August 1-31, 2011	-	-	-	$250,000
September 1-30, 2011	2,000	$5.99	2,000	$238,020
October 1-31, 2011	2,000	$5.40	2,000	$227,220
November 1-30, 2011	-	-	-	$227,220
December 1-31, 2011	-	-	-	$227,220

(1)
The program authorizing the use of up to $250,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on June 29, 2011 and does not have an expiration date.  As of December 31, 2011, 4,000 shares of Mexco’s common stock have been purchased for a total of $22,780.

Item 5.  Other Information

By letter dated October 27, 2011, Thomas Graham, Jr. notified the registrant of his retirement from the Board of Directors, Compensation Committee, Audit Committee and Nominating Committee in order to devote more of his time to other projects.  Such resignation was effective December 1, 2011.  Mr. Graham stated he had no disagreements with the registrant on any matter relating to its operations, policies or practices.

On December 1, 2011, the Board of Directors appointed Kenneth L. Clayton as a member of the Audit, Compensation and Nominating Committees.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 14, 2012	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 14, 2012	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary