Form 10-K
period 2012-03-31
MEXCO ENERGY CORP
filed 2012-06-29
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[Ö]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes [Ö ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [Ö]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]   Smaller Reporting Company [Ö]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [Ö]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2011 (the last business day of the Registrant’s most recently completed second quarter) was $4,911,304 based on Mexco Energy Corporation’s closing common stock price of $6.05 per share on that date as reported by the NYSE MKT.

There were 2,035,949 shares of the registrant’s common stock outstanding as of June 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held on September 11, 2012, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2012, the end of the fiscal year covered by this report.

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

ITEM 1.  BUSINESS

General

Mexco Energy Corporation, a Colorado corporation, is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties located in the United States.  Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980.  At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company's common stock.

In September 2010, Mexco acquired all of the issued and outstanding stock of Southwest Texas Disposal Corporation, a Texas corporation which owns royalties producing primarily natural gas.

On February 25, 1997, Mexco acquired all of the issued and outstanding stock of Forman Energy Corporation, a New York corporation also engaged in oil and gas exploration and development.

Our total estimated proved reserves at March 31, 2012 were approximately 8.445 billion cubic feet (“Bcf”) of natural gas and 346,000 barrels (“bbls”) of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $25.0 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below.  During fiscal 2012, we added proved reserves of 409,000 thousand cubic feet equivalent (“Mcfe”) through extensions and discoveries, added 115,000 Mcfe through acquisitions and had upward revisions of previous estimates of 14,000 Mcfe.

Nicholas C. Taylor beneficially owns approximately 44% of the outstanding shares of our common stock. Mr. Taylor is also our Chairman of the Board and Chief Executive Officer.  As a result, Mr. Taylor has significant influence in matters voted on by our shareholders, including the election of our Board members.  Mr. Taylor participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States.  We have focused primarily on acquiring natural gas reserves until 2011 when we changed our focus to oil.  We especially seek to acquire proved reserves that fit well with existing operations or in areas where the Company has established production.  Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations.  Competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks.  We actively search for opportunities to acquire proved oil and gas properties.  However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2013.

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

Oil and Gas Operations

As of March 31, 2012, natural gas constituted approximately 80% of our total proved reserves and approximately 44% of our revenues for fiscal 2012. Revenues from oil and gas royalty interests accounted for approximately 36% of our revenues for fiscal 2012.

Newark East (Barnett Shale) Gas Field properties, encompassing 5,414 gross acres, 58 net acres, 144 gross producing wells and .97 net wells in Denton, Johnson, Tarrant and Wise Counties, Texas, account for approximately 6% of our discounted future net cash flows from proved reserves as of March 31, 2012.  For fiscal 2012, this field, consisting of royalty interests, accounted for 10% of our gross revenues, 12% of our net revenues.

El Cinco Gas Field properties, encompassing 1,166 gross acres, 886 net acres, 7 gross producing wells and 5.35 net wells in Pecos County, Texas, account for approximately 41% of our discounted future net cash flows from proved reserves as of March 31, 2012.  This is a multi-pay area where most of the leases have potential reserves in two zones.  Of these discounted future net cash flows from proved reserves, approximately 19% are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling.  One new well of these proven undeveloped reserves was drilled in this field in March 2012 and is currently undergoing completion procedures.  For fiscal 2012, these properties accounted for 16% of our gross and 15% of our net revenues.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 26 gross wells and .13 net wells in Pecos County, Texas, account for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2012.  For fiscal 2012, these properties accounted for 4% of our gross and net revenues. All of these properties, except for one, are royalty interests.

The Haynesville area natural gas properties, purchased in August 2010, encompass 5,135 gross acres, 13 net acres, 8 gross producing wells and .02 net wells in DeSoto Parish, Louisiana and accounted for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2012.  Of these discounted future net cash flows from proved reserves, approximately 2% are attributable to proven undeveloped reserves. For fiscal 2012, these properties, consisting of royalty interests, accounted for 3% of our gross revenues, 4% of our net revenues.  This acreage contains an additional 56 potential drill sites.

The Fuhrman-Mascho field oil properties, purchased in March 2011, encompass 160 gross acres, 19 net acres, 7 gross producing wells and .82 net wells in Andrews County, Texas and accounted for approximately 5% of our discounted future net cash flows from proved reserves as of March 31, 2012.  Of these discounted future net cash flows from proved reserves, approximately .3% are attributable to proven undeveloped reserves.  For fiscal 2012, these properties accounted for 6% of our gross and net revenues.  This acreage contains an additional 9 potential drill sites.

We own approximately 1,477 gross and 737 net acres of material undeveloped acreage located above and below the Pembrook Unit of Upton County, Texas which is operated by Pioneer Natural Resources USA, Inc. and held by production from approximately 200 wells.  This acreage has the potential for development in the horizontal Wolfcamp formation centered in the southern Midland Basin.

We own interests in and operate 17 producing wells, 1 recently drilled well currently being completed, 1 water injection well and 1 salt water disposal well. We own partial interests in an additional 2,943 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years, all of which is located within the United States:

Year	Oil(Bbls)	Gas (Mcf)
2012	19,442	395,649
2011	17,040	459,446
2010	18,036	545,991
2009	17,065	542,099
2008	17,504	379,048
2007	16,738	339,174

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

Major Customers

We made sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

	2012	2011	2010
Holly / Navajo Refining	22%	13%	4%
Chesapeake Operating	8%	14%	18%
Conoco Phillips	4%	5%	14%

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, many nations have agreed to limit emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change and the “Kyoto Protocol.”  Although the United States is not participating in the Kyoto Protocol, the U.S. Supreme Court has ruled in Massachusetts, et al. v. EPA, that the Environmental Protection Agency (“EPA”) that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources.  As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that serves as the foundation under the CAA to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the CAA, even without Congressional action.  As part of this array of new regulations, on September 22, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  The EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal CAA.  The EPA has begun to implement GHG-related reporting and permitting rules.  Similarly the U.S. Congress has considered and may in the future consider “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs.  The emissions will be published on a register to be made available on the Internet.  These regulations may apply to our operations.  The EPA has issued two other rules that would regulate GHGs, one of which regulates GHGs from stationary sources, and one which requires sources in the oil and natural gas exploration and production industry and the pipeline industry to report GHG emissions. The EPA's finding, the GHG reporting rules, and the rules to regulate the emissions of GHGs may affect the outcome of other climate change lawsuits pending in U. S. federal courts in a manner unfavorable to our industry.  In addition to the EPA’s actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of GHGs.  Any of the climate change regulatory and legislative initiatives described above in areas in which we conduct business could result in increased compliance costs or additional operating restrictions which could have a material adverse effect on our business, financial condition, and results of operations.

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

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state and local laws regulate the drilling and operation of salt water disposal (“SWD”) wells. Wastewaters produced from oil and gas operations are disposed via underground injection wells. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and gas production.  The EPA directly administers the UIC program in some states and in others it is delegated to the state for administering.  Permits must be obtained before drilling SWD wells and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater into groundwater.   Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, amount other sanctions and liabilities under the SDWA and state laws.  In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.  We currently own interests in various underground injection wells operated by others and failure to abide by their permits could subject those operators to civil and/or criminal enforcement.  We believe that they are in compliance in all material respects with the requirements of applicable state underground injection control programs and their permits.

Many of our operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many newer wells would not be economical without the use of hydraulic fracturing to stimulate production from the well.  We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells we operate.  Certain states have adopted and are considering laws that would require the disclosure of the chemical constituents in hydraulic fracturing fluids.  In addition, in 2010, the EPA announced that it would be conducting a study on the environmental effects of hydraulic fracturing.  The study is expected to be completed in 2012.  Additional disclosure requirements could result in delays in operations at existing and new well sites as well as increased costs to make our wells productive which could make it more difficult to perform hydraulic fracturing.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, however we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation.  We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2012.  Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2013.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act and the Migratory Bird Treaty Act, as well as, the CWA and CERCLA.  The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development.  Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat, or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and in some cases, criminal penalties.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2012.

Name	Age	Position
Nicholas C. Taylor	74	Chairman and Chief Executive Officer
Tamala L. McComic	43	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	67	Vice President and Secretary

Set forth below is a description of the principal occupations during at least the past five years of each executive officer of the Company.

Nicholas C. Taylor was elected Chairman of the Board and Chief Executive Officer of the Company in September 2011 and continues to serve in such capacity on a part time basis, as required.  He served as Chief Executive Officer, President and Director of the Company from 1983 to 2011.  From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities.  In November 2005 he was appointed by the Speaker of the House to the Texas Ethics Commission and served until February 2010.

Tamala L. McComic, a Certified Public Accountant, became Controller for the Company in July 2001 and was elected President and Chief Financial Officer in September 2011.  She served the Company as Executive Vice President and Chief Financial Officer from 2009 to 2011 and Vice President and Chief Financial Officer from 2003 to 2009.  Prior thereto, Ms. McComic was appointed Treasurer and Assistant Secretary of the Company.

Donna Gail Yanko was appointed to the position of Vice President of the Company in 1990.  She has also served as Corporate Secretary since 1992 and from 1986 to 1992 was Assistant Secretary.  From 1986 to the present, on a part-time basis, she has assisted the Chairman of the Board of the Company in his personal business activities.  Ms. Yanko also served as a director of the Company from 1990 to 2008.

Employees

As of March 31, 2012, we had two full-time and three part-time employees.  We believe that relations with these employees are generally satisfactory.  From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.

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

ITEM 1A.  RISK FACTORS

There are many factors that affect our business and results of operations, some of which are beyond our control.  The following is a description of some of the important factors that could have a material adverse effect on our business, financial position, liquidity and results of operations.  Some of the following risks relate principally to the industry in which we operate and to our business.  Other risks relate principally to the securities markets and ownership of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Volatility of oil and gas prices significantly affects our results and profitability.

Prices for oil and natural gas fluctuate widely.  We cannot predict future oil and natural gas prices with any certainty.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  Factors that can cause price fluctuations include the level of global demand for petroleum products; foreign supply and pricing of oil and gas; the establishment of and compliance with production quotas by oil-exporting countries; nature and extent of governmental regulation and taxation, including environmental regulations; level of domestic and international exploration, drilling and production activity; the cost of exploring for, producing and delivering oil and gas; availability, proximity and capacity of oil and gas pipelines and other transportation facilities; weather conditions; the price and availability of alternative fuels; technological advances affecting energy consumption; and, overall political and economic conditions in oil producing countries.

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

Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  Continuance of the current low natural gas price environment, further declines in natural gas prices, lack of natural gas storage may have an adverse affect on our financial condition.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors.  The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”).  The difference between the benchmark price and the price we receive is called a differential.  Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations.  Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas.  During fiscal 2012, differentials averaged $.90 per Bbl of oil and $0.10 per Mcf of gas.  Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

We must replace reserves we produce.

Our future success depends upon our ability to find, develop or acquire additional, economically recoverable oil and gas reserves.  Our proved reserves will generally decline as reserves are depleted, except to the extent that we can find, develop or acquire replacement reserves.  One offset to the obvious benefits afforded by higher product prices especially for small to mid-cap companies in this industry, is that quality domestic oil and gas reserves are hard to find.  Reports from the Energy Information Administration indicate that on-shore domestic finding costs are on the rise, and that the average reserves added per well are declining.

Approximately 38% and 44% of our total estimated net proved reserves at March 31, 2012 and 2011, respectively, were undeveloped, and those reserves may not ultimately be developed.

Recovery of undeveloped reserves requires significant capital expenditures and successful drilling.  Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully.  These assumptions, however, may not prove correct.  If we or the outside operators of our properties choose not to spend the capital to develop these reserves, or if we are not able to successfully develop these reserves, we will be required to write-off these reserves.  Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our common stock.

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

Legislation has been introduced in the U.S. Congress to amend the federal SDWA to subject hydraulic fracturing operations to regulation under the SDWA and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate gas and oil production.  We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with wells for which we are the operator.  The proposed legislation as well as laws being considered by certain states and other agencies would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process are impairing groundwater or causing other damage. In March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on human health and the environment.  The study is expected to be completed in 2012.  This study and enforcement initiative could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

Legislation has been proposed that would, if enacted into law, make significant changes to U. S. federal income tax laws, including the elimination of certain key U.S. federal income tax deductions currently available to oil and natural gas exploration and production companies.  These changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted or how soon any such changes could become effective.  The passage of this legislation or any other similar changes in the U. S. federal income tax laws could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

The loss of our chief executive officer or other key personnel could adversely impact our ability to execute our business strategy.

We depend, and will continue to depend in the foreseeable future, upon the continued services of our Chief Executive Officer, Nicholas C. Taylor, our President and Chief Financial Officer, Tamala L. McComic, and other key personnel, who have extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and developing and executing acquisitions and financing.  We do not have key-man insurance on the lives of Mr. Taylor and Ms. McComic.  The unexpected loss of the services of one or more of these individuals could, therefore, significantly and adversely affect our operations.  Competition for qualified individuals is intense and we may be unable to find or attract qualified replacements for our officers and key employees on acceptable terms.

We may be affected by one substantial shareholder.

Nicholas C. Taylor beneficially owns approximately 44% of the outstanding shares of our common stock.  Mr. Taylor is also our Chairman of the Board and Chief Executive Officer.  As a result, Mr. Taylor has significant influence in matters voted on by our shareholders, including the election of our Board members.  Mr. Taylor participates in all facets of our business and has a significant impact on both our business strategy and daily operations.  The retirement, incapacity or death of Mr. Taylor, or any change in the power to vote shares beneficially owned by Mr. Taylor, could result in negative market or industry perception and could have an adverse effect on our business.

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

As of March 31, 2012, our executive officers and directors beneficially owned approximately 46% of our common stock.  These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

The price of our common stock has been volatile and could continue to fluctuate substantially.

Mexco common stock is traded on the NYSE MKT.  The market price of our common stock has and could continue to experience volatility due to reasons unrelated to our operating performance.  These reasons include: supply and demand for natural gas and oil; political conditions in natural gas and oil producing regions; demand for our common stock and limited trading volume; investor perception of our industry; fluctuations in commodity prices; variations in our results of operations; legislative or regulatory changes; general trends in the oil and natural gas industry; market conditions and analysts’ estimates; and, other events in the oil and gas oil industry.  Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  As of March 31, 2012, we had interests in 2,961 gross (27 net) oil and gas wells and owned leasehold interests in approximately 319,446 gross (3,360 net) acres.

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

In accordance with SEC guidelines, the average prices used in computing reserves at March 31, 2012 were $93.75 per bbl of oil and $3.83 per mcf of natural gas, based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2012.  The benchmark price of $94.65 per bbl of oil was adjusted by lease for gravity, transportation fees and regional price differentials.  The benchmark price of $3.73 per mcf of natural gas was adjusted by lease for BTU content, transportation fees and regional price differentials.  The average prices used in computing reserves at March 31, 2011 were $77.27 per bbl of oil and $3.88 per mcf of natural gas, based on the 12-month average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2011.  The benchmark prices used in computing reserves at March 31, 2011 were $80.04 per bbl of oil and $4.11 per mcf of natural gas.  The average prices used in computing reserves at March 31, 2010 were $66.21 per bbl of oil and $3.77 per mcf of natural gas, based on the 12-month average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2010.  The benchmark prices used in computing reserves at March 31, 2010 were $69.64 per bbl of oil and $3.98 per mcf of natural gas.

For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company’s consolidated financial statements.

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2012, 2011 and 2010 is based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants, based in Midland, Texas (“Neal and Associates”) and is filed as Exhibit 99.1 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC.  As stated above, Mexco retained Neal and Associates to prepare estimates of our oil and gas reserves.  Management works closely with this firm, and is responsible for providing accurate operating and technical data to it.  Our Chief Financial Officer who has over 19 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Mr. Neal.  Mr. Neal is responsible for overseeing the preparation of the reserve estimates and holds a bachelor’s degree in mechanical engineering (petroleum option), is a member of the Society of Petroleum Engineers and has over 50 years of experience in the oil and gas industry.  Our Chairman and Chief Executive Officer who has close to 30 years experience in the oil and gas industry also reviews the final reserves estimate.

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

Per the current SEC rules, the prices used to calculate our proved reserves and the present value of proved reserves set forth herein are made using the 12-month unweighted arithmetic average of the first-day-of-the-month price.  All prices are held constant throughout the life of the properties.  Actual future prices and costs may be materially higher or lower than those as of the date of the estimate.  The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.  Except to the extent that we acquire additional properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced.
We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2012, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

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

PROVED RESERVES

		March 31,
	2012	2011	2010
Oil (Bbls):
Proved developed – Producing	178,410	156,346	138,431
Proved developed – Non-producing	16,210	3,629	3,549
Proved undeveloped	151,730	130,187	98,088
Total	346,350	290,162	240,068

Natural gas (Mcf):
Proved developed – Producing	3,491,920	3,895,656	3,952,172
Proved developed – Non-producing	1,867,750	1,068,405	1,065,170
Proved undeveloped	3,085,060	3,792,974	3,388,248
Total	8,444,730	8,757,035	8,405,590

Total net proved reserves (Mcfe)	10,522,830	10,498,007	9,845,998

PV-10 Value (1)	$24,953,450	$22,653,390	$18,085,370
Present value of future income tax discounted at 10%	(5,597,450)	(5,001,390)	(3,925,370)
Standardized measure of discounted future net cash flows (2)	$19,356,000	$17,652,000	$14,160,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$3.83	$3. 88	$3.77
Oil (per Bbl)	$93.75	$77.27	$66.21

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

(2)
In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.

(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials.

During the fiscal year ending March 31, 2012, 17 wells in which we own a royalty interest were developed converting reserves of approximately 34,000 mcfe from proved undeveloped to proved developed - producing.  We participated in the development of 17 wells converting reserves of approximately 45,000 mcfe from proved undeveloped to proved developed - producing. We also participated in the development of 3 wells, awaiting completion, which converted reserves of approximately 895,000 mcfe from proved undeveloped to proved developed - nonproducing.  The capital cost was approximately $1,057,600 for all 37 wells in which we own a working interest.

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

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections.  Wells that are completed in more than one producing zone are counted as one well.  The following table indicates our productive wells as of March 31, 2012:

	Gross	Net
Oil	1,771	16
Gas	1,190	11
Total Productive Wells	2,961	27

The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2012:

	Developed Acres
	Gross	Net
Texas	166,595	2,897
Oklahoma	48,487	208
New Mexico	20,997	146
Louisiana	35,762	51
Kansas	8,520	24
North Dakota	24,279	19
Montana	7,868	5
Wyoming	3,578	5
Alabama	640	2
Mississippi	1,280	2
Colorado	1,120	1
Arkansas	320	-
Total	319,446	3,360

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  A gross acre is an acre in which an interest is owned.  A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one.  The number of net acres is the sum of the fractional interests owned in gross acres.  As of March 31, 2012, we own approximately 1,477 gross and 737 net acres of material undeveloped acreage located above and below the Pembrook Unit of Upton County, Texas which is operated by Pioneer Natural Resources USA, Inc. and held by production from approximately 200 wells.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	-	-	-	-	-	-
Nonproductive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Development Wells
Productive	54	1.55	8.17		21.25
Nonproductive	-	-	-	-	2.01
Total	54	1.55	8.17		23.26

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

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2012	2011	2010
Oil (a):
Production (Bbls)	19,442	17,040	18,036
Revenue	$1,810,459	$1,332,395	$1,194,500
Average Bbls per day	53	47	49
Average sales price per Bbl	$93.12	$78.19	$66.23
Gas (b):
Production (Mcf)	395,649	459,446	545,991
Revenue	$1,413,200	$1,812,852	$2,026,263
Average Mcf per day	1,084	1,259	1,496
Average sales price per Mcf	$3.57	$3.95	$3.71
Production cost:
Production cost	$669,615	$772,500	$762,913
Production and ad valorem taxes	$256,600	$253,432	$291,311
Equivalent Mcf (c)	512,301	561,686	654,207
Production cost per equivalent Mcf	$1.31	$1.38	$1.17
Production cost per sales dollar	$0.21	$0.25	$0.24
Total oil and gas revenue	$3,223,659	$3,145,247	$3,220,763

(a)	Includes condensate.

(b)	Includes natural gas products.

(c)	Oil production is converted to equivalent mcf at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ITEM 3.  LEGAL PROCEEDINGS

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business.  We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In September 2003, our common stock began trading on the NYSE MKT, formerly the American Stock Exchange, under the symbol “MXC”.  Prior to September 2003, the Company’s common stock was traded on the over-the-counter bulletin board market under the symbol “MEXC”. The registrar and transfer agent is Computershare Trust Company N.A., 250 Royall Street, Canton, Massachusetts, 02021 (Tel: 800-962-4284).  The following table sets forth certain information as to the high and low sales price quoted for Mexco’s common stock on the NYSE MKT.

		High	Low
2012:
	April - June 2011	$13.62	$8.03
	July - September 2011	9.89	6.01
	October - December 2011	7.95	5.30
	January - March 2012	11.25	6.68

2011:
	April - June 2010	$10.16	$7.55
	July - September 2010	7.55	5.60
	October - December 2010	8.18	5.90
	January - March 2011	15.75	6.99

On June 15, 2012, the closing sales price of our common stock on the NYSE MKT was $6.49 per share.

Stockholders

As of March 31, 2012, we had approximately 2,099,116 shares issued and 1,091 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plans as of March 31, 2012, each of which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
1997 Plan	350,000	-	-	-
2004 Plan	375,000	3,750	$4.35	-
2009 Plan	200,000	80,000	$6.52	120,000
Total	925,000	83,750	$6.42	120,000

Issuer Repurchases

In June 2011, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  This program does not have an expiration date.  Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions.  The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions.  Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards.  Repurchases will be funded from cash flow from operations.

The following table provides information related to repurchases of our common stock for the treasury account during the year ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
September 1-30, 2011	2,000	$5.99	2,000	$238,020
October 1-31, 2011	2,000	$5.40	2,000	$227,220

(1)
The program authorizing the use of up to $250,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on June 29, 2011 and does not have an expiration date.  As of March 31, 2012, 4,000 shares of Mexco’s common stock have been purchased for a total of $22,780.

During fiscal 2011, we repurchased 2,000 shares at an aggregate cost of $12,325.  There were no shares of our common stock repurchased for the treasury account during fiscal 2010.

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

Liquidity and Capital Resources and Commitments

Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.  Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure our revolving line of credit.  We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties in areas with significant development potential.

During the fiscal year ended March 31, 2012, we repurchased 4,000 shares for the treasury at an aggregate cost of $22,780.

We had working capital of $476,960 as of March 31, 2012 compared to working capital of $470,253 as of March 31, 2011, an increase of $6,707.

For the year ending March 31, 2012, cash flow from operations was $1,573,296, an 18% increase when compared to the corresponding period of fiscal 2011.  Cash of $1,642,449 was used for additions to oil and gas properties, $100,000 was used for net reduction of long-term debt and $471,543 was received primarily from the sale of a term leasehold interest in oil and gas properties.  Accordingly, net cash increased $319,610.

In March 2011, we purchased approximately 10.8% working interest (7.77% net revenue interest) in 160 gross acres containing five (5) wells in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  During fiscal 2012, we participated in the drilling of two (2) development wells on this acreage.  Our share of the costs to drill and complete these wells through March 2012 was approximately $135,000.  This acreage now contains seven (7) wells – four (4) producing oil from the San Andres formation and three (3) producing oil from the Grayburg and San Andres formations at an approximate depth of 5,000 feet.  All 7 of these wells are operated by Cone and Petree Oil & Gas Exploration, Inc. This property contains an additional nine (9) potential drill sites in the Grayburg and San Andres formations with more dense spacing of approximately 10 acres per well.  Six (6) of these potential sites are planned to be drilled in fiscal 2013.  This new spacing in the Fuhrman-Mascho Field has been shown to increase production.  In March 2012, we purchased an additional working interest in this acreage for an approximate cash purchase price of $275,000.  We now own a total approximate 16.2% working interest (11.66% net revenue interest) in this acreage.

In June 2011, we received $450,000 in cash from Energen Corporation for the assignment of a five year term leasehold interest in 200 acres at $2,250 per acre.  The assignment covers depths of 7,680’ to 11,500’ feet from the surface.  Mexco retained a royalty of 8.33%.  This interest has potential for oil production from the Avalon and Bone Springs in separate intervals by horizontal drilling above the prolific Vermejo-Fusselman Gas Field of Loving County, Texas.  Energen has plans to drill three (3) wells on this acreage during our fiscal 2012, one of these wells began drilling in April 2012.

We participated in 37 infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  Twenty-three of these wells have already been drilled with the balance scheduled to be drilled in the next twelve months to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 133 producing wells.  Mexco’s working interest in this unit .185% (.14% net revenue interest).  Our share of the costs to drill and complete these wells through March 2012 was approximately $45,000.  For the fiscal year ending March 31, 2011, we participated in the drilling of 5 producing wells in this unit.

A joint venture in which we are a working interest partner drilled two (2) infill wells in the Strawn formation on a 160-acre tract in Andrews County, Texas.  The section in which this tract is located currently contains 12 completed wells on 40-acre spacing.  Our share of the costs to drill and complete these wells through March 2012 for our approximately 1% working interest was approximately $64,000.

A joint venture in which we are a working interest partner drilled two (2) development wells in the Delaware and Bone Spring Sand formations on a 160-acre tract in Eddy County, New Mexico which currently contains four (4) producing wells.  Our share of the costs to drill and complete the first of these wells through March 2012 for our approximately 1% working interest was approximately $29,000.

We participated in the drilling of two (2) development wells in the Cotton Valley-Bossier formation in the Teague Field of Freestone County, Texas.  The 680-acre unit, operated by Valence Operating Company, currently contains 2 producing wells.  Mexco’s working interest in this unit is 4.2% (3.7% net revenue interest).  Our share of the costs to drill and complete these wells through March 2012 was approximately $142,000.

A joint venture in which we are a working interest partner drilled two (2) infill wells in the Strawn formation on a 160-acre tract in Glasscock County, Texas.  The immediate offsetting sections in which this tract is located currently contains 14 completed wells.  Our share of the costs to drill and complete these wells through March 2012 for our approximately 1% working interest was approximately $64,000.

Two joint ventures in which we are a working interest partner began drilling three (3) development wells in Lea County, New Mexico.  One well is on a 560-acre tract and is to be completed in the Abo formation.  The other two wells are on a 640-acre tract which contains six wells currently producing and are to be completed in Bone Spring Sand formation.  Our share of the costs to drill and complete these wells through March 2012 for our approximately 1% working interest was approximately $90,000.

We acted as operator and drilled a development well in Pecos County, Texas in which Mexco owns 100% working interest (78.8% net revenue interest).  This well is currently being completed.  Our costs to drill this well through March 31, 2012 were approximately $735,000.

At March 31, 2012, we reported estimated PUDs of 4.0 bcfe, which accounted for 38% of our total estimated proved oil and gas reserves.  This figure primarily consists of a projected 18 new wells, 5 of which we operate, and 1 new zone behind pipe from a currently producing wellbore that we also operate.  We project two  operated wells to be drilled in fiscal 2013 with the three remaining in fiscal 2014.  Regarding the remaining 13 PUD locations operated by others, a location is currently being prepared to drill one well with plans for seven wells to follow in 2013 and five in 2014.

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

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $75.75 per bbl in September 2011 to a high of $110.50 per bbl in April 2011.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.00 per MMBtu in March 2012 to a high of $4.92 per MMBtu in June 2011. On March 31, 2012 the WTI posted price for crude oil was $99.50 per bbl and the Henry Hub spot price for natural gas was $2.00 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Net income was $329,993 for the year ended March 31, 2012, a 112% increase from $155,696 for the year ended March 31, 2011.

Oil and gas sales.  Revenue from oil and gas sales was $3,223,659 for the year ended March 31, 2012, a 2% increase from $3,145,247 for the year ended March 31, 2011.  This resulted from an increase in oil price and production partially offset by a decrease in gas price and production.  The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2012	2011	% Difference
Oil:
Revenue	$1,810,459	$1,332,395	35.9%
Volume (bbls)	19,442	17,040	14.1%
Average Price (per bbl)	$93.12	$78.19	19.1%

Gas:
Revenue	$1,413,200	$1,812,852	(22.0%)
Volume (mcf)	395,649	459,446	(13.9%)
Average Price (per mcf)	$3.57	$3.95	(9.6%)

Production and exploration.  Production costs were $926,215 in fiscal 2012, a 10% decrease from $1,025,932 in fiscal 2011.  This was primarily the result of last year’s workover and repairs on one of our operated wells in Hutchinson County, Texas in which we own a 100% working interest.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $996,205 in fiscal 2012, a 5% decrease from $1,047,906 in fiscal 2011, primarily due to a decrease in gas production partially offset by an increase to the full cost pool amortization base and a decrease in gas reserves partially offset by an increase in oil reserves.

General and administrative expenses.  General and administrative expenses were $950,690 for the year ended March 31, 2012, an 8% increase from $877,790 for the year ended March 31, 2011.  This was primarily due to an increase in stock option compensation expense.

Interest expense.  Interest expense was $28,840 in fiscal 2012, a 21% decrease from $36,361 in fiscal 2011, due to a decrease in borrowings.

Income taxes.  There was an income tax benefit of $27,960 in fiscal 2012 compared to an income tax benefit of $15,596 in fiscal 2011.  This benefit was mainly the result of an increase in intangible drilling costs.  The effective tax rate for fiscal 2012 was (9%) compared to (11%) for fiscal 2011.

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

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of March 31, 2012:

	Payments due in (1):
	Total	less than 1 year	1 -3 years	3 years
Contractual obligations:
Secured bank line of credit	$1,700,000	$-	$1,700,000	$-

(1)	Does not include estimated interest of $46,600 less than 1 year and $139,700 1-3 years.

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

It should not be assumed that the present value of future net cash flows is the current market value of our estimated proved reserves.  In accordance with SEC requirements, the cost ceiling represents the present value (discounted at 10%) of net cash flows from sales of future production using the average price over the prior 12-month period.

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

Asset Retirement Obligations.  The estimated costs of plugging, restoration and removal of facilities are accrued.  The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depreciated by the units of production method.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  For all periods presented, we have included estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 clarifies application of fair value measurements and disclosure requirements and is effective for Mexco as of April 1, 2012.  We do not believe the guidance will have an impact on our fair value measurement and disclosures.

There were various other accounting standards and interpretations issued during our fiscal year, all of which have been determined to be not applicable or significant by management and once adopted are not expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.  At March 31, 2012, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  On March 31, 2012, we had an outstanding loan balance of $1,700,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.5 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $17,000 based on borrowings at March 31, 2012.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At March 31, 2012, our largest credit risk associated with any single purchaser was $81,397 or 24% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At March 31, 2012, our largest credit risk associated with any working interest partner was $4,590 or 15% of our total trade receivable. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by one dollar per barrel for fiscal 2012, our oil and gas revenue would have changed by $19,442.  If the average gas price had increased or decreased by one dollar per mcf for fiscal 2012, oil and gas revenue would have changed by $395,649.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F1 through F20 hereof and are incorporated herein by reference.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our principal executive officer and principal financial officer evaluate the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

This annual report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f).  Based on such evaluation, such officers concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 11, 2012 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2012, which is incorporated herein by reference.

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

Exhibits.  For a list of the exhibits required by this Item and accompanying this Form 10-K see the “Index to Exhibits” set forth on page F21 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	Chairman of the Board and Chief Executive Officer		President and Chief Financial Officer

Dated:  June 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 29, 2012, by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chief Executive Officer, Chairman of the Board of Directors

/s/ Tamala L. McComic
Tamala L. McComic
Chief Financial Officer, President, Treasurer and Assistant Secretary

/s/ Kenneth L. Clayton
Kenneth L. Clayton
Director

/s/ Thomas R. Craddick
Thomas R. Craddick
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

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted the new oil and gas reserve estimation and disclosure requirements as of March 31, 2010.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 29, 2012

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$498,681	$179,071
Accounts receivable:
Oil and gas sales	333,191	384,215
Trade	30,404	42,432
Prepaid costs and expenses	16,782	64,479
Total current assets	879,058	670,197

Property and equipment, at cost
Oil and gas properties, using the full cost method	31,840,059	30,426,817
Other	78,520	78,520
	31,918,579	30,505,337

Less accumulated depreciation, depletion and amortization	16,223,267	15,227,063
Property and equipment, net	15,695,312	15,278,274
	$16,574,370	$15,948,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$402,098	$199,944

Long-term debt	1,700,000	1,800,000
Asset retirement obligations	613,279	528,911
Deferred income tax liabilities	884,703	912,663

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding
	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,099,116 and 2,089,116 shares issued; 2,035,949 and 2,029,949 shares outstanding as of March 31, 2012 and 2011, respectively	1,049,558	1,044,558
Additional paid-in capital	6,608,350	6,453,226
Retained earnings	5,641,827	5,311,834
Treasury stock, at cost (63,167 and 59,167 shares, respectively)	(325,445)	(302,665)
Total stockholders' equity	12,974,290	12,506,953
	$16,574,370	$15,948,471

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended March 31,

	2012	2011	2010
Operating revenues:
Oil and gas	$3,223,659	$3,145,247	$3,220,763
Other	16,380	16,611	24,993
Total operating revenues	3,240,039	3,161,858	3,245,756

Operating expenses:
Production	926,215	1,025,932	1,054,224
Accretion of asset retirement obligation	36,251	34,129	31,625
Depreciation, depletion and amortization	996,205	1,047,906	1,113,141
General and administrative	950,690	877,790	870,558
Total operating expenses	2,909,361	2,985,757	3,069,548

Operating profit	330,678	176,101	176,208

Other income (expenses):
Interest income	195	360	478
Interest expense	(28,840)	(36,361)	(33,082)

Net other expense	(28,645)	(36,001)	(32,604)

Earnings before provision for income taxes	302,033	140,100	143,604

Income tax expense (benefit):
Current	-	(25,502)	25,502
Deferred	(27,960)	9,906	(282,737)
	(27,960)	(15,596)	(257,235)

Net income	$329,993	$155,696	$400,839

Earnings per common share:
Basic:	$0.16	$0.08	$0.21
Diluted:	$0.16	$0.08	$0.21

Weighted average common shares outstanding:
Basic:	2,028,014	1,947,605	1,888,070
Diluted:	2,036,241	1,962,656	1,929,588

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2012, 2011 and 2010

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2009	$981,308	$(426,617)	$5,617,620	$4,755,299	$10,927,610
Net income	-	-	-	400,839	400,839
Issuance of stock through
options exercised	20,625	-	238,747	-	259,372
Excess tax benefits from
stock-based compensation	-	-	25,502	-	25,502
Stock based compensation	-	-	26,030	-	26,030
Balance at March 31, 2010	$1,001,933	$(426,617)	$5,907,899	$5,156,138	$11,639,353
Net income	-	-	-	155,696	155,696
Issuance of stock through
properties	-	136,277	28,479	-	164,756
Purchase of stock	-	(12,325)	-	-	(12,325)
Issuance of stock through
options exercised	42,625	-	491,000	-	533,625
Excess tax benefits from
stock-based compensation	-	-	(25,502)	-	(25,502)
Stock based compensation	-	-	51,350	-	51,350
Balance at March 31, 2011	$1,044,558	$(302,665)	$6,453,226	$5,311,834	$12,506,953
Net Income	-	-	-	329,993	329,993
Purchase of stock	-	(22,780)	-	-	(22,780)
Issuance of stock through
options exercised	5,000	-	35,000	-	40,000
Stock based compensation	-	-	120,124	-	120,124
Balance at March 31, 2012	$1,049,558	$(325,445)	$6,608,350	$5,641,827	$12,974,290

SHARE ACTIVITY
		2012	2011	2010
Common stock shares, issued:
At beginning of year		2,089,116	2,003,866	1,962,616
Issued		10,000	85,250	41,250
At end of year		2,099,116	2,089,116	2,003,866

Common stock shares, held in treasury:
At beginning of year		(59,167)	(84,000)	(84,000)
Exchange for property		-	26,833	-
Acquisitions		(4,000)	(2,000)	-
At end of year		(63,167)	(59,167)	(84,000)

Common stock shares, outstanding
At end of year		2,035,949	2,029,949	1,919,866

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended March 31,

	2012	2011	2010
Cash flows from operating activities:
Net income	$329,993	$155,696	$400,839
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(27,960)	9,906	(282,737)
Excess tax benefit (expense) from share based payment arrangement	-	25,502	(25,502)
Stock-based compensation	120,124	51,350	26,030
Depreciation, depletion and amortization	996,205	1,047,906	1,113,141
Accretion of asset retirement obligations	36,251	34,129	31,625
Other	(2,323)	(22,526)	(8,295)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	63,052	186,157	(84,393)
Decrease (increase) in prepaid expenses	47,697	(47,318)	19,449
(Decrease) increase in income taxes payable	-	(25,502)	25,502
Increase (decrease) in accounts payable and accrued expenses	10,257	(79,840)	(52,508)
Net cash provided by operating activities	1,573,296	1,335,460	1,163,151

Cash flows from investing activities:
Additions to oil and gas properties	(1,642,449)	(2,435,374)	(901,156)
Acquisition of business	-	(478,000)	-
Additions to other property and equipment	-	(2,359)	(14,800)
Proceeds from sale of oil and gas properties and equipment	471,543	3,107	104,787
Net cash used in investing activities	(1,170,906)	(2,912,626)	(811,169)

Cash flows from financing activities:
Acquisition of treasury stock	(22,780)	(12,325)	-
Proceeds from exercise of stock options	40,000	533,625	259,372
Reduction of long-term debt	(1,200,000)	(1,395,000)	(775,000)
Proceeds from long-term debt	1,100,000	2,495,000	75,000
Excess tax (expense) benefit from share based payment arrangement	-	(25,502)	25,502
Net cash (used in) provided by financing activities	(82,780)	1,595,798	(415,126)

Net increase (decrease) in cash and cash equivalents	319,610	18,632	(63,144)

Cash and cash equivalents at beginning of period	179,071	160,439	223,583

Cash and cash equivalents at end of period	$498,681	$179,071	$160,439

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,920	$35,738	$34,535
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$53,468	$25,043	$20,599
Issuance of common stock in exchange for oil and gas properties	$-	$164,756	$-
Acquisition of Southwest Texas Disposal Corporation resulting in the assumption of liabilities as follows:
Fair value of assets	$-	$487,868	$-
Cash paid	$-	(478,000)	$-
Liabilities assumed	$-	$9,868	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2012, 2011 and 2010

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

Cash and Cash Equivalents.  We consider all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents.  We maintain our cash in bank deposit accounts and money market funds.  At March 31, 2012, we had the majority of our cash and cash equivalents with one financial institution.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk.

Accounts Receivable.  Our accounts receivable include trade receivables from joint interest owners and oil and gas purchasers.  Credit is extended based on an evaluation of a customer's financial condition and, generally, is uncollateralized.  Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed.  The collectability of receivables is assessed and an allowance is made for any doubtful accounts.  The allowance for doubtful accounts is determined based on our previous loss history.  We have not experienced any significant credit losses.  For the years ending March 31, 2012, 2011 and 2010, no allowance has been made for doubtful accounts.

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

Ceiling Test.  Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties.  That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; and, using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties.  If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated DD&A.  This is called a "ceiling limitation write-down."  This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings.

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

For the year ended March 31, 2012, 40,000 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.80 at March 31, 2012.  For the years ended March 31, 2011 and 2010, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

	2012	2011	2010
Net income	$329,993	$155,696	$400,839

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,028,014	1,947,605	1,888,070
Effect of the assumed exercise of dilutive stock options	8,227	15,051	41,518
Weighted avg. common shares outstanding – dilutive	2,036,241	1,962,656	1,929,588

Earnings per common share:
Basic	$0.16	$0.08	$0.21
Diluted	$0.16	$0.08	$0.21

Revenue Recognition.  Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred.  Sales are to credit-worthy energy purchasers with payments generally received within 60 days of transportation from the well site.  We have historically had little, if any, uncollectible oil and gas receivables.

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when our excess takes of natural gas volumes exceeds our estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where Mexco has taken less than its ownership share of gas production (under produced).  We do not have any  significant gas imbalances.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 clarifies application of fair value measurements and disclosure requirements and is effective for Mexco as of April 1, 2012.  We do not believe the guidance will have an impact on our fair value measurement and disclosures.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the year ended March 31, 2012 were approximately $53,000.

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

5.  Credit Facility

Mexco has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at March 31, 2012 was $3,200,000.  No principal payments are anticipated to be required through November 30, 2013.

The Agreement was renewed five times with the fifth amendment on December 28, 2011, which revised the maturity date to November 30, 2013.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.74% on March 31, 2012.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, we will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the Agreement.  Mexco is in compliance with all covenants as of March 31, 2012.  In addition, this Agreement prohibits us from paying cash dividends on our common stock.

At the end of fiscal 2012, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit was $1,700,000 as of March 31, 2012 and $1,475,000 as of June 29, 2012.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the year ended March 31, 2012:

Principal
Balance at April 1, 2011:	$1,800,000
Borrowings	1,100,000
Repayments	(1,200,000)
Balance at March 31, 2012:	$1,700,000

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2012	2011
Carrying amount of asset retirement obligations as of April 1	$578,911	$536,305
Liabilities incurred	53,468	25,043
Liabilities settled	(5,351)	(16,566)
Accretion expense	36,251	34,129
Carrying amount of asset retirement obligations as of March 31	663,279	578,911
Less: Current portion	50,000	50,000
Non-Current asset retirement obligation	$613,279	$528,911

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and accrued expenses.

7.  Income Taxes

Mexco and its subsidiaries file a consolidated federal income tax return and various state income tax returns.  The amount of income taxes we record requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions.  With few exceptions, Mexco is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2007.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2012	2011	2010
Deferred tax assets:
Percentage depletion carryforwards	$1,336,630	$1,180,896	$1,124,820
Deferred stock-based compensation	13,844	2,872	7,536
Asset retirement obligation	205,616	179,462	166,255
Net operating loss	171,411	125,848	-
Other	3,695	6,200	7,311
	1,731,196	1,495,278	1,305,922
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	(2,615,899)	(2,407,941)	(2,208,679)

Net deferred tax liabilities	$(884,703)	$(912,663)	$(902,757)

As of March 31, 2012, we have a statutory depletion carryforward of approximately $4,312,000, which does not expire.  At March 31, 2012, we had a net operating loss carryforward for regular income tax reporting purposes of approximately $2,736,000, which will begin expiring in 2021.  Our ability to use some of our net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

For the year ended March 31, 2012, there was a deferred income tax benefit of $27,960.  There was no current income tax for the year ended March 31, 2012.  For the year ended March 31, 2011, there was a current income tax benefit of $25,502 and a deferred income tax expense of $9,906.  For the year ended March 31, 2010, current income tax expense was $25,502 and deferred income tax was a benefit of $282,737.
A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2012	2011	2010
Tax expense at federal statutory rate (1)	$102,691	$47,634	$48,825
Statutory depletion carryforward	(155,734)	(86,221)	(127,253)
Effect of graduated rates	(16,940)	(3,074)	1,271
Revision of prior year estimates	4,314	44,503	(171,736)
Permanent differences	30,210	(17,309)	5,319
Other	7,499	(1,129)	(13,661)
Total income tax benefit	$(27,960)	$(15,596)	$(257,235)

Effective income tax rate	(9%)	(11%)	(179%)

(1)           The federal statutory rate was 34% for fiscal years ending March 31, 2012, 2011 and 2010.

For the years ended March 31, 2012, 2011 and 2010, we did not have any uncertain tax positions.

For the years ended March 31, 2012, 2011 and 2010, the amount of unrecognized tax benefits was approximately $677,000, $670,000 and $524,000, respectively.  While it is expected the amount of unrecognized tax benefits will change in the next 12 months, we do not expect any change to have a significant impact on our results of operations.  The recognition of the total amount of the unrecognized tax benefits of $677,000 would have an impact on the effective tax rate.  If these unrecognized tax benefits are disallowed, we will be required to pay additional taxes.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2012	2011	2010
Unrecognized tax benefits at beginning of period	$670,000	$524,000	$549,000
Additions based on tax positions related to the current year	-	146,000	-
Changes to tax positions of prior years	7,000	-	-
Settlements	-	-	25,000
Expirations	-	-	-
Unrecognized tax benefits at end of period	$677,000	$670,000	$524,000

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

In fiscal 2012, one customer accounted for 22% of the total oil and gas revenues and 24% of the total oil and gas accounts receivable.  In fiscal 2011 and 2010, two customers accounted for 28% and 32% of the total oil and gas revenues and 25% and 23% of the total oil and gas accounts receivable, respectively.

9.  Oil and Gas Costs

The costs related to our oil and gas activities were incurred as follows for the year ended March 31:

	2012	2011	2010
Property acquisition costs:
Proved	$368,444	$2,147,892	$80,154
Unproved	-	-	-
Exploration	9,910	29,292	22,246
Development	1,455,993	394,381	596,660
Capitalized asset retirement obligations	53,468	25,043	20,599
Total costs incurred for oil and gas properties	$1,887,815	$2,596,608	$719,659

We had the following aggregate capitalized costs relating to our oil and gas property activities at March 31:

	2012	2011	2010
Proved oil and gas properties	$31,669,572	$30,256,330	$27,182,529
Unproved oil and gas properties:
subject to amortization	170,487	170,487	170,487
not subject to amortization	-	-	-
	31,840,059	30,426,817	27,353,016
Less accumulated DD&A	16,154,203	15,161,524	14,119,129
	$15,685,856	$15,265,293	$13,233,887

DD&A amounted to $1.94, $1.87 and $1.70 per mcfe of production for the years ended March 31, 2012, 2011 and 2010, respectively.

10.  Stockholders’ Equity

In June 2011, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  During fiscal 2012, we repurchased 4,000 shares for the treasury at an aggregate cost of $22,780.  During fiscal 2011, we repurchased 2,000 shares for the treasury at an aggregate cost of $12,325.  No shares of our common stock were repurchased for the treasury account during fiscal 2010.

In August 2010, we purchased overriding royalty interests averaging .28% in 5,120 gross acres covering eight sections in the Haynesville trend area of DeSoto Parish, Louisiana, for an approximate purchase price of $1.65 million, prior to closing adjustments.  We paid $1.46 million in cash and the remainder was paid as 26,833 shares of common stock issued from treasury shares.

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

According to our employee stock incentive plans, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under these plans.  The plans also provide for the granting of stock awards.  No stock awards were granted during fiscal 2012, 2011 and 2010.

We recognized compensation expense of $120,124, $51,350 and $26,030 in general and administrative expense in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010, respectively.  The total cost related to non-vested awards not yet recognized at March 31, 2012 totals $249,947, which is expected to be recognized over a weighted average of 3.1 years.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model.  Expected volatilities are based on historical volatility of the Company’s stock over the contractual term of 120 months and other factors.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As the Company has never declared dividends, no dividend yield is used in the calculation.  Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions.  There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

During the year ended March 31, 2012, the Compensation Committee of the Board of Directors approved and we issued 40,000 stock options to board members, officers and employees of Mexco exercisable at $6.80 per share.  During the year ended March 31, 2011, the Compensation Committee of the Board of Directors approved and we issued 42,500 stock options to board members, officers and employees of Mexco exercisable at prices ranging from $6.06 to $6.29 per share.  No stock options were granted during the year ended March 31, 2010.  These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2012, 2011 and 2010.  All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2012	2011	2010
Grant-date fair value	$5.69	$5.15	-
Volatility factor	85.92%	82.83%	-
Dividend yield	-	-	-
Risk-free interest rate	1.49%	2.07%	-
Expected term (in years)	7.25	7	-

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the year ended March 31, 2012.  During the year ended March 31, 2011, 1,000 vested stock options expired because they were not exercised prior to the end of their ten-year term and 10,000 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant and the resignation of an employee.  There were no stock options forfeited or expired during the year ended March 31, 2010.

For the year ended March 31, 2012, employees and directors exercised options on a total of 10,000 shares at exercise prices of $4.00 per share.  We received proceeds of $40,000 from these exercises. The total intrinsic value of the exercised options was $38,600.  No tax deduction is recorded when options are awarded.  Mexco issued new shares of common stock to settle these option exercises.  For the years ended March 31, 2011 and 2010, stock options covering 85,250 and 41,250 shares were exercised, respectively, with 29,950 and 4,750 of these exercised options resulted in a disqualifying disposition.  We received proceeds of $533,625 and $259,372 from these option exercises for the years ended March 31, 2011 and 2010, respectively.

The following table is a summary of activity of stock options for the year ended March 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2009	148,750	$6.04	3.04	$813,703
Granted	-	-
Exercised	(41,250)	6.29
Forfeited or Expired	-	-
Outstanding at March 31, 2010	107,500	$5.94	2.51	$237,088
Granted	42,500	6.24
Exercised	(85,250)	6.26
Forfeited or Expired	(11,000)	5.89
Outstanding at March 31, 2011	53,750	$5.69	7.33	$401,200
Granted	40,000	6.80
Exercised	(10,000)	4.00
Forfeited or Expired	-	-
Outstanding at March 31, 2012	83,750	$6.42	8.65	$127,363

Vested at March 31, 2012	13,750	$5.72	6.30	$30,538
Exercisable at March 31, 2012	13,750	$5.72	6.30	$30,538

Other information pertaining to option activity was as follows during the year ended March 31:

	2012	2011	2010
Weighted average grant-date fair value of stock options granted (per share)	$5.69	$5.15	$-
Total fair value of options vested	$59,875	$37,200	$343,663
Total intrinsic value of options exercised	$38,600	$533,831	$130,051

The following table summarizes information about options outstanding at March 31, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$4.00 – 5.24	3,750	$4.35
5.25 – 6.29	40,000	6.23
6.30 – 6.80	40,000	6.80
$4.00 – 6.29	83,750	$6.42	8.65	$127,363

Outstanding options at March 31, 2012 expire between December 2012 and November 2021 and have exercise prices ranging from $4.35 to $6.80.

12.  Related Party Transactions

Related party transactions for the fiscal year ended March 31, 2012 relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the years ended March 31, 2012, 2011 and 2010 were $123,932, $137,652 and $75,178, respectively.

Thomas Craddick is a member of the board of directors and Company employee.  Mr. Craddick invested his personal funds, on the same basis as an unrelated third party investor, in a 5.0% working interest in our well in Ward County, Texas.  Effective January 1, 2010, we purchased Mr. Craddick’s 5.0% working interest in this well for a purchase price of approximately $78,000.  Mr. Craddick maintained a .125% override in this well. Revenues paid to Mr. Craddick from this well were $0, $100 and $3,360 for the years ended March 31, 2012, 2011 and 2010, respectively.

13.  Oil and Gas Reserve Data (Unaudited)

The estimates of our proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC.  The estimates as of March 31, 2012, 2011, and 2010 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.  Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change.

Proved reserves are estimated quantities of oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2009	207,000	9,477,000
Revision of previous estimates	39,000	(575,000)
Purchase of minerals in place	-	5,000
Extensions and discoveries	12,000	44,000
Sales of minerals in place	-	-
Production	(18,000)	(546,000)
As of March 31, 2010	240,000	8,405,000
Revision of previous estimates	22,000	130,000
Purchase of minerals in place	45,000	545,000
Extensions and discoveries	-	136,000
Sales of minerals in place	-	-
Production	(17,000)	(459,000)
As of March 31, 2011	290,000	8,757,000
Revision of previous estimates	33,000	(183,000)
Purchase of minerals in place	19,000	-
Extensions and discoveries	23,000	267,000
Sales of minerals in place	-	-
Production	(19,000)	(396,000)
As of March 31, 2012	346,000	8,445,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.  Proved undeveloped reserves ("PUD") are proved reserves are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2012, 2011 and 2010:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2009	111,691	5,989,498
As of March 31, 2010	141,980	5,017,342
As of March 31, 2011	159,975	4,964,061
As of March 31, 2012	194,619	5,359,665

Proved Undeveloped Reserves:
As of April 1, 2009	95,694	3,487,579
As of March 31, 2010	98,088	3,388,248
As of March 31, 2011	130,187	3,792,974
As of March 31, 2012	151,733	3,085,064

As of March 31, 2012, 2011 and 2010 reserves were computed using the 12-month unweighted average of the first-day-of-the-month prices, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end  2010.

At March 31, 2012, we reported estimated PUDs of 4.0 bcfe, which accounted for 38% of our total estimated proved oil and gas reserves. This figure primarily consists of a projected 18 new wells (2.6 bcfe), 5 of which we operate, and 1 new zone behind pipe from a currently producing wellbore (.4 bcfe) that we also operate.  Our timetable for this well is totally dependent on the life of the currently producing zone.  After the current zone has depleted, we will open the new productive zone. Of the 5 wells we operate (2.1 bcfe), 4 have additional productive zones behind pipe (.6 bcfe).  Also, there is potential to commingle the new zones in the new wells with prior permission from the Railroad Commission.  We drilled 1 operated well during fiscal 2012 and are in the process of completing the well for production.  We project 1 operated well will be drilled in fiscal 2013, 3 wells in fiscal 2014 and 1 well in fiscal 2015.  Regarding the remaining 13 PUD locations operated by others (.6 bcfe), a location is currently being prepared to drill 1 well with plans for 8 wells to follow in 2013 and 4 in 2014.

Included in proved undeveloped reserves at March 31, 2012 are approximately 1.9 bcfe of material reserves which have remained undeveloped for more than five years.  These primarily consist of two drilling locations in an area where we have long-standing operations and these locations are currently held by production from other wells in which Mexco owns.  As of March 31, 2011, these material reserves consisted of three drilling locations projected to be drilled one per year during the fiscal years of 2012, 2013 and 2014.  We drilled 1 of these wells during fiscal 2012 and are in the process of completing the well for production.  Our timetable for the two remaining wells is to drill one during fiscal 2013 and one during fiscal 2014.

The following table discloses our progress toward the conversion of PUDs during fiscal 2012.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(Mcfe)	Development Costs
PUDs, beginning of year	4,574,096	$3,745,830
Revision of previous estimates	(23,894)	1,116,340
Conversions to PD reserves	(974,105)	(871,650)
Additional PUDs added	419,365	317,030
PUDs, end of year	3,995,462	$4,307,550

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2012, 2011 and 2010 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties.  Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop our share of proved undeveloped properties through March 31, 2015 are $4,255,130.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards.

The future net revenue information assumes no escalation of costs or prices, except for oil and natural gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions.  The average prices used for fiscal 2012 were $93.75 per bbl of oil and $3.83 per mcf of natural gas.  The average prices used for fiscal 2011 were $77.27 per bbl of oil and $3.88 per mcf of natural gas.  The average prices used for fiscal 2010 were $66.21 per bbl of oil and $3.77 per mcf of natural gas.

If we had used the March 31, 2010 prices in our fiscal 2010 calculations as in previous years, our total reserves would have decreased 52,000 Mcfe.  This decrease in reserves would have had an effect on our DD&A and net income for the fourth quarter of 2010.  The effect on DD&A was an increase of approximately $5,500 and a decrease in net income of approximately $3,800.

The standardized measure of discounted future net cash flows were computed by applying 12-month average prices for oil and gas (with consideration of price changes only to the extent provided by contractual arrangements in existence at year end) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on the year end statutory tax rates with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10%.

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

The standardized measure of discounted future cash flows at March 31, 2012, 2011 and 2010, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2012	2011	2010
Future cash inflows	$64,783,000	$56,413,000	$47,638,000
Future production costs and taxes	(16,031,000)	(11,086,000)	(10,101,000)
Future development costs	(4,530,000)	(4,029,000)	(3,265,000)
Future income taxes	(9,920,000)	(9,118,000)	(7,439,000)
Future net cash flows	34,302,000	32,180,000	26,833,000
Annual 10% discount for estimated timing of cash flows	(14,946,000)	(14,528,000)	(12,673,000)
Standardized measure of discounted future net cash flows	$19,356,000	$17,652,000	$14,160,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2012	2011	2010
Sales of oil and gas produced, net of production costs	$(2,298,000)	$(2,119,000)	$(2,167,000)
Net changes in price and production costs	(375,000)	1,590,000	4,287,000
Changes in previously estimated development costs	1,353,000	830,000	(35,000)
Revisions of quantity estimates	1,344,000	1,088,000	397,000
Net change due to purchases and sales of minerals in place	390,000	1,976,000	11,000
Extensions and discoveries, less related costs	1,449,000	165,000	345,000
Net change in income taxes	(596,000)	(1,076,000)	(1,085,000)
Accretion of discount	2,265,000	1,809,000	1,435,000
Changes in timing of estimated cash flows and other	(1,828,000)	(771,000)	(536,000)
Changes in standardized measure	1,704,000	3,492,000	2,652,000
Standardized measure, beginning of year	17,652,000	14,160,000	11,508,000
Standardized measure, end of year	$19,356,000	$17,652,000	$14,160,000

14.  Selected Quarterly Financial Data (Unaudited)

	FISCAL 2012
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$753,875	$753,789	$810,655	$905,340
Operating profit (loss)	(1,305)	63,837	111,466	156,680
Net income	95,375	50,961	79,272	104,385
Net income per share – basic	0.04	0.03	0.04	0.05
Net income per share – diluted	0.04	0.03	0.04	0.05

	FISCAL 2011
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$776,469	$752,778	$783,990	$832,010
Operating profit (loss)	88,177	68,100	59,722	(39,898)
Net income (loss)	52,982	26,898	70,040	5,776
Net income (loss) per share – basic	0.03	0.01	0.04	0.00
Net income (loss) per share – diluted	0.03	0.01	0.04	0.00

INDEX TO EXHIBITS

Exhibit
Number

3.1*	Articles of Incorporation

3.2***	Amended Bylaws as amended on September 13, 2011

10.1**	Stock Option Plan

10.2*	Bank Line of Credit

10.3****	2004 Incentive Stock Option Plan

10.4*****	2009 Employee Incentive Stock Plan

14.1******	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Joe C. Neal & Associates, Independent Petroleum Engineer

*	Incorporated by reference to the Company’s Annual Report on Form 10-K dated June 24, 1998.
**	Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***	Filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K dated September 14, 2011.
****	Filed with the Company’s Proxy Statement filed July 9, 2004.
*****	Filed with the Company’s Proxy Statement filed July 16, 2009.
******	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.