Form 10-Q
period 2012-06-30
MEXCO ENERGY CORP
filed 2012-08-09
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 9, 2012 was 2,035,949.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,655	$498,681
Accounts receivable:
Oil and gas sales	277,879	333,191
Trade	12,146	30,404
Prepaid costs and expenses	51,719	16,782
Total current assets	395,399	879,058

Property and equipment, at cost
Oil and gas properties, using the full cost method	32,181,239	31,840,059
Other	81,969	78,520
	32,263,208	31,918,579

Less accumulated depreciation, depletion and amortization	16,454,803	16,223,267
Property and equipment, net	15,808,405	15,695,312
	$16,203,804	$16,574,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$320,276	$402,098

Long-term debt	1,475,000	1,700,000
Asset retirement obligations	638,557	613,279
Deferred income tax liabilities	815,119	884,703

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,099,116 shares issued and 2,035,949 shares outstanding as of June 30, 2012 and March 31, 2012	1,049,558	1,049,558
Additional paid-in capital	6,652,129	6,608,350
Retained earnings	5,578,610	5,641,827
Treasury stock, at cost (63,167 shares)	(325,445)	(325,445)
Total stockholders' equity	12,954,852	12,974,290
	$16,203,804	$16,574,370

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2012	2011

Operating revenues:
Oil and gas	$623,870	$905,340
Other	3,251	3,754
Total operating revenues	627,121	909,094

Operating expenses:
Production	215,850	227,902
Accretion of asset retirement obligations	9,538	9,038
Depreciation, depletion and amortization	231,536	245,174
General and administrative	292,269	270,300
Total operating expenses	749,193	752,414

Operating (loss) profit	(122,072)	156,680

Other income (expense):
Interest income	130	1
Interest expense	(10,859)	(10,919)
Net other expense	(10,729)	(10,918)

(Loss) earnings before provision for income taxes	(132,801)	145,762

Income tax (benefit) expense:
Current	-	71,296
Deferred	(69,584)	(29,919)
	(69,584)	41,377

Net (loss) income	$(63,217)	$104,385

(Loss) earnings per common share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

Weighted average common shares outstanding:
Basic	2,035,949	2,029,949
Diluted	2,035,949	2,046,061

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2012	$1,049,558	$(325,445)	$6,608,350	$5,641,827	$12,974,290
Net loss	-	-	-	(63,217)	(63,217)
Stock based compensation	-	-	43,779	-	43,779
Balance at June 30, 2012	$1,049,558	$(325,445)	$6,652,129	$5,578,610	$12,954,852

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2012		2,099,116
Issued		-
Balance at June 30, 2012		2,099,116

Common stock shares, held in treasury:
Balance at March 31, 2012		(63,167)
Acquisitions		-
Balance at June 30, 2012		(63,167)

Common stock shares, outstanding
at June 30, 2012		2,035,949

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(63,217)	$104,385
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Deferred income tax benefit	(69,584)	(29,919)
Excess tax benefit from share based payment arrangement	-	(71,296)
Stock-based compensation	43,779	27,237
Depreciation, depletion and amortization	231,536	245,174
Accretion of asset retirement obligations	9,538	9,038
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	73,570	(32,484)
Increase in prepaid expenses	(34,937)	(25,603)
Increase in income tax payable	-	71,296
Increase in accounts payable and accrued expenses	63,801	85,324
Net cash provided by operating activities	254,486	383,152

Cash flows from investing activities:
Additions to oil and gas properties	(471,063)	(122,614)
Additions to other property and equipment	(3,449)	-
Proceeds from sale of oil and gas properties and equipment	-	462,608
Net cash (used in) provided by investing activities	(474,512)	339,994

Cash flows from financing activities:
Excess tax benefit from share based payment arrangement	-	71,296
Reduction of long-term debt	(225,000)	(850,000)
Net cash used in financing activities	(225,000)	(778,704)

Net decrease in cash and cash equivalents	(445,026)	(55,558)

Cash and cash equivalents at beginning of period	498,681	179,071

Cash and cash equivalents at end of period	$53,655	$123,513

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,395	$10,539
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$15,740	$3,718

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of its operations and cash flows for the interim periods ended June 30, 2012 and 2011.  The financial statements as of June 30, 2012 and for the three month periods ended June 30, 2012 and 2011 are unaudited.  The consolidated balance sheet as of March 31, 2012 was derived from the audited balance sheet filed in the Company’s 2012 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when the Company’s excess takes of natural gas volumes exceed the Company’s estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced).  The Company does not have any significant gas imbalances.

Recent Accounting Pronouncements.  There were no accounting standards and interpretations issued during the reporting period which were applicable to the Company.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2013:

Carrying amount of asset retirement obligations as of April 1, 2012	$663,279
Liabilities incurred	15,740
Liabilities settled	-
Accretion expense	9,538
Carrying amount of asset retirement obligations as of June 30, 2012	688,557
Less: Current portion	50,000
Non-Current asset retirement obligation	$638,557

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

4. Stock-based Compensation

The Company recognized compensation expense of $43,779 and $27,237 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, respectively.  The total cost related to non-vested awards not yet recognized at June 30, 2012 totals approximately $206,168 which is expected to be recognized over a weighted average of 2.86 years.

The following table is a summary of activity of stock options for the three months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2012	83,750	$6.42	8.65	$127,363
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2012	83,750	$6.42	8.40	$-

Vested at June 30, 2012	13,750	$5.72	6.05	$3,038
Exercisable at June 30, 2012	13,750	$5.72	6.05	$3,038

There were no stock options granted during the quarters ended June 30, 2012 and 2011.

During the three months ended June 30, 2012 and 2011, no stock options were exercised.

The following table summarizes information about options outstanding at June 30, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$4.35 – 5.24	3,750	$4.35
5.25 – 6.29	40,000	6.23
6.30 – 6.80	40,000	6.80
$4.35 – 6.80	83,750	$6.42	8.40	$-

Outstanding options at June 30, 2012 expire between December 2012 and November 2021 and have exercise prices ranging from $4.35 to $6.80.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the three months ended June 30, 2012 or 2011.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s Note 3 on AROs for further discussion. AROs incurred during the quarter ended June 30, 2012 were approximately $15,700.

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

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at June 30, 2012 was $3,425,000.  No principal payments are anticipated to be required through November 30, 2013.

The Agreement was renewed five times with fifth amendment on December 28, 2011, which revised the maturity date to November 30, 2013.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.745% on June 30, 2012.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of June 30, 2012.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.

As of June 30, 2012, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of June 30, 2012 was $1,475,000.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2012:

Principal
Balance at March 31, 2012:	$1,700,000
Borrowings	-
Repayments	(225,000)
Balance at June 30, 2012:	$1,475,000

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

The income tax provision consists of the following for the three months ended June 30, 2012 and 2011:

	2012	2011
Current income tax expense	$—	$71,296
Deferred income tax benefit	(69,584)	(29,919)
Total income tax provision	$(69,584)	$41,377

Effective tax rate	(52%)	28%

As of June 30, 2012, the Company has a statutory depletion carryforward of approximately $4,400,000, which does not expire. At June 30, 2012, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $3,000,000, which will begin expiring in 2021.  The Company’s ability to use some of the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of June 30, 2012, the Company had unrecognized tax benefits of approximately $677,000.

8.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The totals billed to and reimbursed by the stockholder for the quarter ended June 30, 2012 and 2011 were $29,591 and $28,829, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three month periods ended June 30, 2012 and 2011.

	2012	2011
Net income	$(63,217)	$104,385

Shares outstanding:
Weighted average common shares outstanding – basic	2,035,949	2,029,949
Effect of the assumed exercise of dilutive stock options	—	16,112
Weighted average common shares outstanding – dilutive	2,035,949	2,046,061

Earnings per common share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

Due to a net loss for the quarter ended June 30, 2012, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the quarter ended June 30, 2011, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

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

At June 30, 2012, we had working capital of $75,123 compared to working capital of $476,960 at March 31, 2012, a decrease of $401,837 for the reasons set forth below:

For the first three months of fiscal 2013, cash flow from operations was $254,486, a 34% decrease when compared to the corresponding period of fiscal 2012. Cash of $471,063 was used for additions to oil and gas properties and $225,000 for reduction in long term debt. Accordingly, net cash decreased $445,026.

In March 2011, we purchased approximately 10.8% working interest (7.77% net revenue interest) in 160 gross acres containing five (5) wells in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  In March 2012, we purchased an additional working interest in this acreage for an approximate cash purchase price of $275,000.  We now own a total approximate 16.2% working interest (11.66% net revenue interest) in this acreage.  This acreage now contains seven (7) wells operated by Cone and Petree Oil & Gas Exploration, Inc. – four (4) producing oil from the San Andres formation and three (3) producing oil from the Grayburg and San Andres formations at an approximate depth of 5,000 feet.  This property contains an additional eight (8) potential drill sites in the Grayburg and San Andres formations with more dense spacing of approximately 10 acres per well.  In June 2012, we participated in the drilling of another well with an additional five (5) planned to be drilled in fiscal 2013.  Our share of the costs for this well through June 30, 2012 was approximately $75,000.

In June 2011, we received $450,000 in cash from Energen Corporation for the assignment of a five year term leasehold interest in 200 acres at $2,250 per acre.  The assignment covers depths of 7,680’ to 11,500’ feet from the surface.  Mexco retained a royalty of 8.33%.  This interest has potential for oil production from the Avalon and Bone Springs in separate intervals by horizontal drilling above the prolific Vermejo-Fusselman Gas Field of Loving County, Texas.  Energen planned to drill three (3) wells on this acreage during our fiscal 2013, one of which began drilling in April 2012.

During the first quarter of fiscal 2013, we participated in five (5) infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  These wells were drilled to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 138 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these five (5) wells through March 2012 was approximately $32,000.

During the first quarter of fiscal 2012, a joint venture in which we are a working interest partner began drilling the second of two (2) development wells in the Delaware and Bone Spring Sand formations on a 160-acre tract in Eddy County, New Mexico which currently contains four (4) producing wells.  Our share of the costs to drill and complete both of these wells through June 2012 for our approximately 1% working interest was approximately $36,000.

During fiscal 2012, we participated in the drilling of two (2) development wells in the Cotton Valley-Bossier formation in the Teague Field of Freestone County, Texas.  The 680-acre unit, operated by Valence Operating Company, currently contains 2 producing wells.  Mexco’s working interest in this unit is 4.2% (3.7% net revenue interest).  Our share of the costs to drill and complete these wells through June 2012 was approximately $163,000.

Two joint ventures in which we are a working interest partner began drilling three (3) development wells in Lea County, New Mexico.  One well is on a 560-acre tract and is to be completed in the Abo formation.  The other two wells are on a 640-acre tract which contains six wells currently producing and are to be completed in Bone Spring Sand formation.  Our share of the costs to drill and complete these wells through June 2012 for our approximately 1% working interest was approximately $166,000.

We acted as operator and drilled a development well in Pecos County, Texas in which Mexco owns 100% working interest (78.8% net revenue interest).  This well is currently being completed and placed on production.  Our costs to drill this well through June 30, 2012 were approximately $783,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of our common stock.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $72.00 per bbl in October 2011 to a high of $106.25 per bbl in February 2012.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $4.64 per MMBtu in July 2011.  On June 30, 2012 the WTI posted price for crude oil was $81.50 per bbl and the Henry Hub spot price for natural gas was $2.74 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2012:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$1,475,000	$—	$1,475,000	$—

(1)	Does not include estimated interest costs of $40,500 covering the period of less than 1 year and of $121,500 for the period of 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. For the quarter ended June 30, 2012, there was a net loss of $63,217 compared to net income of $104,385 for the quarter ended June 30, 2011.  This was a result of a decrease in operating revenues.

Oil and gas sales.  Revenue from oil and gas sales was $623,870 for the quarter ended June 30, 2012, a 31% decrease from $905,340 for the quarter ended June 30, 2011.  This resulted from a decrease in oil and gas prices and a decrease in gas production partially offset by an increase in oil production.

	2012	2011	% Difference
Oil:
Revenue	$432,804	$443,857	(2.5%)
Volume (bbls)	5,069	4,560	11.2%
Average Price (per bbl)	$85.38	$97.34	(12.3%)

Gas:
Revenue	$191,066	$461,483	(58.6%)
Volume (mcf)	89,049	108,347	(17.8%)
Average Price (per mcf)	$2.15	$4.26	(49.5%)

Production and exploration.  Production costs were $215,850 for the three months ended June 30, 2012, a 5% decrease from $227,902 for the three months ended June 30, 2011.  This was primarily the result of a decrease in production taxes.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $231,536 for the first quarter of fiscal 2013, a 6% decrease from $245,174 for the first quarter of fiscal 2012, primarily due to a decrease in gas production partially offset by an increase in oil production.

General and administrative expenses.  General and administrative expenses were $292,269 for the three months ended June 30, 2012, an 8% increase from $270,300 for the three months ended June 30, 2012.  This was primarily due to an increase in stock option compensation.

Interest expense.  Interest expense was $10,859 for the first quarter of fiscal 2013, a decrease of $60 from $10,919 for the first quarter of fiscal 2012 due to a slight decrease in borrowings.

Income taxes.  There was an income tax benefit of $69,584, or (52%), for the three months ended June 30, 2012 compared to an income tax expense of $41,377, or 28%, for the three months ended June 30, 2011.  This change in our effective tax rate was primarily a result of an increase in statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At June 30, 2012, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At June 30, 2012, we had an outstanding loan balance of $1,475,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $14,750, based on the outstanding balance at June 30, 2012.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At June 30, 2012, our largest credit risk associated with any single purchaser was $69,697 or 25% of our total oil and gas receivable.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At June 30, 2012, our largest credit risk associated with any working interest partner was $2,985 or 25% of our total trade receivable.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2012, our pretax gain would have changed by $5,069.  If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2012, our pretax gain would have changed by $89,049.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f).  Based on such evaluation, such officers concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c.  Issuer Purchases of Equity Securities

On June 29, 2012, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  This program does not have an expiration date.  Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions.  The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions.  Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards.  Repurchases will be funded from cash flow from operations.  The following table details our repurchase of common shares for the three months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1-30, 2012	-	-	-	$250,000
May 1-31, 2012	-	-	-	$250,000
June 1-30, 2012	-	-	-	$250,000

(1)
The program authorizing the use of up to $250,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on June 29, 2012 and does not have an expiration date.

There were no repurchases of our common stock for the treasury account during the three months ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 9, 2012	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2012	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary