Form 10-Q
period 2012-09-30
MEXCO ENERGY CORP
filed 2012-11-13
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 5, 2012 was 2,035,949.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,775	$498,681
Accounts receivable:
Oil and gas sales	353,925	333,191
Trade	24,710	30,404
Prepaid costs and expenses	65,821	16,782
Total current assets	540,231	879,058

Property and equipment, at cost
Oil and gas properties, using the full cost method	32,564,699	31,840,059
Other	92,326	78,520
	32,657,025	31,918,579

Less accumulated depreciation, depletion and amortization	16,714,583	16,223,267
Property and equipment, net	15,942,442	15,695,312
	$16,482,673	$16,574,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$273,586	$402,098

Long-term debt	1,775,000	1,700,000
Asset retirement obligation	650,858	613,279
Deferred income tax liabilities	786,585	884,703

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,099,116 shares issued and 2,035,949 shares outstanding
as of September 30, 2012 and March 31, 2012, respectively	1,049,558	1,049,558
Additional paid-in capital	6,693,158	6,608,350
Retained earnings	5,579,373	5,641,827
Treasury stock, at cost (63,167 shares)	(325,445)	(325,445)
Total stockholders' equity	12,996,644	12,974,290
	$16,482,673	$16,574,370

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating revenue:
Oil and gas	$734,313	$810,655	$1,358,183	$1,715,995
Other	9,288	5,106	12,539	8,860
Total operating revenues	743,601	815,761	1,370,722	1,724,855

Operating expenses:
Production	254,513	236,330	470,363	464,232
Accretion of asset retirement obligation	9,604	8,698	19,142	17,736
Depreciation, depletion, and amortization	259,780	234,006	491,316	479,180
General and administrative	236,708	225,261	528,977	495,561
Total operating expenses	760,605	704,295	1,509,798	1,456,709

Operating (loss) income	(17,004)	111,466	(139,076)	268,146

Other income (expenses):
Interest income	-	92	130	94
Interest expense	(10,767)	(5,961)	(21,626)	(16,881)

Net other expense	(10,767)	(5,869)	(21,496)	(16,787)

(Loss) income before provision for income taxes	(27,771)	105,597	(160,572)	251,359

Income tax expense (benefit):
Current	-	58,442	-	129,738
Deferred	(28,534)	(32,117)	(98,118)	(62,036)
	(28,534)	26,325	(98,118)	67,702

Net income (loss)	$763	$79,272	$(62,454)	$183,657

Earnings per common share:
Basic	$0.00	$0.04	$(0.03)	$0.09
Diluted	$0.00	$0.04	$(0.03)	$0.09

Weighted average common shares outstanding:
Basic	2,035,949	2,029,926	2,035,949	2,029,938
Diluted	2,038,240	2,036,476	2,035,949	2,041,269

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2012	$1,049,558	$(325,445)	$6,608,350	$5,641,827	$12,974,290
Net loss	-	-	-	(63,217)	(63,217)
Stock based compensation	-	-	43,779	-	43,779
Balance at June 30, 2012	$1,049,558	$(325,445)	$6,652,129	$5,578,610	$12,954,852
Net Income	-	-	-	763	763
Stock based compensation	-	-	41,029	-	41,029
Balance at September 30, 2012	$1,049,558	$(325,445)	$6,693,158	$5,579,373	$12,996,644

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2012		2,099,116
Issued		-
Balance at June 30, 2012		2,099,116
Issued		-
Balance at Sept. 30, 2012		2,099,116

Common stock shares, held in treasury:
Balance at March 31, 2012		(63,167)
Acquisitions		-
Balance at June 30, 2012		(63,167)
Acquisitions		-
Balance at Sept. 30, 2012		(63,167)

Common stock shares, outstanding
at September 30, 2012		2,035,949

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(62,454)	$183,657
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(98,118)	(62,036)
Excess tax benefit from share based payment arrangement	-	(129,738)
Stock-based compensation	84,808	49,384
Depreciation, depletion and amortization	491,316	479,180
Accretion of asset retirement obligations	19,142	17,736
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,040)	19,083
Increase in prepaid expenses	(49,039)	(85,464)
Increase in income taxes payable	-	129,738
Increase in accounts payable and accrued expenses	17,675	34,700
Net cash provided by operating activities	388,290	636,240

Cash flows from investing activities:
Additions to oil and gas properties	(852,390)	(291,248)
Additions to other property and equipment	(13,806)	-
Proceeds from sale of oil and gas properties and equipment	-	462,608
Net cash (used in) provided by investing activities	(866,196)	171,360

Cash flows from financing activities:
Acquisition of treasury stock	-	(11,980)
Reduction of long-term debt	(225,000)	(1,025,000)
Proceeds from long-term debt	300,000	-
Excess tax benefit from share based payment arrangement	-	129,738
Net cash provided by (used in) financing activities	75,000	(907,242)

Net decrease in cash and cash equivalents	(402,906)	(99,642)

Cash and cash equivalents at beginning of period	498,681	179,071

Cash and cash equivalents at end of period	$95,775	$79,429

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,839	$17,492
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$18,437	$5,156

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations and cash flows for the interim periods ended September 30, 2012 and 2011.  The financial statements as of September 30, 2012 and for the three and six month periods ended September 30, 2012 and 2011 are unaudited.  The consolidated balance sheet as of March 31, 2012 was derived from the audited balance sheet filed in the Company’s 2012 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2013:

Carrying amount of asset retirement obligations as of April 1, 2012	$663,279
Liabilities incurred	18,437
Liabilities settled	-
Accretion expense	19,142
Carrying amount of asset retirement obligations as of September 30, 2012	700,858
Less: Current portion	50,000
Non-Current asset retirement obligation	$650,858

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

4.  Stock-based Compensation

The Company recognized compensation expense of $41,029 and $22,147 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, respectively.  Compensation expense recognized for the six months ended September 30, 2012 and 2011 was $84,808 and $49,384, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2012 totals approximately $165,139 which is expected to be recognized over a weighted average of 2.73 years.

The following table is a summary of activity of stock options for the six months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2012	83,750	$6.42	8.65	$127,363
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2012	83,750	$6.42	8.15	$19,325

Vested at September 30, 2012	23,750	$5.94	6.69	$16,975
Exercisable at September 30, 2012	23,750	$5.94	6.69	$16,975

During the six months ended September 30, 2012 and 2011, no stock options were exercised or granted.

The following table summarizes information about options outstanding at September 30, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$4.35 – 5.24	3,750	$4.35
5.25 – 6.29	40,000	6.23
6.30 – 6.80	40,000	6.80
$4.35 – 6.80	83,750	$6.42	8.15	$19,325

Outstanding options at September 30, 2012 expire between December 2012 and November 2021 and have exercise prices ranging from $4.35 to $6.80.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the six months ended September 30, 2012 or 2011.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the six months ended September 30, 2012 were approximately $18,000.

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

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at September 30, 2012 was $3,125,000.  No principal payments are anticipated to be required through November 30, 2014.

The Agreement was renewed six times with the sixth amendment on October 22, 2012, which revised the maturity date to November 30, 2014.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.72% on September 30, 2012.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of September 30, 2012.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

As of September 30, 2012, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of September 30, 2012 was $1,775,000.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2012:

Principal
Balance at March 31, 2012:	$1,700,000
Borrowings	300,000
Repayments	(225,000)
Balance at September 30, 2012:	$1,775,000

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

The income tax provision consists of the following for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
Current income tax expense	$—	$58,442	$—	$129,738
Deferred income tax benefit	(28,534)	(32,117)	(98,118)	(62,036)
Total income tax provision:	$(28,534)	$26,325	$(98,118)	$67,702

Effective tax rate	(103%)	25%	(61%)	27%

As of September 30, 2012, the Company has a statutory depletion carryforward of approximately $4,500,000, which does not expire.  At September 30, 2012, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $3,100,000, which will begin expiring in 2021.  The Company’s ability to use the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code. This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of September 30, 2012, the Company had unrecognized tax benefits of approximately $677,000.

8.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the six months ended September 30, 2012 and 2011 was $70,599 and $54,919, respectively.

9.  Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three and six month periods ended September 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income (loss)	$763	$79,272	$(62,454)	$183,657

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,035,949	2,029,926	2,035,949	2,029,938
Effect of the assumed exercise of dilutive stock options	2,291	6,550	-	11,331
Weighted avg. common shares outstanding – dilutive	2,038,240	2,036,476	2,035,949	2,041,269

Earnings (loss) per common share:
Basic	$0.00	$0.04	$(0.03)	$0.09
Diluted	$0.00	$0.04	$(0.03)	$0.09

For the three months ended September 30, 2012, 70,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share.  Anti-dilutive stock options have a weighted average exercise price of $6.55 at September 30, 2012. Due to a net loss for the six months ended September 30, 2012, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three and six month periods ending September 30, 2011, 30,000 options were excluded from the diluted net income per share calculations.  Anti-dilutive stock options have a weighted average exercise price of $6.29 at September 30, 2011.

10.  Subsequent Events

On October 1, 2012, the Company sold all of its 31.25% working interest in the Brown #1 SWD wellbore in Ward County, Texas for $46,875.

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

At September 30, 2012, we had working capital of $266,645 compared to working capital of $476,960 at March 31, 2012, a decrease of $210,315.  This was mainly as a result of a decrease in cash and cash equivalents partially offset by a decrease in accounts payable and accrued expenses.

For the first six months of fiscal 2013, cash flow from operations was $388,290, a 39% decrease when compared to the corresponding period of fiscal 2012 and cash of $852,390 was used for additions to oil and gas properties. Accordingly, net cash decreased $402,906.

In March 2011, we purchased approximately 10.8% working interest (7.77% net revenue interest) in 160 gross acres containing five (5) wells in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  In March 2012, we purchased an additional working interest in this acreage for an approximate cash purchase price of $275,000.  We now own an approximate 16.2% working interest (11.66% net revenue interest).  Two (2) additional wells were drilled during fiscal 2012 and another during the first quarter of fiscal 2013. Our share of the costs for this last well through September 30, 2012 was approximately $111,000.  This acreage now contains eight (8) wells operated by Cone and Petree Oil & Gas Exploration, Inc. – four (4) producing oil from the San Andres formation and four (4) producing oil from the Grayburg and San Andres formations at an approximate depth of 5,000 feet.  This property contains an additional eight (8) potential drill sites in the Grayburg and San Andres formations with five (5) planned to be drilled in fiscal 2013.

In June 2011, we received $450,000 in cash from Energen Corporation for the assignment of a five year term leasehold interest in 200 acres at $2,250 per acre.  The assignment covers depths of 7,680’ to 11,500’ feet from the surface.  Mexco retained a royalty of 8.33%.  This interest has potential for oil production from the Avalon and Bone Springs in separate intervals by horizontal drilling above the prolific Vermejo-Fusselman Gas Field of Loving County, Texas.  Energen plans to drill three (3) wells on this acreage during our fiscal 2013, one of which has been completed and began testing in August 2012.

During the first six months of fiscal 2013, we participated in 13 infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  These wells were drilled to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 146 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these 13 wells through September 30, 2012 was approximately $51,000.

During the first quarter of fiscal 2012, a joint venture in which we are a working interest partner began drilling the second of two (2) development wells in the Delaware and Bone Spring Sand formations on a 160-acre tract in Eddy County, New Mexico which currently contains four (4) producing wells.  Our share of the costs to drill and complete both of these wells through September 2012 for our approximate 1% working interest was approximately $47,000.

In March 2012, we participated in the drilling of two (2) approximately 12,600’ development wells in the Cotton Valley-Bossier formation in the Teague Field of Freestone County, Texas.  These wells have been completed and began producing in July 2012.  The 680-acre unit, operated by Valence Operating Company, now contains 4 producing wells.  Mexco’s working interest in this unit is 4.2% (3.7% net revenue interest).  Our share of the costs to drill and complete these wells through September 30, 2012 was approximately $199,000.

Two joint ventures in which we are a working interest partner began drilling one (1) vertical and two (2) horizontal development wells in Lea County, New Mexico.  One horizontal well is on a 560-acre tract and is to be completed in the Abo formation.  The other two wells are on a 640-acre tract which contains six wells currently producing and are to be completed in Bone Spring Sand formation.  Our share of the costs to drill and complete these wells through September 30, 2012 for our approximate 1% working interest was approximately $198,000.

We acted as operator and drilled a development well in Pecos County, Texas in which Mexco owns 100% working interest (78.8% net revenue interest).  This well is currently being completed and tested.  Our costs to drill and complete this well through September 30, 2012 were approximately $1,029,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of our common stock.

On June 29, 2012, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  During the six months ended September 30, 2012, there were no shares repurchased for the treasury account.  During the six months ended September 30, 2011, we repurchased 2,000 shares for the treasury at an aggregate cost of $11,980.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $72.00 per bbl in October 2011 to a high of $106.25 per bbl in February 2012.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $3.72 per MMBtu in October 2011.  On September 30, 2012 the WTI posted price for crude oil was $88.75 per bbl and the Henry Hub spot price for natural gas was $3.08 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the current fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2012:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$1,775,000	$—	$1,775,000	$—

(1)	Does not include estimated interest costs of $48,000 covering the period of less than 1 year and of $145,000 for the period of 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.  Net income was $763 for the quarter ended September 30, 2012 compared to $79,272 for the quarter ended September 30, 2011.  This was a result of a decrease in operating revenues and an increase in operating expenses partially offset by a decrease in tax expense.

Oil and gas sales.  Revenue from oil and gas sales was $734,313 for the second quarter of fiscal 2013, a 9% decrease from $810,655 for the same period of fiscal 2012.  This resulted from a decrease in gas price partially offset by an increase in oil price and production.

	2012	2011	% Difference
Oil:
Revenue	$465,783	$419,128	11.1%
Volume (bbls)	5,356	4,923	8.8%
Average Price (per bbl)	$86.97	$85.14	2.1%

Gas:
Revenue	$268,530	$391,527	(31.4%)
Volume (mcf)	101,456	101,106	0.3%
Average Price (per mcf)	$2.65	$3.87	(31.5%)

Production and exploration.  Production costs were $254,513 for the second quarter of fiscal 2013, an 8% increase from $236,330 for the same period of fiscal 2012.  This was primarily the result of repairs on our El Cinco operated wells in Pecos County, Texas during the second quarter of fiscal 2013.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $259,780 for the second quarter of fiscal 2013, an 11% increase from $234,006 for the same period of fiscal 2012, primarily due to an increase in oil and gas production and an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses were $236,708 for the second quarter of fiscal 2013, a 5% increase from $225,261 for the same period of fiscal 2012.  This was primarily due to an increase in stock option compensation expense.

Interest expense.  Interest expense was $10,767 for the second quarter of fiscal 2013, an 81% increase from $5,961 for the same period of fiscal 2012, due to an increase in borrowings.

Income taxes.  There was an income tax benefit of $28,534, or (103%), for the three months ended September 30, 2012 compared to an income tax expense of $26,325, or 25%, for the three months ended September 30, 2011. This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward.

Results of Operations – Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011.  For the six months ended September 30, 2012, there was a net loss of $62,454 compared to net income of $183,657 for the six months ended September 30, 2011.  This was a result of a decrease in operating revenues.

Oil and gas sales.  Revenue from oil and gas sales was $1,358,183 for the six months ended September 30, 2012, a 21% decrease from $1,715,995 for the same period of fiscal 2012.  This resulted from an increase in oil production partially offset by a decrease in gas production and a decrease in oil and gas prices.

	2012	2011	% Difference
Oil:
Revenue	$898,588	$862,985	4.1%
Volume (bbls)	10,425	9,483	9.9%
Average Price (per bbl)	$86.20	$91.00	(5.3%)

Gas:
Revenue	$459,595	$853,010	(46.1%)
Volume (mcf)	190,506	209,453	(9.0%)
Average Price (per mcf)	$2.41	$4.07	(40.8%)

Production and exploration.  Production costs were $470,363 for the six months ended September 30, 2012, a 1% increase from $464,232 for the six months ended September 30, 2011.  This was primarily the result of repairs on our El Cinco operated wells in Pecos County, Texas during the first six months of fiscal 2013.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $491,316 for the six months ended September 30, 2012, a 3% increase from $479,180 for the six months ended September 30, 2011, primarily due to an increase in the full cost pool amortization base partially offset by a slight decrease in gas production.

General and administrative expenses.  General and administrative expenses were $528,977 for the six months ended September 30, 2012, a 7% increase from $495,561 for the six months ended September 30, 2011.  This was primarily due to an increase in stock option compensation.

Interest expense.  Interest expense was $21,626 for the six months ended September 30, 2012, a 28% increase from $16,881 for the same period fiscal 2012 due to an increase in borrowings.

Income taxes.  There was an income tax benefit of $98,118, or (61%), for the six months ended September 30, 2012 compared to an income tax expense of $67,702, or 27%, for the six months ended September 30, 2011. This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At September 30, 2012, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At September 30, 2012, we had an outstanding loan balance of $1,775,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $17,750 based on the outstanding balance at September 30, 2012.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At September 30, 2012, our largest credit risk associated with any single purchaser was $88,516 or 25% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At September 30, 2012, our largest credit risk associated with any working interest partner was $7,766 or 31% of our total trade receivable.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2013, our net income would have changed by $10,425.  If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2013, our net income would have changed by $190,506.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 13, 2012	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 13, 2012	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary