Form 10-Q
period 2012-12-31
MEXCO ENERGY CORP
filed 2013-02-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 14, 2013 was 2,039,699.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$105,175	$498,681
Accounts receivable:
Oil and gas sales	512,496	333,191
Trade	18,783	30,404
Prepaid costs and expenses	88,967	16,782
Total current assets	725,421	879,058

Property and equipment, at cost
Oil and gas properties, using the full cost method	33,838,836	31,840,059
Other	92,326	78,520
	33,931,162	31,918,579

Less accumulated depreciation, depletion and amortization	16,998,081	16,223,267
Property and equipment, net	16,933,081	15,695,312
	$17,658,502	$16,574,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$274,267	$402,098

Long-term debt	2,900,000	1,700,000
Asset retirement obligations	745,544	613,279
Deferred income tax liabilities	734,620	884,703

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,102,866 and 2,099,116 shares issued; 2,039,699 and 2,035,949 shares outstanding as of
December 31, 2012 and March 31, 2012, respectively	1,051,433	1,049,558
Additional paid-in capital	6,738,290	6,608,350
Retained earnings	5,539,793	5,641,827
Treasury stock, at cost - 63,167 shares as of
December 31, 2012 and March 31, 2012	(325,445)	(325,445)
Total stockholders' equity	13,004,071	12,974,290
	$17,658,502	$16,574,370

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2012	2011	2012	2011
Operating revenue:
Oil and gas	$781,426	$753,789	$2,139,609	$2,469,784
Other	9,178	3,771	21,717	12,631
Total operating revenues	790,604	757,560	2,161,326	2,482,415

Operating expenses:
Production	325,712	233,317	796,074	697,548
Accretion of asset retirement obligation	9,680	9,297	28,822	27,033
Depreciation, depletion, and amortization	283,498	223,181	774,814	702,362
General and administrative	250,183	227,928	779,161	723,489
Total operating expenses	869,073	693,723	2,378,871	2,150,432

Operating (loss) income	(78,469)	63,837	(217,545)	331,983

Other income (expenses):
Interest income	2	47	132	141
Interest expense	(13,078)	(5,854)	(34,704)	(22,735)
Net other expense	(13,076)	(5,807)	(34,572)	(22,594)

(Loss) income before provision for income taxes	(91,545)	58,030	(252,117)	309,389

Income tax (benefit) expense:
Current	-	(4,858)	-	124,880
Deferred	(51,965)	11,927	(150,083)	(50,109)
	(51,965)	7,069	(150,083)	74,771

Net (loss) income	$(39,580)	$50,961	$(102,034)	$234,618

(Loss) earnings per common share:
Basic	$(0.02)	$0.03	$(0.05)	$0.12
Diluted	$(0.02)	$0.03	$(0.05)	$0.12

Weighted average common shares outstanding:
Basic	2,036,938	2,026,011	2,036,277	2,028,626
Diluted	2,036,938	2,031,453	2,036,277	2,037,994

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2012	$1,049,558	$(325,445)	$6,608,350	$5,641,827	$12,974,290
Net loss	-	-	-	(63,217)	(63,217)
Stock based compensation	-	-	43,779	-	43,779
Balance at June 30, 2012	$1,049,558	$(325,445)	$6,652,129	$5,578,610	$12,954,852
Net income	-	-	-	763	763
Stock based compensation	-	-	41,029	-	41,029
Balance at September 30, 2012	$1,049,558	$(325,445)	$6,693,158	$5,579,373	$12,996,644
Net loss	-	-	-	(39,580)	(39,580)
Issuance of stock through
options exercised	1,875	-	14,438	-	16,313
Stock based compensation	-	-	30,694	-	30,694
Balance at December 31, 2012	$1,051,433	$(325,445)	$6,738,290	$5,539,793	$13,004,071

SHARE ACTIVITY
Common stock shares, issued:
Balance at March 31, 2012		2,099,116
Issued		-
Balance at June 30, 2012		2,099,116
Issued		-
Balance at Sept. 30, 2012		2,099,116
Issued		3,750
Balance at Dec. 31, 2012		2,102,866

Common stock shares, held in treasury:
Balance at March 31, 2012		(63,167)
Acquisitions		-
Balance at June 30, 2012		(63,167)
Acquisitions		-
Balance at Sept. 30, 2012		(63,167)
Acquisitions		-
Balance at Dec. 31, 2012		(63,167)

Common stock shares, outstanding
at December 31, 2012		2,039,699

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(102,034)	$234,618
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax benefit	(150,083)	(50,109)
Excess tax benefit from share based payment arrangement	-	(124,880)
Stock-based compensation	115,502	76,761
Depreciation, depletion and amortization	774,814	702,362
Accretion of asset retirement obligations	28,822	27,033
Other	(1,466)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(95,338)	19,180
(Increase) decrease in prepaid expenses	(72,185)	3,151
Increase (decrease) in income taxes payable	-	124,880
Increase (decrease) in accounts payable and accrued expenses	5,327	(12,164)
Net cash provided by operating activities	503,359	1,000,832

Cash flows from investing activities:
Additions to oil and gas properties	(1,018,346)	(627,562)
Acquisition of business	(1,150,000)	-
Additions to other property and equipment	(13,806)	-
Proceeds from sale of oil and gas properties and equipment	68,974	470,729
Net cash used in investing activities	(2,113,178)	(156,833)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,313	-
Acquisition of treasury stock	-	(22,780)
Reduction of long-term debt	(250,000)	(1,050,000)
Proceeds from long-term debt	1,450,000	-
Excess tax benefit from share based payment arrangement	-	124,880
Net cash provided by (used in) by financing activities	1,216,313	(947,900)

Net decrease in cash and cash equivalents	(393,506)	(103,901)

Cash and cash equivalents at beginning of period	498,681	179,071

Cash and cash equivalents at end of period	$105,175	$75,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,752	$23,371
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Asset retirement obligations	$23,130	$11,648
Acquisition of TBO Oil & Gas, LLC resulting in the assumption of liabilities as follows:
Fair value of assets	$1,277,106	$—
Cash paid	1,150,000	-
Liabilities assumed	$127,106	$—

The accompanying notes are an integral part of the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”).  Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in twelve states.  Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

On December 31, 2012, Mexco Energy Corporation acquired all of the outstanding ownership interests of TBO Oil & Gas, LLC, a Texas limited liability company which owns non-operated working interests in over 280 wells producing primarily oil.

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the interim periods ended December 31, 2012 and 2011.  The financial statements as of December 31, 2012 and for the three and nine month periods ended December 31, 2012 and 2011 are unaudited.  The consolidated balance sheet as of March 31, 2012 was derived from the audited balance sheet filed in the Company’s 2012 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

3.  Business Combinations and Property Acquisitions

On December 31, 2012, the Company purchased all of the outstanding ownership interests of TBO Oil & Gas, LLC (“TBO”), a Texas limited liability company which owns non-operated working interests in approximately 280 wells producing primarily oil, expanding the Company’s revenues.  The cash purchase price of $1,150,000 was funded from our $4.9 million bank credit facility.  The Company’s results of operations for the three and nine months periods for 2012 and 2011 do not include any revenues or costs from TBO.

The purchase price was allocated to the assets acquired and liabilities assumed at estimated fair values as follows:

Proved oil and gas properties	$1,204,760
Accounts receivable	72,346
Total assets acquired	1,277,106

Accounts payable	(46,346)
Asset retirement obligations assumed	(80,760)
Net purchase price	$1,150,000

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2013:

Carrying amount of asset retirement obligations as of April 1, 2012	$663,279
Liabilities incurred	103,890
Liabilities settled	(447)
Accretion expense	28,822
Carrying amount of asset retirement obligations as of December 31, 2012	795,544
Less: Current portion	50,000
Non-Current asset retirement obligation	$745,544

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

5.  Stock-based Compensation

The Company recognized compensation expense of $30,694 and $27,377 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, respectively.  Compensation expense recognized for the nine months ended December 31, 2012 and 2011 was $115,502 and $76,761, respectively.  The total cost related to non-vested awards not yet recognized at December 31, 2012 totals approximately $134,445 which is expected to be recognized over a weighted average of 2.39 years.

The following table is a summary of activity of stock options for the nine months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2012	83,750	$6.42	8.65	$127,363
Granted	-	-
Exercised	3,750	4.35
Forfeited or Expired	-	-
Outstanding at December 31, 2012	80,000	$6.52	8.27	$—

Vested at December 30, 2012	30,000	$6.42	8.07	$550
Exercisable at December 30, 2012	30,000	$6.42	8.07	$550

During the nine months ended December 31, 2012, stock options covering 3,750 shares were exercised with a total intrinsic value of $3,138.  The Company received proceeds of $16,313 from these exercises.  During the nine months ended December 31, 2011, no stock options were exercised.

During the nine months ended December 31, 2012, no stock options were granted.  During the nine months ended December 31, 2011, stock options covering 40,000 shares were granted.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2012 and 2011.  All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2012	2011
Grant-date fair value	-	$5.69
Volatility factor	-	85.92%
Dividend yield	-	-
Risk-free interest rate	-	1.49%
Expected term (in years)	-	7.25

The following table summarizes information about options outstanding at December 31, 2012:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$6.06 – 6.29	40,000	$6.23
6.30 – 6.80	40,000	6.80
$5.25 – 6.80	80,000	$6.52	8.27	$—

Outstanding options at December 31, 2012 expire between August 2020 and November 2021 and have exercise prices ranging from $6.06 to $6.80.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the nine months ended December 31, 2012 or 2011.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the nine months ended December 31, 2012 were approximately $104,000, of which approximately $80,000 were acquired through the business acquisition.

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

7.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually,  currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of two of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at December 31, 2012 was $2,000,000.  No principal payments are anticipated to be required through November 30, 2014.

The Agreement was renewed six times with the sixth amendment on October 22, 2012, which revised the maturity date to November 30, 2014.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.712% on December 31, 2012.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of December 31, 2012.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

As of December 31, 2012, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of December 31, 2012 was $2,900,000 and as of February 14, 2013 was $2,825,000.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the nine months ended December 31, 2012:

Principal
Balance at March 31, 2012:	$1,700,000
Borrowings	1,450,000
Repayments	(250,000)
Balance at December 31, 2012:	$2,900,000

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

The income tax provision consists of the following for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2012	2011	2012	2011
Current income tax (benefit) expense	$—	$(4,858)	$—	$124,880
Deferred income tax (benefit) expense	(51,965)	11,927	(150,083)	(50,109)
Total income tax provision:	$(51,965)	$7,069	$(150,083)	$74,771

Effective tax rate	(57%)	12%	(60%)	24%

The Company’s effective tax rate differs from the statutory rate primarily due to an increase in statutory depletion carryforward.

As of December 31, 2012, the Company has a statutory depletion carryforward of approximately $4,600,000, which does not expire. At December 31, 2012, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $3,200,000, which will begin expiring in 2021. The Company’s ability to use the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. As of December 31, 2012, the Company had unrecognized tax benefits of approximately $677,000.

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2012 and 2011 was $112,359 and $94,691, respectively.

10.  Income Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three and nine month periods ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2012	2011	2012	2011
Net (loss) income	$(39,580)	$50,961	$(102,034)	$234,618

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,036,938	2,026,011	2,036,277	2,028,626
Effect of the assumed exercise of dilutive stock options	-	5,442	-	9,368
Weighted avg. common shares outstanding – dilutive	2,036,938	2,031,453	2,036,277	2,037,994

(Loss) earnings per common share:
Basic	$(0.02)	$0.03	$(0.05)	$0.12
Diluted	$(0.02)	$0.03	$(0.05)	$0.12

Due to a net loss for the three and nine months ended December 31, 2012, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the three and nine months ended December 31, 2011, 70,000 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.58 at December 31, 2011.

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

For the first nine months of fiscal 2013, cash flow from operations was $503,359, a 50% decrease when compared to the corresponding period of fiscal 2012.  Cash of $949,372 was used for additions to oil and gas properties, $1,150,000 was used for the acquisition of a subsidiary and net proceeds from long term debt was $1,200,000.  Accordingly, net cash decreased $393,506.

On December 31, 2012, the Company purchased all of the outstanding ownership interests of TBO Oil & Gas, LLC (“TBO”), a Texas limited liability company which owns non-operated working interests producing primarily oil.  The cash purchase price of $1,150,000 was funded from our $4.9 million bank credit facility.  These interests cover approximately 280 wells located in 16 counties in Texas, New Mexico and North Dakota.

On October 1, 2012, the Company sold all of its 31.25% working interest in the Brown #1 SWD wellbore in Ward County, Texas for approximately $47,000.
The Company also sold its interest in non-producing acreage in Culverson County, Texas and Richland County, Montana for approximately $15,000.

In March 2011, we purchased approximately 10.8% working interest (7.77% net revenue interest) in 160 gross acres containing five (5) wells in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  In March 2012, we purchased an additional working interest in this acreage for an approximate cash purchase price of $275,000.  We now own an approximate 16.2% working interest (11.66% net revenue interest).  Two (2) additional wells were drilled during fiscal 2012 and another during the first quarter of fiscal 2013.  Our share of the costs for this last well through December 31, 2012 was approximately $111,000.  This acreage now contains eight (8) wells operated by Cone and Petree Oil & Gas Exploration, Inc. – four (4) producing oil from the San Andres formation and four (4) producing oil from the Grayburg and San Andres formations at an approximate depth of 5,000 feet.  This property contains an additional eight (8) potential drill sites in the Grayburg and San Andres formations with five (5) planned to be drilled in fiscal 2013.

During the first nine months of fiscal 2013, we participated in 22 infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  These wells were drilled to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 155 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these 22 wells through December 31, 2012 was approximately $83,000.

During the first quarter of fiscal 2012, a joint venture in which we are a working interest partner began drilling the second of two (2) development wells in the Delaware and Bone Spring Sand formations on a 160-acre tract in Eddy County, New Mexico which currently contains four (4) producing wells.  Our share of the costs to drill and complete both of these wells through December 2012 for our approximate 1% working interest was approximately $47,000.

In March 2012, we participated in the drilling of two (2) approximately 12,600’ development wells in the Cotton Valley-Bossier formation in the Teague Field of Freestone County, Texas.  These wells have been completed and began producing in July 2012.  The 680-acre unit, operated by Valence Operating Company, now contains 4 producing wells. Mexco’s working interest in this unit is 4.2% (3.7% net revenue interest).  Our share of the costs to drill and complete these wells through December 31, 2012 was approximately $200,000.

Three joint ventures in which we are a working interest partner began drilling one (1) vertical and three (3) horizontal development wells in Lea County, New Mexico.  One horizontal well is on a 560-acre tract and is to be completed in the Abo formation.  Another horizontal well is to be completed in the Brushy Canyon formation. The other two wells are on a 640-acre tract which contains six wells currently producing and are to be completed in Bone Spring Sand formation.  Our share of the costs to drill and complete these wells through December 31, 2012 for our approximate 1% working interest was approximately $222,000.

We acted as operator and drilled a development well in Pecos County, Texas in which Mexco owns 100% working interest (78.8% net revenue interest).  This well is currently being completed and tested.  Our costs to drill and complete this well through December 31, 2012 were approximately $1,055,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of Mexco common stock.

On June 29, 2012, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  During the nine months ended December 31, 2012, there were no shares repurchased for the treasury account.  During the nine months ended December 31, 2011, we repurchased 4,000 shares for the treasury at an aggregate cost of $22,780.

At December 31, 2012, we had working capital of approximately $451,154 compared to working capital of $476,960 at March 31, 2012, a decrease of $25,806.  This was mainly as a result of a decrease in cash and cash equivalents partially offset by an increase in oil and gas receivables, an increase in prepaid costs and expenses and a decrease in accounts payable and accrued expenses.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $74.25 per bbl in June 2012 to a high of $105.25 per bbl in March 2012.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $3.77 per MMBtu in November 2012.  On December 30, 2012 the WTI posted price for crude oil was $88.50 per bbl and the Henry Hub spot price for natural gas was $3.43 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2012:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$2,900,000	$—	$2,900,000	$—

(1)	Does not include estimated interest of $79,000 less than 1 year and $236,000 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended December 31, 2012 and 2011. For the quarter ended December 31, 2012, there was a net loss of $39,580 compared to net income of $50,961 for the quarter ended December 31, 2011.  This decrease was a result of an increase in production costs and DD&A partially offset by a 9.5% increase in oil revenues.

Oil and gas sales.  Revenue from oil and gas sales was $781,426 for the third quarter of fiscal 2013, a 3% increase from $753,789 for the same period of fiscal 2012. This resulted from an increase in oil and gas production partially offset by a decrease in oil and gas price.

	2012	2011	% Difference
Oil:
Revenue	$474,194	$432,968	9.5%
Volume (bbls)	5,827	4,727	23.3%
Average Price (per bbl)	$81.38	$91.59	(11.1%)

Gas:
Revenue	$307,232	$320,821	(4.2%)
Volume (mcf)	104,951	95,308	10.1
Average Price (per mcf)	$2.93	$3.37	(13.1%)

Production and exploration.  Production costs were $325,712 for the third quarter of fiscal 2013, a 40% increase from $233,317 for the same period of fiscal 2012. This was primarily the result of repairs on our operated well in Pecos County, Texas.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $283,498 for the third quarter of fiscal 2013, a 27% decrease from $223,181 for the same period of fiscal 2012, due to an increase in oil and gas production and an increase to the full cost amortization base.

General and administrative expenses.  General and administrative expenses were $250,183 for the third quarter of fiscal 2013, a 10% increase from $227,928 for the same period of fiscal 2012.  This was primarily due to an increase in salaries and accounting fees.

Interest expense. Interest expense was $13,078 for the third quarter of fiscal 2013, a 123% increase from $5,854 for the same period of fiscal 2012, due to an increase in borrowings.

Income taxes. There was an income tax benefit of $51,965, or (57%), for the quarter ended December 31, 2012 compared to an income tax income tax expense of $7,069, or 12%, for the quarter ended December 31, 2011.  This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward.

Results of Operations – Nine Months Ended December 31, 2012 and 2011.  For the nine months ended December 31, 2012, there was a net loss of $102,034 compared to net income of $234,618 for the nine months ended December 31, 2011.  This was a result of a decrease in operating revenues.

Oil and gas sales.  Revenue from oil and gas sales was $2,139,609 for the nine months ended December 31, 2012, a 13% decrease from $2,469,784 for the same period of fiscal 2012.  This resulted from a decrease in oil and gas price and a decrease in gas production partially offset by an increase in oil production.

	2012	2011	% Difference
Oil:
Revenue	$1,372,782	$1,295,952	5.9%
Volume (bbls)	16,252	14,211	14.4%
Average Price (per bbl)	$84.47	$91.19	(7.4%)

Gas:
Revenue	$766,827	$1,173,832	(34.7%)
Volume (mcf)	295,457	304,761	(3.1%)
Average Price (per mcf)	$2.60	$3.85	(32.5%)

Production and exploration.  Production costs were $796,074 for the nine months ended December 31, 2012, a 14% increase from $697,548 for the nine months ended December 31, 2011.  This was primarily the result of repairs on our El Cinco operated wells in Pecos County, Texas during the nine months of fiscal 2013.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $774,814 for the nine months ended December 31, 2012, a 10% increase from $702,362 for the nine months ended December 31, 2011.  This was due to an increase in oil production and an increase in the full cost pool amortization base partially offset by a slight decrease in gas production.

General and administrative expenses.  General and administrative expenses were $779,161 for the nine months ended December 31, 2012, an 8% increase from $723,489 for the nine months ended December 31, 2011. This was due to an increase in stock option compensation expense.

Interest expense. Interest expense was $34,704 for the nine months ended December 31, 2012, a 53% increase from $22,735 for the nine months ended December 31, 2011 due to an increase in borrowings.

Income taxes. There was an income tax benefit of $150,083, or (60%), for the nine months ended December 31, 2012 compared to an income tax expense of $74,771, or 24%, for the nine months ended December 31, 2011.  This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.  At December 31, 2012, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

Interest Rate Risk.  At December 31, 2012, we had an outstanding loan balance of $2,900,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $29,000 based on the outstanding balance at December 31, 2012.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations.  Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At December 31, 2012, our largest credit risk associated with any single purchaser was $57,780 or 11% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At December 31, 2012, our largest credit risk associated with any working interest partner was $3,345 or 18% of our total trade receivables.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2013, our net income would have changed by $16,252.  If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2013, our net income would have changed by $295,457.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on such evaluation, such officers concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 14, 2013	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 14, 2013	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary