Form 10-K
period 2013-03-31
MEXCO ENERGY CORP
filed 2013-07-01
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-6694

MEXCO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 W. Texas Avenue, Suite 1101	79701
Midland, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (432) 682-1119

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.50 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2012 (the last business day of the Registrant’s most recently completed second quarter) was $6,062,046 based on Mexco Energy Corporation’s closing common stock price of $6.65 per share on that date as reported by the NYSE MKT.

There were 2,036,866 shares of the registrant’s common stock outstanding as of July 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be held on September 10, 2013, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2013, the end of the fiscal year covered by this report.

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

ITEM 1.  BUSINESS

General

Mexco Energy Corporation, a Colorado corporation, is an independent oil and gas company engaged in the exploration, development and production of natural gas and crude oil properties located in the United States.  Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980.  At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company's common stock.

On December 31, 2012, Mexco acquired all of the outstanding ownership interests of TBO Oil & Gas, LLC, a Texas limited liability company which owns non-operated working interests producing primarily oil.

In September 2010, Mexco acquired all of the issued and outstanding stock of Southwest Texas Disposal Corporation, a Texas corporation which owns royalties producing primarily natural gas.

On February 25, 1997, Mexco acquired all of the issued and outstanding stock of Forman Energy Corporation, a New York corporation also engaged in oil and gas exploration and development.

Our total estimated proved reserves at March 31, 2013 were approximately 7.844 billion cubic feet (“Bcf”) of natural gas and 366,000 barrels (“bbls”) of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $18.0 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below.  During fiscal 2013, we added proved reserves of 348,000 thousand cubic feet equivalent (“Mcfe”) through extensions and discoveries, added 359,000 Mcfe through acquisitions and had downward revisions of previous estimates of 649,000 Mcfe.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We have focused primarily on acquiring natural gas reserves until 2011 when we changed our focus to oil.  We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production.  Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations.  Competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks.  We actively search for opportunities to acquire proved oil and gas properties.  However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2014.

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

Oil and Gas Operations

As of March 31, 2013, natural gas constituted approximately 78% of our total proved reserves and approximately 36% of our revenues for fiscal 2013. Revenues from oil and gas royalty interests accounted for approximately 28% of our revenues for fiscal 2013.

Newark East (Barnett Shale) Gas Field properties, encompassing 6,512 gross acres, 62 net acres, 154 gross producing wells and 1 net well in Denton, Johnson, Tarrant and Wise Counties, Texas, account for approximately 4% of our discounted future net cash flows from proved reserves as of March 31, 2013.  For fiscal 2013, this field, consisting of royalty interests, accounted for 7% of our gross revenues, 10% of our net revenues.

El Cinco Gas Field properties, encompassing 1,166 gross acres, 886 net acres, 8 gross producing wells and 6 net wells in Pecos County, Texas, account for approximately 33% of our discounted future net cash flows from proved reserves as of March 31, 2013.  This is a multi-pay area where most of the leases have potential reserves in two zones.  Of these discounted future net cash flows from proved reserves, approximately 18% are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling.  For fiscal 2013, these properties accounted for 16% of our gross revenues and 13% of our net revenues.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 26 gross wells and .13 net wells in Pecos County, Texas, account for approximately 2% of our discounted future net cash flows from proved reserves as of March 31, 2013.  For fiscal 2013, these properties accounted for 3% of our gross revenues and 4% of our net revenues. All of these properties, except for one, are royalty interests.

The Haynesville area natural gas properties, encompassing 5,135 gross acres, 13 net acres, 8 gross producing wells and .02 net wells in DeSoto Parish, Louisiana, account for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2013.  Of these discounted future net cash flows from proved reserves, approximately 2% are attributable to proven undeveloped reserves.  For fiscal 2013, these properties, consisting of royalty interests, accounted for 1.5% of our gross revenues, 2% of our net revenues. This acreage contains an additional 56 potential drill sites.

The Fuhrman-Mascho field oil properties, encompassing 160 gross acres, 19 net acres, 9 gross producing wells and 1.05 net wells in Andrews County, Texas, account for approximately 4% of our discounted future net cash flows from proved reserves as of March 31, 2013. For fiscal 2013, these properties accounted for 7% of our gross and net revenues. This acreage contains an additional 7 potential drill sites.

We own approximately 1,477 gross and 737 net acres of material undeveloped acreage located above and below the Pembrook Unit of Upton County, Texas which is operated by Pioneer Natural Resources USA, Inc. and held by production from approximately 200 wells.  This acreage has the potential for development in the horizontal Wolfcamp formation centered in the southern Midland Basin.

We own interests in and operate 18 producing wells and 1 water injection well. We own partial interests in an additional 3,269 producing wells located in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years, all of which is located within the United States:

Year	Oil(Bbls)	Gas (Mcf)
2013	23,260	401,077
2012	19,442	395,649
2011	17,040	459,446
2010	18,036	545,991
2009	17,065	542,099

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

Major Customers

We made sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

	2013	2012	2011
Holly Refining	26%	22%	13%
Chesapeake Operating	-	-	14%

Because a ready market exists for oil and gas production, we do not believe the loss of any individual customer would have a material adverse effect on our financial position or results of operations.

Regulation

Our exploration, development, production and marketing operations are subject to various types of extensive rules and regulations by federal, state and local authorities.  Numerous federal, state and local departments and agencies have issued rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for noncompliance.  State statutes and regulations require permits and bonds for drilling operations and reports concerning operations.  Most states and some counties and municipalities in which we operate regulate the location of wells; the method of drilling and casing wells; the rates of production or "allowables"; the surface use and restoration of properties upon which wells are drilled; the plugging and abandoning of wells; and notice to, and consultation with, surface owners and other third parties.

There are regulations governing the unitization and pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing of such wells.  State laws regulate the size and shape of drilling and spacing units or proration units and govern the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties.  Conservation laws and regulations may limit the rate at which oil and gas otherwise could be produced from our properties, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production.  These laws and regulations generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit.  Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

The following are some of the existing laws, rules and regulations to which our business is subject:

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances.  Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  We are able to control directly the operation of only those wells with respect to which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We do not believe that we will be required to incur any material capital expenditures to comply with existing environmental requirements.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere.  In response to such studies, many nations have agreed to limit emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change and the “Kyoto Protocol.”  Although the United States is not participating in the Kyoto Protocol, the U.S. Supreme Court has ruled in Massachusetts, et al. v. EPA, that the Environmental Protection Agency (“EPA”) abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources.  As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that serves as the foundation under the CAA to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the CAA, even without Congressional action.  As part of this array of new regulations, on September 22, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  The EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal CAA.  The EPA has begun to implement GHG-related reporting and permitting rules.  Similarly the U.S. Congress has considered and may in the future consider “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs.  The emissions will be published on a register to be made available on the Internet. These regulations may apply to our operations.  The EPA has issued two other rules that would regulate GHGs, one of which regulates GHGs from stationary sources, and one which requires sources in the oil and natural gas exploration and production industry and the pipeline industry to report GHG emissions. The EPA's finding, the GHG reporting rules, and the rules to regulate the emissions of GHGs may affect the outcome of other climate change lawsuits pending in U. S. federal courts in a manner unfavorable to our industry.  In addition to the EPA’s actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of GHGs.  Any of the climate change regulatory and legislative initiatives described above in areas in which we conduct business could result in increased compliance costs or additional operating restrictions which could have a material adverse effect on our business, financial condition, and results of operations.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, however we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation.  We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2013.  Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2014.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2013.

Name	Age	Position
Nicholas C. Taylor	75	Chairman and Chief Executive Officer
Tamala L. McComic	44	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	68	Vice President and Secretary

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

Employees

As of March 31, 2013, we had three full-time and three part-time employees.  We believe that relations with these employees are generally satisfactory.  From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.  We also utilize the services of independent contractors to perform well drilling and production operations, including pumping, maintenance, inspection and testing.

Office Facilities

We maintain our principal offices at 214 W. Texas Avenue, Suite 1101, Midland, Texas pursuant to a month to month lease.  On April 1, 2013, we agreed to a three year lease for our 1,573 square feet of office space which will expire on April 1, 2016.

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

Prices for oil and natural gas fluctuate widely.  We cannot predict future oil and natural gas prices with any certainty.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  Factors that can cause price fluctuations include the level of global demand for petroleum products; foreign supply and pricing of oil and gas; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls; nature and extent of governmental regulation and taxation, including environmental regulations; level of domestic and international exploration, drilling and production activity; the cost of exploring for, producing and delivering oil and gas; availability, proximity and capacity of oil and gas pipelines and other transportation facilities; weather conditions; the price and availability of alternative fuels; technological advances affecting energy consumption; and, overall political and economic conditions in oil producing countries.

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

Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  Continuance of the current low natural gas price environment, further declines in natural gas prices, lack of natural gas storage may have an adverse affect on our financial condition due to reduction of our revenues, operating income and cash flows; curtailment or shut-in of our natural gas production due to lack of transportation or storage capacity;  cause certain properties in our portfolio to become economically unviable; and, limit our financial condition, liquidity, and/or ability to finance planned capital expenditures and operations.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

Lower oil and gas prices increase the risk of ceiling limitation write-downs.  We use the full cost method to account for oil and gas operations.  Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties.  Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties.  If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings.  This is called a “ceiling test writedown.”  Under the accounting rules, we are required to perform a ceiling test each quarter.  A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings.  The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. For 2013, 2012 and 2011, there was no ceiling test impairment on our oil and gas properties.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors.  The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”).  The difference between the benchmark price and the price we receive is called a differential.  Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations.  Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas.  During fiscal 2013, differentials averaged $2.71 per Bbl of oil and $0.20 per Mcf of gas.  Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

Approximately 38% of our total estimated net proved reserves at March 31, 2013 and 2012, were undeveloped, and those reserves may not ultimately be developed.

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

As of March 31, 2013, our executive officers and directors beneficially owned approximately 45% of our common stock.  These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  As of March 31, 2013, we had interests in 3,288 gross (29.3 net) oil and gas wells and owned leasehold mineral and royalty interests in approximately 357,499 gross (3,942 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2013 were $85.53 per bbl of oil and $93.75 in 2012, a decrease of 9%, and $2.76 per mcf of natural gas and $3.83 in 2012, a decrease of 28%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2013. The benchmark price of $89.17 per bbl of oil at March 31, 2013 versus $94.65 at March 31, 2012, was adjusted by lease for gravity, transportation fees and regional price differentials.  The benchmark price of $2.95 per mcf of natural gas at March 31, 2013 versus $3.73 at March 31, 2012, was adjusted by lease for BTU content, transportation fees and regional price differentials. The average prices used in computing reserves at March 31, 2011 were $77.27 per bbl of oil and $3.88 per mcf of natural gas.  The benchmark prices used in computing reserves at March 31, 2011 were $80.04 per bbl of oil and $4.11 per mcf of natural gas.

For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company’s consolidated financial statements.

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2013, 2012 and 2011 is based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants, based in Midland, Texas (“Neal and Associates”) and is filed as Exhibit 99.1 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC.  As stated above, Mexco retained Neal and Associates to prepare estimates of our oil and gas reserves.  Management works closely with this firm, and is responsible for providing accurate operating and technical data to it.  Our Chief Financial Officer who has over 19 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Mr. Neal.  Mr. Neal is responsible for overseeing the preparation of the reserve estimates and holds a bachelor’s degree in mechanical engineering (petroleum option), is a member of the Society of Petroleum Engineers and has over 50 years of experience in the oil and gas industry.  Our Chairman and Chief Executive Officer who has over 30 years experience in the oil and gas industry also reviews the final reserves estimate.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2013, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

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

PROVED RESERVES

		March 31,
	2013	2012	2011
Oil (Bbls):
Proved developed – Producing	232,850	178,410	156,346
Proved developed – Non-producing	4,570	16,210	3,629
Proved undeveloped	128,290	151,730	130,187
Total	365,710	346,350	290,162

Natural gas (Mcf):
Proved developed – Producing	3,727,710	3,491,920	3,895,656
Proved developed – Non-producing	1,079,310	1,867,750	1,068,405
Proved undeveloped	3,037,180	3,085,060	3,792,974
Total	7,844,200	8,444,730	8,757,035

Total net proved reserves (Mcfe)	10,038,460	10,522,830	10,498,007

PV-10 Value (1)	$17,788,790	$24,953,450	$22,653,390
Present value of future income tax discounted at 10%	(3,419,790)	(5,597,450)	(5,001,390)
Standardized measure of discounted future net cash flows (2)	$14,369,000	$19,356,000	$17,652,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$2.76	$3.83	$3. 88
Oil (per Bbl)	$85.53	$93.75	$77.27

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

During the fiscal year ending March 31, 2013, 7 wells in which we own a royalty interest were developed converting reserves of approximately 18,000 mcfe from proved undeveloped to proved developed - producing.  We participated in the development of 33 wells converting reserves of approximately 137,000 mcfe from proved undeveloped to proved developed - producing.  The capital cost was approximately $368,000 for the 33 wells in which we own a working interest.

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

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections.  Wells that are completed in more than one producing zone are counted as one well.  The following table indicates our productive wells as of March 31, 2013:

	Gross	Net
Oil	2,012	16.3
Gas	1,276	13.0
Total Productive Wells	3,288	29.3

The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2013:

	Developed Acres
	Gross	Net
Texas	193,922	3,124
New Mexico	27,669	491
Oklahoma	50,167	215
Louisiana	36,401	51
Kansas	8,520	24
North Dakota	26,654	23
Montana	7,868	5
Wyoming	3,578	5
Alabama	640	2
Mississippi	640	1
Colorado	1,120	1
Arkansas	320	-
Total	357,499	3,942

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  A gross acre is an acre in which an interest is owned.  A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one.  The number of net acres is the sum of the fractional interests owned in gross acres.  As of March 31, 2013, we own approximately 1,477 gross and 737 net acres of material undeveloped acreage located above and below the Pembrook Unit of Upton County, Texas which is operated by Pioneer Natural Resources USA, Inc. and held by production from approximately 200 wells.  This acreage has the potential for exploration and development in multiple Wolfcamp zones by horizontal drilling.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	-	-	-	-	-	-
Nonproductive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Development Wells
Productive	38	.52	54	1.55	8	.17
Nonproductive	1	.01	-	-	-	-
Total	39	.53	54	1.55	8	.17

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

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2013	2012	2011
Oil (a):
Production (Bbls)	23,260	19,442	17,040
Revenue	$1,961,766	$1,810,459	$1,332,395
Average Bbls per day	64	53	47
Average sales price per Bbl	$84.34	$93.12	$78.19
Gas (b):
Production (Mcf)	401,077	395,649	459,446
Revenue	$1,101,941	$1,413,200	$1,812,852
Average Mcf per day	1,099	1,084	1,259
Average sales price per Mcf	$2.75	$3.57	$3.95
Production cost:
Production cost	$843,277	$669,615	$772,500
Production and ad valorem taxes	$238,766	$256,600	$253,432
Equivalent Mcf (c)	540,637	512,301	561,686
Production cost per equivalent Mcf	$1.56	$1.31	$1.38
Production cost per sales dollar	$0.28	$0.21	$0.25
Total oil and gas revenue	$3,063,707	$3,223,659	$3,145,247

(a)	Includes condensate.

(b)	Includes natural gas products.

(c)	Oil production is converted to equivalent mcf at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

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

		High	Low
2013:
	April - June 2012	$8.25	$5.45
	July - September 2012	7.14	5.68
	October - December 2012	6.90	5.13
	January - March 2013	7.20	5.16

2012:
	April - June 2011	$13.62	$8.03
	July - September 2011	9.89	6.01
	October - December 2011	7.95	5.30
	January - March 2012	11.25	6.68

On June 17, 2013, the closing sales price of our common stock on the NYSE MKT was $5.75 per share.

Stockholders

As of March 31, 2013, we had approximately 2,102,866 shares issued and 948 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2013, each of which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	80,000	$6.52	120,000
Total	200,000	80,000	$6.52	120,000

Issuer Repurchases

In June 2012, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  This program does not have an expiration date.  Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions.  The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions.  Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards.  Repurchases will be funded from cash flow from operations.

The following table provides information related to repurchases of our common stock for the treasury account during the year ended March 31, 2013:

Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
2,833	$5.49	2,833	$234,453

(1)
The program authorizing the use of up to $250,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on June 29, 2012 and does not have an expiration date.  As of March 31, 2013, 2,833 shares of Mexco’s common stock have been purchased for a total of $15,547.

During the fiscal year ended March 31, 2013, we repurchased 2,833 shares for the treasury at an aggregate cost of $15,547.  During fiscal 2012, we repurchased 4,000 shares at an aggregate cost of $22,780.  During fiscal 2011, we repurchased 2,000 shares at an aggregate cost of $12,325.

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

We had working capital of $309,180 as of March 31, 2013 compared to working capital of $476,960 as of March 31, 2012, a decrease of $167,780.

For the year ending March 31, 2013, cash flow from operations was $811,874, a 48% decrease when compared to the corresponding period of fiscal 2012. Cash of $1,300,151 was used for additions to oil and gas properties, $1,150,000 was used for the acquisition of TBO as defined below and net proceeds from long-term debt was $1,250,000.  Accordingly, net cash decreased $332,275.

At March 31, 2013, we reported estimated PUDs of 3.8 bcfe, which accounted for 38% of our total estimated proved oil and gas reserves.  This figure primarily consists of a projected thirty-three (33) new wells, four (4) of which we operate, and one new zone behind pipe from a currently producing wellbore that we also operate.  We project two (2) operated wells to be drilled in fiscal 2014 with the two (2) remaining in fiscal 2015.  Regarding the remaining 29 PUD locations operated by others, three (3) wells currently are being drilled and three (3) locations currently are being prepared to drill with plans for eighteen (18) wells to follow in 2014, three (3) wells in 2015 and two (2) wells in 2016.

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

Texas

On October 1, 2012, the Company sold all of its 31.25% working interest in the Brown #1 SWD wellbore in Ward County, Texas for approximately $47,000. Also, a joint venture in which we are a working interest partner sold its interest in some lease acreage in Culberson and Reagan Counties, Texas and Richland County, Montana for approximately $21,000.

In March 2011, we purchased approximately 10.8% working interest (7.77% net revenue interest) in 160 gross acres containing five (5) wells in the Fuhrman-Mascho Field of Andrews County, Texas, for an approximate cash purchase price of $670,000 funded from our $4.9 million credit facility.  In March 2012, we purchased an additional working interest in this acreage for an approximate cash purchase price of $275,000.  We now own an approximate 16.2% working interest (11.66% net revenue interest).  Two (2) additional wells were drilled during fiscal 2012 and another two (2) wells during fiscal 2013.  Our share of the costs for these last 2 wells through March 31, 2013 was approximately $230,000.  This acreage now contains nine (9) wells operated by Cone and Petree Oil & Gas Exploration, Inc. – four (4) producing oil from the San Andres formation, four (4) producing oil from the Grayburg and San Andres formations, and one (1) recently drilled and currently being completed.  All wells are at an approximate depth of 5,000 feet.  This property contains an additional seven (7) potential drill sites in the Grayburg and San Andres formations with four (4) planned to be drilled in fiscal 2014.

We participated in the drilling of two (2) approximately 12,600’ development wells in the Cotton Valley-Bossier formation in the Teague Field of Freestone County, Texas. These wells have been completed and began producing in July 2012.  The 680-acre unit, operated by Valence Operating Company, now contains four (4) producing wells. Mexco’s working interest in this unit is 4.2% (3.7% net revenue interest).  Our share of the costs to drill and complete these wells through March 31, 2013 was approximately $204,000.

We acted as operator and drilled a development well in Pecos County, Texas in which Mexco owns 100% working interest (78.8% net revenue interest).  This well has been completed, reworked and placed on production making approximately four (4) bbls of crude oil per day.  Mexco is continuing to test this well.  Our costs to drill, complete and rework this well through March 31, 2013 were approximately $1,299,000.

We participated in the drilling of four (4) horizontal wells in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas.  Three of these wells have been completed and are currently producing with the fourth well currently undergoing completion procedures.  The four units, operated by OGX Operating, LLC, contain approximately 1,800 acres.  Mexco’s working interests in these wells range from .2919% to .4167% (.2275% to .3125% net revenue interest).  Our share of the costs to drill and complete these wells through March 31, 2013 was approximately $18,000.

We participated in the drilling of six (6) horizontal wells in the Wolfcamp formation of the Lin Field of Reagan County, Texas.  Three (3) of these wells have been completed and are currently producing.  The other three (3) wells have been drilled and are currently undergoing completion procedures.  The unit, operated by EOG Resources, Inc., contains approximately 1,000 acres.  Mexco’s working interests in these wells range from .2917% to .8086% (.2188% to .6064% net revenue interest).  Our share of the costs to drill and complete these wells through March 31, 2013 was approximately $60,000.

We participated in the drilling of two (2) development wells in the Wolfcamp formation of the Clyde-Reynolds Field of Glasscock County, Texas. These wells, drilled to a depth of approximately 9,800’, have been completed and began producing in March 2013.  The two units, operated by McClure Oil Company, Inc., contain approximately 1,200 acres.  Our share of the costs to drill and complete these wells through March 31, 2013 for our 1% working interest (.75% net revenue interest) was approximately $14,000.

New Mexico

We have been scheduled to participate in thirty-seven (37) infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  Twenty-five (25) of these wells have already been drilled with the balance to be drilled in the next twelve months to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately one hundred seventy-four (174) producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these wells through March 2013 was approximately $96,000.

A joint venture in which we are a working interest owner began drilling the second of two (2) development wells in the Delaware and Bone Spring Sand formations on a 160-acre tract in Eddy County, New Mexico which currently contains four (4) producing wells.  Our share of the costs to drill and complete both of these wells through March 31, 2013 for our approximate 1% working interest was approximately $47,000.

Three joint ventures in which we are a working interest owner began drilling one (1) vertical and three (3) horizontal development wells in Lea County, New Mexico.  One horizontal well is on a 560-acre tract and is to be completed in the Abo formation.  Another horizontal well is to be completed in the Brushy Canyon formation. The other two (2) wells are on a 640-acre tract which contains six (6) wells currently producing and are to be completed in Bone Spring Sand formation.  Our share of the costs to drill and complete these wells through March 31, 2013 for our approximate 1% working interest was approximately $226,000.

We participated in the drilling of four (4) horizontal wells in the Bone Springs formation of Lea County, Texas.  Three (3) of these wells are operated by COG Operating, LLC, two (2) of which have been completed and are currently producing with the third well being drilled.  The fourth well is operated by Manzano, LLC and is currently undergoing completion procedures.  Subsequently, COG began drilling another well in this formation in April 2013.  Mexco’s working interests in these wells range from .125% to .25% (.1875% to .2125% net revenue interest).  Our share of the costs to drill and complete these wells through March 31, 2013 was approximately $29,000.

Oklahoma

We participated in the drilling of one (1) horizontal well in a 640 acre unit in the Cottage Grove formation of Ellis County, Oklahoma.  This well, operated by Mewbourne Oil Company, has been completed and began producing in February 2013.  Initial production rates per day on February 6, 2013 were 1,178 bbl of crude oil and 3.997 million cubic feet of natural gas.  In April 2013, Mewbourne announced plans to drill two (2) more wells on this acreage.  Mexco’s working interest in this unit is 1.2% (.9878% net revenue interest).  Our share of the costs to drill and complete this first well through March 31, 2013 was approximately $41,000.

North Dakota

We are scheduled to participate in six (6) horizontal infill wells on a 1,280-acre unit and four (4) horizontal infill wells on a 1,920-acre unit in the Bakken and Three Forks formations of the Catwalk Creek Field of Williams County, North Dakota.  The first of these wells on a 15-month schedule is planned to begin drilling in June 2013. Mexco’s working interest in the 1,280-acre unit is .234% (.205% net revenue interest) and .0521% (.0453% net revenue interest) in the 1,920-acre unit.  As of March 31, 2013, there were no costs associated with these wells.

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

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $74.25 per bbl in June 2012 to a high of $102.75 per bbl in May 2012.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $4.08 per MMBtu in March 2013. On March 31, 2013 the WTI posted price for crude oil was $93.75 per bbl and the Henry Hub spot price for natural gas was $4.03 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

There was a net loss of $176,374 for the year ended March 31, 2013 compared to net income of $329,993 for the year ended March 31, 2012.

Oil and gas sales.  Revenue from oil and gas sales was $3,063,707 for the year ended March 31, 2013, a 5% decrease from $3,223,659 for the year ended March 31, 2012.  This resulted from an increase in oil and gas production partially offset by a decrease in oil and gas price.  The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2013	2012	% Difference
Oil:
Revenue	$1,961,766	$1,810,459	8.4%
Volume (bbls)	23,260	19,442	19.7%
Average Price (per bbl)	$84.34	$93.12	(9.4%)

Gas:
Revenue	$1,101,941	$1,413,200	(22.0%)
Volume (mcf)	401,077	395,649	1.4%
Average Price (per mcf)	$2.75	$3.57	(23.0%)

Production and exploration.  Production costs were $1,082,043 in fiscal 2013, a 17% increase from $926,215 in fiscal 2012. This was primarily the result of repairs on our El Cinco field operated wells in Pecos County, Texas during fiscal 2013.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $1,100,425 in fiscal 2013, a 10% increase from $996,205 in fiscal 2012.  This was due to an increase in oil and gas production and an increase in the full cost pool amortization base partially offset by a decrease in oil and gas reserves.

General and administrative expenses.  General and administrative expenses were $1,028,846 for the year ended March 31, 2013, an 8% increase from $950,690 for the year ended March 31, 2012.  This was primarily due to an increase in insurance, salaries and stock option compensation expense.

 Interest expense.Interest expense was $53,832 in fiscal 2013, an 87% increase from $28,840 in fiscal 2012, due to an increase in borrowings.

Income taxes.  There was an income tax benefit of $31,504 in fiscal 2013 compared to $27,960 in fiscal 2012.  The effective tax rate for fiscal 2013 was (15%) compared to (9%) for fiscal 2012.

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

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of March 31, 2013:

	Payments due in (1):
	Total	less than 1 year	1 -3 years	3 years
Contractual obligations:
Secured bank line of credit	$2,950,000	$-	$2,950,000	$-

(1)	Does not include estimated interest of $79,650 less than 1 year and $238,950 1-3 years.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 clarifies application of fair value measurements and disclosure requirements and is effective for Mexco as of April 1, 2012.  The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements.

There were various other accounting standards and interpretations issued during our fiscal year, all of which have been determined to be not applicable or significant by management to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Commodity Risk.  At March 31, 2013, we had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas. Effective April 1, 2013 and expiring on March 31, 2015, Mexco entered into a 24 month swap agreement with Merrill Lynch Commodities, Inc. for 500 bbls of crude oil per month at a fixed price of $90.00 per bbl.  Settlement price for any settlement period will be based upon reported crude oil pricing on the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”).  If the settled oil price in any month during the agreement period is one dollar per barrel more or less than the fixed price of $90.00 per bbl the effect to the Company would be $500 for that month.

Interest Rate Risk.  On March 31, 2013, we had an outstanding loan balance of $2,950,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.5 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $29,500 based on borrowings at March 31, 2013.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At March 31, 2013, our largest credit risk associated with any single purchaser was $127,632 or 24% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At March 31, 2013, our largest credit risk associated with any working interest partner was $3,032 or 19% of our total trade receivable. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by one dollar per barrel for fiscal 2013, our oil and gas revenue would have changed by $23,131.  If the average gas price had increased or decreased by one dollar per mcf for fiscal 2013, oil and gas revenue would have changed by $401,077.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our principal executive officer and principal financial officer evaluate the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

This annual report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f).  Based on such evaluation, such officers concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 10, 2013 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2013, which is incorporated herein by reference.

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

Dated:  July 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of July 1, 2013, by the following persons on behalf of the Registrant and in the capacity indicated.

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

Pay zone.    A geological deposit in which oil and natural gas is found in commercial quantities.

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

Shut in.    A well suspended from production or injection but not abandoned.

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

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiaries as of March 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
July 1, 2013

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$166,406	$498,681
Accounts receivable:
Oil and gas sales	538,971	333,191
Trade	16,370	30,404
Prepaid costs and expenses	19,281	16,782
Total current assets	741,028	879,058

Property and equipment, at cost
Oil and gas properties, using the full cost method	34,309,328	31,840,059
Other	92,326	78,520
	34,401,654	31,918,579

Less accumulated depreciation, depletion and amortization	17,323,692	16,223,267
Property and equipment, net	17,077,962	15,695,312
Other noncurrent assets	116,454	-
	$17,935,444	$16,574,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$431,848	$402,098

Long-term debt	2,950,000	1,700,000
Asset retirement obligations	763,412	613,279
Deferred income tax liabilities	853,199	884,703

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,102,866 and 2,099,116 shares issued; 2,036,866 and 2,035,949 shares outstanding as of
March 31, 2013 and 2012, respectively	1,051,433	1,049,558
Additional paid-in capital	6,761,091	6,608,350
Retained earnings	5,465,453	5,641,827
Treasury stock, at cost (66,000 and 63,167 shares, respectively)	(340,992)	(325,445)
Total stockholders' equity	12,936,985	12,974,290
	$17,935,444	$16,574,370

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended March 31,

	2013	2012	2011
Operating revenues:
Oil and gas	$3,063,707	$3,223,659	$3,145,247
Other	32,708	16,380	16,611
Total operating revenues	3,096,415	3,240,039	3,161,858

Operating expenses:
Production	1,082,043	926,215	1,025,932
Accretion of asset retirement obligation	39,376	36,251	34,129
Depreciation, depletion and amortization	1,100,425	996,205	1,047,906
General and administrative	1,028,846	950,690	877,790
Total operating expenses	3,250,690	2,909,361	2,985,757

Operating (loss) profit	(154,275)	330,678	176,101

Other income (expenses):
Interest income	229	195	360
Interest expense	(53,832)	(28,840)	(36,361)

Net other expense	(53,603)	(28,645)	(36,001)

(Loss) earnings before provision for income taxes	(207,878)	302,033	140,100

Income tax expense (benefit):
Current	-	-	(25,502)
Deferred	(31,504)	(27,960)	9,906
	(31,504)	(27,960)	(15,596)

Net (loss) income	$(176,374)	$329,993	$155,696

(Loss) income per common share:
Basic:	$(0.09)	$0.16	$0.08
Diluted:	$(0.09)	$0.16	$0.08

Weighted average common shares outstanding:
Basic:	2,036,959	2,028,014	1,947,605
Diluted:	2,036,959	2,036,241	1,962,656

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2013, 2012 and 2011

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2010	$1,001,933	$(426,617)	$5,907,899	$5,156,138	$11,639,353
Net income	-	-	-	155,696	155,696
Issuance of stock for
properties	-	136,277	28,479	-	164,756
Purchase of stock	-	(12,325)	-	-	(12,325)
Issuance of stock through
options exercised	42,625	-	491,000	-	533,625
Excess tax benefits from
stock-based compensation	-	-	(25,502)	-	(25,502)
Stock based compensation	-	-	51,350	-	51,350
Balance at March 31, 2011	$1,044,558	$(302,665)	$6,453,226	$5,311,834	$12,506,953
Net income	-	-	-	329,993	329,993
Purchase of stock	-	(22,780)	-	-	(22,780)
Issuance of stock through
options exercised	5,000	-	35,000	-	40,000
Stock based compensation	-	-	120,124	-	120,124
Balance at March 31, 2012	$1,049,558	$(325,445)	$6,608,350	$5,641,827	$12,974,290
Net loss	-	-	-	(176,374)	(176,374)
Purchase of stock	-	(15,547)	-	-	(15,547)
Issuance of stock through
options exercised	1,875	-	14,438	-	16,313
Stock based compensation	-	-	138,303	-	138,303
Balance at March 31, 2013	$1,051,433	$(340,992)	$6,761,091	$5,465,453	$12,936,985

SHARE ACTIVITY
		2013	2012	2011
Common stock shares, issued:
At beginning of year		2,099,116	2,089,116	2,003,866
Issued		3,750	10,000	85,250
At end of year		2,102,866	2,099,116	2,089,116

Common stock shares, held in treasury:
At beginning of year		(63,167)	(59,167)	(84,000)
Exchange for property		-	-	26,833
Acquisitions		(2,833)	(4,000)	(2,000)
At end of year		(66,000)	(63,167)	(59,167)

Common stock shares, outstanding
At end of year		2,036,866	2,035,949	2,029,949

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended March 31,

	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(176,374)	$329,993	$155,696
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(31,504)	(27,960)	9,906
Excess tax benefit from share based payment arrangement	-	-	25,502
Stock-based compensation	138,303	120,124	51,350
Depreciation, depletion and amortization	1,100,425	996,205	1,047,906
Accretion of asset retirement obligations	39,376	36,251	34,129
Other	(4,918)	(2,323)	(22,526)
Changes in assets and liabilities, net of business combination:
(Increase) decrease in accounts receivable	(117,123)	63,052	186,157
(Increase) decrease in prepaid expenses	(2,499)	47,697	(47,318)
Increase in noncurrent assets	(116,454)	-	-
Decrease in income taxes payable	-	-	(25,502)
(Decrease) increase in accounts payable and accrued expenses	(17,358)	10,257	(79,840)
Net cash provided by operating activities	811,874	1,573,296	1,335,460

Cash flows from investing activities:
Additions to oil and gas properties	(1,300,151)	(1,642,449)	(2,435,374)
Acquisition of business	(1,150,000)	-	(478,000)
Additions to other property and equipment	(13,806)	-	(2,359)
Proceeds from sale of oil and gas properties and equipment	69,042	471,543	3,107
Net cash used in investing activities	(2,394,915)	(1,170,906)	(2,912,626)

Cash flows from financing activities:
Acquisition of treasury stock	(15,547)	(22,780)	(12,325)
Proceeds from exercise of stock options	16,313	40,000	533,625
Reduction of long-term debt	(350,000)	(1,200,000)	(1,395,000)
Proceeds from long-term debt	1,600,000	1,100,000	2,495,000
Excess tax expense from share based payment arrangement	-	-	(25,502)
Net cash provided by (used in) financing activities	1,250,766	(82,780)	1,595,798

Net (decrease) increase in cash and cash equivalents	(332,275)	319,610	18,632

Cash and cash equivalents at beginning of period	498,681	179,071	160,439

Cash and cash equivalents at end of period	$166,406	$498,681	$179,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,158	$27,920	$35,738
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$114,003	$53,468	$25,043
Issuance of common stock in exchange for oil and gas properties	$-	$-	$164,756
Acquisition of subsidiary resulting in the assumption of liabilities as follows:
Fair value of assets	$1,276,636	$-	$487,868
Cash paid	(1,150,000)	-	(478,000)
Liabilities assumed	$126,636	$-	$9,868

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2013, 2012 and 2011

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

Cash and Cash Equivalents.  We consider all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents.  We maintain our cash in bank deposit accounts that may, at times, exceed federally insured limits.  At March 31, 2013, we had the majority of our cash and cash equivalents with one financial institution.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk.

Accounts Receivable.  Our accounts receivable include trade receivables from joint interest owners and oil and gas purchasers.  Credit is extended based on an evaluation of a customer's financial condition and, generally, is uncollateralized.  Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed.  The collectability of receivables is assessed and an allowance is made for any doubtful accounts.  The allowance for doubtful accounts is determined based on our previous loss history.  We have not experienced any significant credit losses.  For the years ending March 31, 2013, 2012 and 2011, no allowance has been made for doubtful accounts.

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

Income (Loss) Per Common Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

Due to a net loss for the year ended March 31, 2013, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the year ended March 31, 2012, 40,000 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.80 at March 31, 2012. For the year ended March 31, 2011, no potential common shares relating to stock options were excluded in the computation of diluted net income per share.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

	2013	2012	2011
Net (loss) income	$(176,374)	$329,993	$155,696

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,036,959	2,028,014	1,947,605
Effect of the assumed exercise of dilutive stock options	-	8,227	15,051
Weighted avg. common shares outstanding – dilutive	2,036,959	2,036,241	1,962,656

(Loss) income per common share:
Basic	$(0.09)	$0.16	$0.08
Diluted	$(0.09)	$0.16	$0.08

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

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 clarifies application of fair value measurements and disclosure requirements and is effective for Mexco as of April 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements.

There were various other accounting standards and interpretations issued during our fiscal year, all of which have been determined to be not applicable or significant by management to have a material impact on the Company’s financial position, operations or cash flows.

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

The purchase price was allocated to the assets acquired and liabilities assumed at estimated fair values as follows:

Proved oil and gas properties	$1,202,013
Accounts receivable	74,623
Total assets acquired	1,276,636

Accounts payable	(45,876)
Asset retirement obligations assumed	(80,760)
Net purchase price	$1,150,000

The Company’s results of operations for fiscal year 2013 include approximately $119,800 in revenues and approximately $62,400 in earnings.  The Company’s results of operations for fiscal years 2012 and 2011 do not include any revenues or costs from TBO.

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

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the year ended March 31, 2013 were approximately $114,000.

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

5.  Credit Facility

Mexco has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at March 31, 2013 was $1,950,000.  No principal payments are anticipated to be required through November 30, 2014.

The Agreement was renewed six times with the sixth amendment on October 22, 2012, which revised the maturity date to November 30, 2014.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.70% on March 31, 2013.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, we will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the Agreement.  Mexco is in compliance with all covenants as of March 31, 2013.  In addition, this Agreement prohibits us from paying cash dividends on our common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

At the end of fiscal 2013, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit was $2,950,000 as of March 31, 2013 and July 1, 2013.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the year ended March 31, 2013:

Principal
Balance at April 1, 2012:	$1,700,000
Borrowings	1,600,000
Repayments	(350,000)
Balance at March 31, 2013:	$2,950,000

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2013	2012
Carrying amount of asset retirement obligations as of April 1	$663,279	$578,911
Liabilities incurred	114,003	53,468
Liabilities settled	(3,246)	(5,351)
Accretion expense	39,376	36,251
Carrying amount of asset retirement obligations as of March 31	813,412	663,279
Less: Current portion	50,000	50,000
Non-Current asset retirement obligation	$763,412	$613,279

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and accrued expenses.

7.  Income Taxes

Mexco and its subsidiaries file a consolidated federal income tax return and various state income tax returns. The amount of income taxes we record requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions.  With few exceptions, Mexco is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2010.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2013	2012	2011
Deferred tax assets:
Percentage depletion carryforwards	$1,336,630	$1,336,630	$1,180,896
Deferred stock-based compensation	24,003	13,844	2,872
Asset retirement obligation	252,158	205,616	179,462
Net operating loss	503,659	171,411	125,848
Other	3,237	3,695	6,200
	2,119,687	1,731,196	1,495,278
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	(2,972,886)	(2,615,899)	(2,407,941)

Net deferred tax liabilities	$(853,119)	$(884,703)	$(912,663)

As of March 31, 2013, we have a statutory depletion carryforward of approximately $4,300,000, which does not expire.  At March 31, 2013, we had a net operating loss carryforward for regular income tax reporting purposes of approximately $3,800,000, which will begin expiring in 2021.  Our ability to use some of our net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

For the year ended March 31, 2013, there was a deferred income tax benefit of $31,504.  There was no current income tax for the year ended March 31, 2013.  For the year ended March 31, 2012, there was a deferred income tax benefit of $27,960.  There was no current income tax for the year ended March 31, 2012.  For the year ended March 31, 2011, there was a current income tax benefit of $25,502 and a deferred income tax expense of $9,906.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2013	2012	2011
Tax expense at federal statutory rate (1)	$(70,678)	$102,691	$47,634
Statutory depletion carryforward	-	(155,734)	(86,221)
Effect of graduated rates	3,391	(16,940)	(3,074)
Revision of prior year estimates	-	4,314	44,503
Permanent differences	35,783	30,210	(17,309)
Other	-	7,499	(1,129)
Total income tax benefit	$(31,504)	$(27,960)	$(15,596)

Effective income tax rate	(15%)	(9%)	(11%)

(1)	The federal statutory rate was 34% for fiscal years ending March 31, 2013, 2012 and 2011.

For the years ended March 31, 2013, 2012 and 2011, we did not have any uncertain tax positions.

For the years ended March 31, 2013, 2012 and 2011, the amount of unrecognized tax benefits was approximately $677,000, $677,000 and $670,000, respectively.  While it is expected the amount of unrecognized tax benefits will change in the next 12 months, we do not expect any change to have a significant impact on our results of operations.  The recognition of the total amount of the unrecognized tax benefits of $677,000 would have an impact on the effective tax rate.  If these unrecognized tax benefits are disallowed, we will be required to pay additional taxes.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2013	2012	2011
Unrecognized tax benefits at beginning of period	$677,000	$670,000	$524,000
Additions based on tax positions related to the current year	-	-	146,000
Changes to tax positions of prior years	-	7,000	-
Settlements	-	-	-
Expirations	-	-	-
Unrecognized tax benefits at end of period	$677,000	$677,000	$670,000

8.  Major Customers

Currently, we operate exclusively within the United States and our revenues and operating profit are derived from the oil and gas industry.  Oil and gas production is sold to various purchasers and the receivables are unsecured.  Historically, we have not experienced significant credit losses on our oil and gas accounts and management is of the opinion that significant credit risk does not exist.  Management is of the opinion that the loss of any one purchaser would not have an adverse effect on our ability to sell our oil and gas production.

In fiscal 2013, one customer accounted for 26% of the total oil and gas revenues and 24% of the total oil and gas accounts receivable.  In fiscal 2012, one customer accounted for 22% of the total oil and gas revenues and 24% of the total oil and gas accounts receivable.  In fiscal 2011, two customers accounted for 28% of the total oil and gas revenues and 25% of the total oil and gas accounts receivable.

9.  Oil and Gas Costs

The costs related to our oil and gas activities were incurred as follows for the year ended March 31:

	2013	2012	2011
Property acquisition costs:
Proved	$20,542	$368,444	$2,147,892
Unproved	-	-	-
Exploration	15,715	9,910	29,292
Development	1,265,126	1,455,993	394,381
Capitalized asset retirement obligations	114,003	53,468	25,043
Total costs incurred for oil and gas properties	$1,415,386	$1,887,815	$2,596,608

We had the following aggregate capitalized costs relating to our oil and gas property activities at March 31:

	2013	2012	2011
Proved oil and gas properties	$34,138,841	$31,669,572	$30,256,330
Unproved oil and gas properties:
subject to amortization	170,487	170,487	170,487
not subject to amortization	-	-	-
	34,309,328	31,840,059	30,426,817
Less accumulated DD&A	17,249,803	16,154,203	15,161,524
	$17,059,525	$15,685,856	$15,265,293

DD&A amounted to $2.03, $1.94 and $1.87 per mcfe of production for the years ended March 31, 2013, 2012 and 2011, respectively.

10.  Stockholders’ Equity

In June 2012, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  During fiscal 2013, we repurchased 2,833 shares for the treasury at an aggregate cost of $15,547.  During fiscal 2012, we repurchased 4,000 shares for the treasury at an aggregate cost of $22,780.  During fiscal 2011, we repurchased 2,000 shares for the treasury at an aggregate cost of $12,325.

11.  Stock Options

In September 2009, we adopted the 2009 Employee Incentive Stock Plan (“2009 Plan”).  The 2009 Plan provides for the award of stock options up to 200,000 shares and includes option awards as well as stock awards.  Option awards are granted with the restriction of requiring payment for the shares.  Stock awards are granted without restrictions and without payment by the recipient.  Neither option awards nor stock awards may exceed 25,000 shares granted to any one individual in any fiscal year.  Stock options may be an incentive stock option or a nonqualified stock option.  Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant and are subject to forfeiture if employment terminates. The 2009 Plan expires ten years from the date of adoption.

According to our employee stock incentive plan, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under the plan.  The plan also provides for the granting of stock awards.  No stock awards were granted during fiscal 2013, 2012 and 2011.

We recognized compensation expense of $138,303, $120,124 and $51,350 in general and administrative expense in the Consolidated Statements of Operations for fiscal 2013, 2012 and 2011, respectively.  The total cost related to non-vested awards not yet recognized at March 31, 2013 totals $111,644, which is expected to be recognized over a weighted average of 2.1 years.

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

During the year ended March 31, 2013, no stock options were granted.  During the year ended March 31, 2012, the Compensation Committee of the Board of Directors approved and we issued 40,000 stock options to board members, officers and employees of Mexco exercisable at $6.80 per share.  During the year ended March 31, 2011, the Compensation Committee of the Board of Directors approved and we issued 42,500 stock options to board members, officers and employees of Mexco exercisable at prices ranging from $6.06 to $6.29 per share. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2013, 2012 and 2011.  All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2013	2012	2011
Grant-date fair value	-	$ 5.69	$ 5.15
Volatility factor	-	85.92%	82.83%
Dividend yield	-	-	-
Risk-free interest rate	-	1.49%	2.07%
Expected term (in years)	-	7.25	7

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the year ended March 31, 2013 and 2012.  During the year ended March 31, 2011, 1,000 vested stock options expired because they were not exercised prior to the end of their ten-year term and 10,000 unvested stock options were forfeited due to the termination of a consulting agreement with a consultant and the resignation of an employee.

For the year ended March 31, 2013, employees and directors exercised options on a total of 3,750 shares at exercise prices of $4.35 per share. We received proceeds of $16,313 from these exercises. The total intrinsic value of the exercised options was $3,138.  No tax deduction is recorded when options are awarded.  Mexco issued new shares of common stock to settle these option exercises. For the year ended March 31, 2012, employees and directors exercised options on a total of 10,000 shares at exercise prices of $4.00 per share.  We received proceeds of $40,000 from these exercises. The total intrinsic value of the exercised options was $38,600.  For the year ended March 31, 2011, stock options covering 85,250 shares were exercised with 29,950 of these exercised options resulted in a disqualifying disposition.  We received proceeds of $533,625 from these option exercises for the year ended March 31, 2011.

The following table is a summary of activity of stock options for the year ended March 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2010	107,500	$5.94	2.51	$237,088
Granted	42,500	6.24
Exercised	(85,250)	6.26
Forfeited or Expired	(11,000)	5.89
Outstanding at March 31, 2011	53,750	$5.69	7.33	$401,200
Granted	40,000	6.80
Exercised	(10,000)	4.00
Forfeited or Expired	-	-
Outstanding at March 31, 2012	83,750	$6.42	8.65	$127,363
Granted	-	-
Exercised	(3,750)	4.35
Forfeited or Expired	-	-
Outstanding at March 31, 2013	80,000	$6.52	8.03	$-

Vested at March 31, 2013	30,000	$6.42	7.82	$-
Exercisable at March 31, 2013	30,000	$6.42	7.82	$-

Other information pertaining to option activity was as follows during the year ended March 31:

	2013	2012	2011
Weighted average grant-date fair value of stock options granted (per share)	$-	$5.69	$5.15
Total fair value of options vested	$160,125	$59,875	$37,200
Total intrinsic value of options exercised	$3,138	$38,600	$533,831

The following table summarizes information about options outstanding at March 31, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
6.00 – 6.29	40,000	6.23
6.30 – 6.80	40,000	6.80
$6.00 – 6.29	80,000	$6.52	8.03	$-

Outstanding options at March 31, 2013 expire between August 2020 and November 2021 and have exercise prices ranging from $6.06 to $6.80.

12.  Related Party Transactions

Related party transactions for the fiscal year ended March 31, 2013 relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the years ended March 31, 2013, 2012 and 2011 were $144,404, $123,932 and $137,652, respectively.

13.  Oil and Gas Reserve Data (Unaudited)

The estimates of our proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC.  The estimates as of March 31, 2013, 2012, and 2011 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants.  Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change.

Proved reserves are estimated quantities of oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2010	240,000	8,405,000
Revision of previous estimates	22,000	130,000
Purchase of minerals in place	45,000	545,000
Extensions and discoveries	-	136,000
Sales of minerals in place	-	-
Production	(17,000)	(459,000)
As of March 31, 2011	290,000	8,757,000
Revision of previous estimates	33,000	(183,000)
Purchase of minerals in place	19,000	-
Extensions and discoveries	23,000	267,000
Sales of minerals in place	-	-
Production	(19,000)	(396,000)
As of March 31, 2012	346,000	8,445,000
Revision of previous estimates	(10,000)	(589,000)
Purchase of minerals in place	48,000	71,000
Extensions and discoveries	5,000	318,000
Sales of minerals in place	-	-
Production	(23,000)	(401,000)
As of March 31, 2013	366,000	7,844,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.  Proved undeveloped reserves ("PUD") are proved reserves are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2013, 2012 and 2011:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2010	141,980	5,017,342
As of March 31, 2011	159,975	4,964,061
As of March 31, 2012	194,620	5,359,670
As of March 31, 2013	237,420	4,807,020

Proved Undeveloped Reserves:
As of April 1, 2010	98,088	3,388,248
As of March 31, 2011	130,187	3,792,974
As of March 31, 2012	151,730	3,085,060
As of March 31, 2013	128,290	3,037,180

As of March 31, 2013, 2012 and 2011 reserves were computed using the 12-month unweighted average of the first-day-of-the-month prices, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2010.

At March 31, 2013, we reported estimated PUDs of 3.8 bcfe, which accounted for 38% of our total estimated proved oil and gas reserves.  This figure primarily consists of a projected 33 new wells (2.6 bcfe), 4 of which we operate, and 1 new zone behind pipe from a currently producing wellbore (.4 bcfe) that we also operate.  Our timetable for this well is totally dependent on the life of the currently producing zone.  After the current zone has depleted, we will open the new productive zone.  Of the 4 wells we operate (1.9 bcfe), all 4 have additional productive zones behind pipe (.6 bcfe).  Also, there is potential to commingle the new zones in the new wells with prior permission from the Railroad Commission.  We drilled 1 operated well during fiscal 2012 and completed the well in fiscal 2013.  We project 1 operated well will be drilled in fiscal 2014, with the three (3) remaining wells in fiscal 2015.  Regarding the remaining 29 PUD locations operated by others (.8 bcfe), three (3) wells are currently being drilled and three (3) locations are currently being prepared to drill with plans for eleven (11) wells to follow in 2014, nine (9) wells in 2015 and three (3) wells in 2016.

Included in proved undeveloped reserves at March 31, 2013 are approximately 1.5 bcfe of reserves which have remained undeveloped for more than five years.  These primarily consist of two drilling locations in an area where we have long-standing operations and these locations are currently held by production from other wells in which Mexco owns.  As of March 31, 2011, these reserves consisted of three drilling locations projected to be drilled one per year during the fiscal years of 2012, 2013 and 2014.  We drilled 1 of these wells during fiscal 2012 and during fiscal 2013, completed the well and turned it on for production.  Our timetable for the two remaining wells is to drill one during fiscal 2014 and one during fiscal 2015.

The following table discloses our progress toward the conversion of PUDs during fiscal 2013.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(Mcfe)	Development Costs
PUDs, beginning of year	3,995,462	$4,307,550
Revision of previous estimates	(412,155)	(185,185)
Conversions to PD reserves	(155,700)	(228,198)
Additional PUDs added	379,334	647,350
PUDs, end of year	3,806,941	$4,541,517

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2013, 2012 and 2011 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties.  Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop our share of proved undeveloped properties through March 31, 2018 are $4,541,517.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions.  The average prices used for fiscal 2013 were $85.53 per bbl of oil and $2.76 per mcf of natural gas.  The average prices used for fiscal 2012 were $93.75 per bbl of oil and $3.83 per mcf of natural gas.  The average prices used for fiscal 2011 were $77.27 per bbl of oil and $3.88 per mcf of natural gas.

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

The standardized measure of discounted future cash flows at March 31, 2013, 2012 and 2011, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2013	2012	2011
Future cash inflows	$52,900,000	$64,783,000	$56,413,000
Future production costs and taxes	(14,893,000)	(16,031,000)	(11,086,000)
Future development costs	(4,850,000)	(4,530,000)	(4,029,000)
Future income taxes	(6,374,000)	(9,920,000)	(9,118,000)
Future net cash flows	26,783,000	34,302,000	32,180,000
Annual 10% discount for estimated timing of cash flows	(12,414,000)	(14,946,000)	(14,528,000)
Standardized measure of discounted future net cash flows	$14,369,000	$19,356,000	$17,652,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2013	2012	2011
Sales of oil and gas produced, net of production costs	$(1,982,000)	$(2,298,000)	$(2,119,000)
Net changes in price and production costs	(5,881,000)	(375,000)	1,590,000
Changes in previously estimated development costs	1,150,000	1,353,000	830,000
Revisions of quantity estimates	(811,000)	1,344,000	1,088,000
Net change due to purchases and sales of minerals in place	1,471,000	390,000	1,976,000
Extensions and discoveries, less related costs	321,000	1,449,000	165,000
Net change in income taxes	2,178,000	(596,000)	(1,076,000)
Accretion of discount	2,495,000	2,265,000	1,809,000
Changes in timing of estimated cash flows and other	(3,928,000)	(1,828,000)	(771,000)
Changes in standardized measure	(4,987,000)	1,704,000	3,492,000
Standardized measure, beginning of year	19,356,000	17,652,000	14,160,000
Standardized measure, end of year	$14,369,000	$19,356,000	$17,652,000

14.  Selected Quarterly Financial Data (Unaudited)

	FISCAL 2013
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$924,098	$781,426	$734,313	$623,870
Operating profit (loss)	63,270	(78,469)	(17,004)	(122, 072)
Net income	(74,340)	(39,580)	763	(63,217)
Net income per share – basic	(0.04)	(0.02)	0.00	(0.03)
Net income per share – diluted	(0.04)	(0.02)	0.00	(0.03)

	FISCAL 2012
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$753,875	$753,789	$810,655	$905,340
Operating profit (loss)	(1,305)	63,837	111,466	156,680
Net income (loss)	95,375	50,961	79,272	104,385
Net income (loss) per share – basic	0.04	0.03	0.04	0.05
Net income (loss) per share – diluted	0.04	0.03	0.04	0.05

INDEX TO EXHIBITS

Exhibit
Number

3.1*	Articles of Incorporation

3.2***	Amended Bylaws as amended on September 13, 2011

10.1**	Stock Option Plan

10.2*	Bank Line of Credit

10.4****	2009 Employee Incentive Stock Plan

14.1*****	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Joe C. Neal & Associates, Independent Petroleum Engineer

*	Incorporated by reference to the Company’s Annual Report on Form 10-K dated June 24, 1998.
**	Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***	Filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K dated September 14, 2011.
****	Filed with the Company’s Proxy Statement filed July 16, 2009.
*****	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.