Form 10-K/A
period 2013-03-31
MEXCO ENERGY CORP
filed 2013-07-02
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-6694

MEXCO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 W. Texas Avenue, Suite 1101	79701
Midland, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (432) 682-1119

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

Explanatory Note

Mexco Energy Corporation (the "Company") is filing this Amendment No. 1 (this "Form 10-K/A") to its Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission on July 1, 2013 (the "Form 10-K") for the sole purpose of furnishing the Interactive Data File that was inadvertently omitted from Exhibit 101 when the Form 10-K was filed.  No other changes to the Form 10-K have been made in this Form 10-K/A.

This Form 10-K/A speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K. This Form 10-K/A consists solely of the preceding cover page, this Explanatory Note, Part II--Other Information, the signature page, and the exhibits identified in Part II.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit
No.	Description of Document
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a).*
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a).*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
_____________________
*	Previously filed as exhibits to the Company's Annual Report on Form 10-K for the period ended March 31, 2013, filed on July 1, 2013.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	Chairman of the Board and Chief Executive Officer		President and Chief Financial Officer

Dated:  July 2, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of July 2, 2013, by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chief Executive Officer, Chairman of the Board of Directors

/s/ Tamala L. McComic
Tamala L. McComic
Chief Financial Officer, President, Treasurer and Assistant Secretary

/s/ Kenneth L. Clayton
Kenneth L. Clayton
Director

/s/ Thomas R. Craddick
Thomas R. Craddick
Director

/s/ Paul G. Hines
Paul G. Hines
Director

/s/ Jack D. Ladd
Jack D. Ladd
Director