Form 10-Q
period 2013-06-30
MEXCO ENERGY CORP
filed 2013-08-15
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 12, 2013 was 2,036,866.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$105,774	$166,406
Accounts receivable:
Oil and gas sales	643,368	538,971
Trade	19,618	16,370
Prepaid costs and expenses	57,895	19,281
Total current assets	826,655	741,028

Property and equipment, at cost
Oil and gas properties, using the full cost method	34,657,164	34,309,328
Other	93,257	92,326
Accumulated depreciation, depletion and amortization	(17,618,724)	(17,323,692)
Property and equipment, net	17,131,697	17,077,962

Derivative instruments – long term	6,167	-
Other noncurrent assets	6,974	116,454
	$17,971,493	$17,935,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$364,637	$431,848
Derivative instruments	27,224	-
Total current liabilities	391,861	431,848

Long-term debt	2,950,000	2,950,000
Asset retirement obligations	777,127	763,412
Deferred income tax liabilities	860,017	853,199
Total liabilities	4,979,005	4,998,459

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,102,866 shares issued and 2,036,866 shares outstanding as of June 30, 2013 and March 31, 2013	1,051,433	1,051,433
Additional paid-in capital	6,800,463	6,761,091
Retained earnings	5,481,584	5,465,453
Treasury stock, at cost (66,000 shares)	(340,992)	(340,992)
Total stockholders' equity	12,992,488	12,936,985
Total liabilities and stockholders’ equity	$17,971,493	$17,935,444

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2013	2012

Operating revenues:
Oil and gas	$984,269	$623,870
Other	12,256	3,251
Total operating revenues	996,525	627,121

Operating expenses:
Production	308,636	215,850
Accretion of asset retirement obligations	10,917	9,538
Depreciation, depletion and amortization	295,033	231,536
General and administrative	311,470	292,269
Total operating expenses	926,056	749,193

Operating profit (loss)	70,469	(122,072)

Other income (expense):
Interest income	2	130
Interest expense	(20,130)	(10,859)
Loss on derivative instruments	(27,392)	-
Net other expense	(47,520)	(10,729)

Earnings (loss) before provision for income taxes	22,949	(132,801)

Income tax expense (benefit):
Current	-	-
Deferred	6,818	(69,584)
	6,818	(69,584)

Net income (loss)	$16,131	$(63,217)

Earnings (loss) per common share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average common shares outstanding:
Basic	2,036,866	2,035,949
Diluted	2,038,491	2,035,949

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2013	$1,051,433	$(340,992)	$6,761,091	$5,465,453	$12,936,985
Net income	-	-	-	16,131	16,131
Stock based compensation	-	-	39,372	-	39,372
Balance at June 30, 2013	$1,051,433	$(340,992)	$6,800,463	$5,481,584	$12,992,488

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2013		2,102,866
Issued		-
Balance at June 30, 2013		2,102,866

Common stock shares, held in treasury:
Balance at March 31, 2013		(66,000)
Acquisitions		-
Balance at June 30, 2013		(66,000)

Common stock shares, outstanding
at June 30, 2013		2,036,866

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$16,131	$(63,217)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred income tax expense (benefit)	6,818	(69,584)
Stock-based compensation	39,372	43,779
Depreciation, depletion and amortization	295,033	231,536
Accretion of asset retirement obligations	10,917	9,538
Change in fair value of derivitive instruments	27,392	-
Other	(97)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(107,645)	73,570
Increase in prepaid expenses	(38,614)	(34,937)
Decrease in non-current assets	109,480	-
Increase in accounts payable and accrued expenses	51,104	63,801
Net cash provided by operating activities	409,891	254,486

Cash flows from investing activities:
Additions to oil and gas properties	(463,324)	(471,063)
Additions to other property and equipment	(931)	(3,449)
Settlement of derivatives	(6,335)	-
Proceeds from sale of oil and gas properties and equipment	67	-
Net cash used in investing activities	(470,523)	(474,512)

Cash flows from financing activities:
Reduction of long-term debt	-	(225,000)
Net cash used in financing activities	-	(225,000)

Net decrease in cash and cash equivalents	(60,632)	(445,026)

Cash and cash equivalents at beginning of period	166,406	498,681

Cash and cash equivalents at end of period	$105,774	$53,655

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,130	$9,395
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$2,895	$15,740

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the interim periods ended June 30, 2013 and 2012.  The financial statements as of June 30, 2013 and for the three month periods ended June 30, 2013 and 2012 are unaudited.  The consolidated balance sheet as of March 31, 2013 was derived from the audited balance sheet filed in the Company’s 2013 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Derivatives.  The Company is required to recognize its derivative instruments on the consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized change in fair value on derivative instruments in the consolidated statements of operations.

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, derivatives and long term debt. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of the instruments. The fair value of the revolving credit facility approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. Derivatives are recorded at fair value (see the Company’s Note 5 on Fair Value Measurements).

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when the Company’s excess takes of natural gas volumes exceed the Company’s estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced).  The Company does not have any significant gas imbalances as of June 30, 2013 and March 31, 2013.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2014:

Carrying amount of asset retirement obligations as of April 1, 2013	$813,412
Liabilities incurred	2,895
Liabilities settled	(97)
Accretion expense	10,917
Carrying amount of asset retirement obligations as of June 30, 2013	827,127
Less: Current portion	50,000
Non-Current asset retirement obligation	$777,127

The ARO is included on the Consolidated Balance Sheets with the current portion being included in the accounts payable and other accrued expenses.

4. Stock-based Compensation

The Company recognized compensation expense of $39,372 and $43,779 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, respectively.  The total cost related to non-vested awards not yet recognized at June 30, 2013 totals approximately $238,519 which is expected to be recognized over a weighted average of 2.69 years.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the three months ended June 30, 2013 and 2012.  All such amounts represent the weighted average amounts.

	Three Months Ended
	June 30
	2013	2012
Grant-date fair value	$4.75	-
Volatility factor	77.01%	-
Dividend yield	-	-
Risk-free interest rate	1.74%	-
Expected term (in years)	7	-

During the three months ended June 30, 2013, stock options covering 35,000 shares were granted.  There were no stock options granted during the three months ended June 30, 2012.

During the three months ended June 30, 2013 and 2012, no stock options were exercised.

The following table is a summary of activity of stock options for the three months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2013	80,000	$6.52	8.03	$-
Granted	35,000	5.98
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2013	115,000	$6.35	8.40	$-

Vested at June 30, 2013	30,000	$6.42	7.57	$-
Exercisable at June 30, 2013	30,000	$6.42	7.57	$-

The following table summarizes information about options outstanding at June 30, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
5.98 – 6.29	75,000	6.11
6.30 – 6.80	40,000	6.80
$5.98 – 6.80	115,000	$6.35	8.40	$-

Outstanding options at June 30, 2013 expire between August 2020 and April 2023 and have exercise prices ranging from $5.98 to $6.80.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the three months ended June 30, 2013 or 2012.

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

The fair value of the Company’s crude oil swaps are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The valuation of the Company’s derivative instrument is deemed to use Level 2 inputs.  See the Company’s Note 8 on Derivatives for further discussion.  The unrealized loss on derivatives for the quarter ended June 30, 2013 was approximately $21,000.

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s Note 3 on AROs for further discussion.  AROs incurred during the quarter ended June 30, 2013 were approximately $2,900.

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at June 30, 2013 was $1,950,000.  No principal payments are anticipated to be required through November 30, 2014.

The Agreement was renewed six times with sixth amendment on October 22, 2012, which revised the maturity date to November 30, 2014.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.695% on June 30, 2013.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of June 30, 2013.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

As of June 30, 2013, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is also outstanding under the facility.  This letter of credit renews annually.

The balance outstanding on the line of credit as of June 30, 2013 was $2,950,000.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2013:

Principal
Balance at March 31, 2013:	$2,950,000
Borrowings	-
Repayments	-
Balance at June 30, 2013:	$2,950,000

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

The income tax provision consists of the following for the three months ended June 30, 2013 and 2012:

	2013	2012

Current income tax expense	$-	$-
Deferred income tax benefit	6,818	(69,584)
Total income tax provision	$6,818	$(69,584)

Effective tax rate	30%	(52%)

As of June 30, 2013, the Company has a statutory depletion carryforward of approximately $4,300,000, which does not expire.  At June 30, 2013, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $4,000,000, which will begin expiring in 2021.  The Company’s ability to use some of the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively.  As of June 30, 2013, the Company had unrecognized tax benefits of approximately $677,000.

8. Derivatives

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the consolidated statements of operations under the caption “Loss on derivative instruments.”

The Company has used price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) pricing. The counterparty to the Company’s derivative contract is Merrill Lynch Commodities, Inc., who the Company believes is an acceptable credit risk.

As of June 30, 2013 the Company had the following open crude oil derivative positions with respect to future production based on NYMEX WTI pricing:

	Volume (bbls)	Fixed Swap Price
Production Period
June 2013 - March 2015	11,000	$90.00

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions that are with the same counterparty and are subject to contractual terms which provide for net settlement. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	2013	2012
Current assets: Derivative instruments	$-	$-
Noncurrent assets: Derivative instruments	6,167	$-
Total assets	$6,167	$-

Current liabilities: Derivative instruments	$27,224	$-
Noncurrent liabilities: Derivative instruments	-	$-
Total liabilities	$27,224	$-

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the consolidated statements of operations three months ended June 30, 2013 and 2012:

	2013	2012
Unrealized loss on open non-hedge derivative instruments	$(21,057)	$-
Loss on settlement of non-hedge derivative instruments	(6,335)	$-
Total loss on derivative instruments	$(27,392)	$-

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The totals billed to and reimbursed by the stockholder for the quarter ended June 30, 2013 and 2012 were $32,534 and $29,591, respectively.

10.  Income (Loss) Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three month periods ended June 30, 2013 and 2012.

	2013	2012
Net income (loss)	$16,131	$(63,217)

Shares outstanding:
Weighted average common shares outstanding – basic	2,036,866	2,035,949
Effect of the assumed exercise of dilutive stock options	1,625	-
Weighted average common shares outstanding – dilutive	2,038,491	2,035,949

Earnings (loss) per common share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

For the quarter ended June 30, 2013, 105,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.38 at June 30, 2013.  Due to a net loss for the quarter ended June 30, 2012, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

11.  Subsequent Events

On August 13, 2013, Mexco entered into an agreement with Pioneer Natural Resources Company for the assignment of a three year term leasehold interest in 417.33 net acres (837.33 gross acres) in Upton County, Texas at $1,500 per acre totaling $625,995.  Mexco retained a 1% royalty.  This interest has potential for oil production from the Horizontal Wolfcamp trend of the Permian Basin in West Texas.

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

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties and working intersts in non-operated properties in areas with significant development potential.

At June 30, 2013, we had working capital of $434,794 compared to working capital of $309,180 at March 31, 2013, an increase of $125,614 for the reasons set forth below:

For the first three months of fiscal 2014, cash flow from operations was $409,891, a 61% increase when compared to the corresponding period of fiscal 2013. Cash of $463,324 was used for additions to oil and gas properties and $6,335 for settlement of derivatives.  Accordingly, net cash decreased $60,632.

Texas

We participated in the drilling of a well to an approximate depth of 5,000 feet in the Grayburg and San Andres formations of the Fuhrman-Mascho Field of Andrews County, Texas.  The unit, operated by Cone & Petree Oil & Gas Exploration, Inc., contains 160 gross acres and a total of nine (9) wells - four (4) producing oil from the San Andres formation and four (4) producing oil from the Grayburg and San Andres formations.  Our share of the costs for our approximate 16.2% working interest (11.66% net revenue interest) of this ninth well through June 30, 2013 was approximately $109,000.  This property contains an additional seven (7) potential drill sites in the Grayburg and San Andres formations with four (4) planned to be drilled in fiscal 2014.

We participated in the drilling of five (5) horizontal wells in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas.  Four (4) of these wells have been completed and are currently producing with the fifth well currently undergoing completion procedures.  The five units, operated by OGX Operating, LLC, contain approximately 1,800 acres.  Mexco’s working interests in these wells range from .2919% to .4167% (.2275% to .3125% net revenue interest).  Our share of the costs to drill and complete these wells through June 30, 2013 was approximately $47,000.

We participated in the drilling of three (3) horizontal wells in the Wolfcamp formation of the Lin Field of Reagan County, Texas.  All three (3) of these wells have been completed and are currently producing.  The unit, operated by EOG Resources, Inc., contains approximately 500 acres.  Mexco’s working interest in these wells is .8086% (.6064% net revenue interest).  Our share of the costs to drill and complete these wells through June 30, 2013 was approximately $96,000.

We participated in the drilling of four (4) development wells in the Wolfcamp formation of the Clyde-Reynolds Field of Glasscock County, Texas.  Two (2) of these wells, drilled to a depth of approximately 9,800’, have been completed and began producing in March 2013.  The other two (2) wells began drilling in April 2013.  The three (3) units, operated by McClure Oil Company, Inc., contain approximately 1,800 acres.  Our share of the costs to drill and complete the wells through June 30, 2013 for our 1% working interest (.75% net revenue interest) was approximately $25,000.

New Mexico

We have been scheduled to participate in twelve (12) infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  Seven (7) of these wells were drilled during our first quarter of fiscal 2014 with the balance to be drilled in the next nine months to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 182 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these seven wells for the three months ended June 30, 2013 was approximately $13,000.

We participated in the drilling of six (6) horizontal wells in the Bone Springs formation of Lea County, Texas.  Three (3) of these wells are operated by COG Operating, LLC, two (2) are operated by Cimarex Energy and one (1) is operated by Manzano, LLC.  Three (3) of these wells have been completed and are currently producing with the other three (3) currently undergoing completion procedures.  In June 2013, Cimarex announced plans to drill another well in this formation.  Mexco’s working interests in these wells range from .047% to .25% (.035% to .2125% net revenue interest).  Our share of the costs to drill and complete these wells through June 2013 was approximately $42,000.

Oklahoma

We participated in the drilling of three (3) horizontal wells in a 640 acre unit in the Cottage Grove formation of Ellis County, Oklahoma.  One (1) of these wells, operated by Mewbourne Oil Company, has been completed and began producing in February 2013.  The remaining two (2) wells have been drilled and are currently undergoing completion procedures.  Mexco’s working interest in this unit is 1.2% (.9878% net revenue interest).  Our share of the costs to drill and complete these wells through June 2013 was approximately $90,000.

North Dakota

We are scheduled to participate in six (6) horizontal infill wells on a 1,280-acre unit and four (4) horizontal infill wells on a 1,920-acre unit in the Bakken and Three Forks formations of the Catwalk Creek Field of Williams County, North Dakota.  The first of these wells on a 15-month schedule began drilling in June 2013.  Mexco’s working interest in the 1,280-acre unit is .234% (.205% net revenue interest) and .0521% (.0453% net revenue interest) in the 1,920-acre unit.  As of June 30, 2013, our share of the costs associated with these wells was approximately $6,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of our common stock.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $80.25 per bbl in July 2012 to a high of $95.50 per bbl in September 2012.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.64 per MMBtu in August 2012 to a high of $4.38 per MMBtu in April 2013.  On June 30, 2013 the WTI posted price for crude oil was $93.00 per bbl and the Henry Hub spot price for natural gas was $3.57 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2013:

	Payments Due In(1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$2,950,000	$—	$2,950,000	$—
Derivative agreements	$21,057	$21,057	$—	$—
Leases	$57,060	$19,020	$38,040	$—

(1)	Does not include estimated interest costs of $79,500 covering the period of less than 1 year and of $238,500 for the period of 1-3 years.

The bank line of credit amount represents the balances outstanding.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a three year lease agreement effective April 1, 2013.

Results of Operations – Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.  For the quarter ended June 30, 2013, there was net income of $16,131 compared to a net loss of $63,217 for the quarter ended June 30, 2012.  This was a result of an increase in operating revenues partially offset by an increase in operating expenses.

Oil and gas sales.  Revenue from oil and gas sales was $984,269 for the quarter ended June 30, 2013, a 58% increase from $623,870 for the quarter ended June 30, 2012.  This resulted from an increase in oil and gas production as well as oil and gas prices.

	2013	2012	% Difference
Oil:
Revenue	$621,965	$432,804	43.7%
Volume (bbls)	6,761	5,069	33.4%
Average Price (per bbl)	$91.99	$85.38	7.7%

Gas:
Revenue	$362,304	$191,066	89.6%
Volume (mcf)	95,596	89,049	7.4%
Average Price (per mcf)	$3.79	$2.15	76.3%

Production and exploration.  Production costs were $308,636 for the three months ended June 30, 2013, a 43% increase from $215,850 for the three months ended June 30, 2012. This was primarily the result of an increase in production taxes from an increase in sales and an increase in lease operating expenses from the newly acquired TBO properties.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $295,033 for the first quarter of fiscal 2014, a 27% increase from $231,536 for the first quarter of fiscal 2013, primarily due to an increase in oil and gas production and an increase in the full cost pool.

General and administrative expenses.  General and administrative expenses were $311,470 for the three months ended June 30, 2013, a 7% increase from $292,269 for the three months ended June 30, 2013.  This was primarily due to an increase in accounting, engineering and insurance expenses.

Interest expense.  Interest expense was $20,130 for the first quarter of fiscal 2014, an increase of 85% from $10,859 for the first quarter of fiscal 2013 due to an increase in borrowings.

Derivatives.  For the quarter ended June 30, 2013, there was a realized loss on settlement of derivative instruments of $6,335 and an unrealized loss of $21,057.  We did not have any derivative instruments for the quarter ended June 30, 2012.

Income taxes.  There was an income tax expense of $6,818, or 30%, for the three months ended June 30, 2013 compared to an income tax benefit of $69,584, or (52)%, for the three months ended June 30, 2012.  This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward for the three months ended June 30, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.

Interest Rate Risk.  At June 30, 2013, we had an outstanding loan balance of $2,950,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $29,500, based on the outstanding balance at June 30, 2013.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations.  Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At June 30, 2013, our largest credit risk associated with any single purchaser was $148,974 or 23% of our total oil and gas receivable.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At June 30, 2012, our largest credit risk associated with any working interest partner was $4,727 or 24% of our total trade receivable.  Our swap transactions also expose us to risk of financial loss if the counterparty of the swap agreement fails to perform under the derivative contract.  At June 30, 2013, our counterparty credit risk was $0.  We have not experienced any significant credit losses.

Commodity Price Risk.  Our most significant market risk is the pricing for natural gas and crude oil.  Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  Prices for oil and natural gas fluctuate widely.  We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries.  Declines in oil and natural gas prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results.  Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves.  Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our acquisition, exploration and development activities.  In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time.  Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically.  Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2013, our pretax gain would have changed by $6,761.  If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2013, our pretax gain would have changed by $95,596.

We use price swap derivatives to reduce price volatility associated with certain of our oil sales.  Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on NYMEX WTI pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty.  In March 2013, we placed a commodity swap contract covering 12,000 bbls of crude oil for the period from April 2013 to March 2015 at a fixed price of $90.00 per bbl.  Such contracts and any future swap arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.

At June 30, 2013, we had a net liability derivative position of $21,057 related to our price swap derivatives.  Utilizing actual derivative contractual volumes as of June 30, 2013, a 10% increase or decrease in forward curves associated with the underlying commodity would have changed the net liability of these instruments by approximately $94,000.  However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f).  Based on such evaluation, such officers concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K other than those set forth below:

We have entered into price swap derivatives and may in the future enter into additional price swap derivatives for a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and gas.

We use price swap derivatives to reduce price volatility associated with certain of our oil sales.  Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on NYMEX WTI pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty.

In March 2013, we placed a commodity swap contract covering 12,000 bbls of crude oil for the period from April 2013 to March 2015 at a fixed price of $90.00 per bbl.  Such contracts and any future swap arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

Our derivative transactions expose us to counterparty credit risk.

Our derivative transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract.  Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 14, 2013	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 14, 2013	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary