Form 10-Q
period 2013-09-30
MEXCO ENERGY CORP
filed 2013-11-12
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 12, 2013 was 2,036,866.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$222,630	$166,406
Accounts receivable:
Oil and gas sales	703,103	538,971
Trade	16,240	16,370
Prepaid costs and expenses	73,009	19,281
Total current assets	1,014,982	741,028

Property and equipment, at cost
Oil and gas properties, using the full cost method	34,189,576	34,309,328
Other	93,257	92,326
Accumulated depreciation, depletion and amortization	(17,917,213)	(17,323,692)
Property and equipment, net	16,365,620	17,077,962

Other noncurrent assets	53,437	116,454
Total assets	$17,434,039	$17,935,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$326,873	$431,848
Derivative instruments	50,300	-
Total current liabilities	377,173	431,848

Long-term debt	2,225,000	2,950,000
Asset retirement obligations	795,203	763,412
Derivative instruments – long term	6,316	-
Deferred income tax liabilities	800,942	853,199
Total liabilities	4,204,634	4,998,459

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,102,866 shares issued and 2,036,866 shares outstanding
as of September 30, 2013 and March 31, 2013, respectively	1,051,433	1,051,433
Additional paid-in capital	6,843,329	6,761,091
Retained earnings	5,675,635	5,465,453
Treasury stock, at cost (66,000 shares)	(340,992)	(340,992)
Total stockholders' equity	13,229,405	12,936,985
Total liabilities and stockholders’ equity	$17,434,039	$17,935,444

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
Operating revenue:
Oil and gas	$1,108,102	$734,313	$2,092,371	$1,358,183
Other	13,344	9,288	25,600	12,539
Total operating revenues	1,121,446	743,601	2,117,971	1,370,722

Operating expenses:
Production	312,954	254,513	621,590	470,363
Accretion of asset retirement obligation	11,020	9,604	21,937	19,142
Depreciation, depletion, and amortization	298,489	259,780	593,522	491,316
General and administrative	286,615	236,708	598,085	528,977
Total operating expenses	909,078	760,605	1,835,134	1,509,798

Operating profit (loss)	212,368	(17,004)	282,837	(139,076)

Other income (expenses):
Interest income	105	-	107	130
Interest expense	(18,202)	(10,767)	(38,332)	(21,626)
Loss on derivative instruments	(59,295)	-	(86,687)	-
Net other expense	(77,392)	(10,767)	(124,912)	(21,496)

Earnings (loss) before provision for income taxes	134,976	(27,771)	157,925	(160,572)

Income tax benefit:
Current	-	-	-	-
Deferred	(59,075)	(28,534)	(52,257)	(98,118)
	(59,075)	(28,534)	(52,257)	(98,118)

Net income (loss)	$194,051	$763	$210,182	$(62,454)

Earnings (loss) per common share:
Basic	$0.10	$0.00	$0.10	$(0.03)
Diluted	$0.10	$0.00	$0.10	$(0.03)

Weighted average common shares outstanding:
Basic	2,036,866	2,035,949	2,036,866	2,035,949
Diluted	2,039,108	2,038,240	2,038,800	2,035,949

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2013	$1,051,433	$(340,992)	$6,761,091	$5,465,453	$12,936,985
Net income	-	-	-	16,131	16,131
Stock based compensation	-	-	39,372	-	39,372
Balance at June 30, 2013	$1,051,433	$(340,992)	$6,800,463	$5,481,584	$12,992,488
Net income	-	-	-	194,051	194,051
Stock based compensation	-	-	42,866	-	42,866
Balance at September 30, 2013	$1,051,433	$(340,992)	$6,843,329	$5,675,635	$13,229,405

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2013		2,102,866
Issued		-
Balance at June 30, 2013		2,102,866
Issued		-
Balance at Sept. 30, 2013		2,102,866

Common stock shares, held in treasury:
Balance at March 31, 2013		(66,000)
Acquisitions		-
Balance at June 30, 2013		(66,000)
Acquisitions		-
Balance at Sept. 30, 2013		(66,000)

Common stock shares, outstanding
at September 30, 2013		2,036,866

The accompanying notes are an integral part of
the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$210,182	$(62,454)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred income tax benefit	(52,257)	(98,118)
Stock-based compensation	82,238	84,808
Depreciation, depletion and amortization	593,522	491,316
Accretion of asset retirement obligations	21,937	19,142
Change in fair value of derivative instruments	86,687	-
Other	(2,071)	-
Changes in assets and liabilities:
Increase in accounts receivable	(164,002)	(15,040)
Increase in prepaid expenses	(53,728)	(49,039)
Decrease in non-current assets	63,017	-
Increase in accounts payable and accrued expenses	69,511	17,675
Net cash provided by operating activities	855,036	388,290

Cash flows from investing activities:
Additions to oil and gas properties	(786,097)	(852,390)
Additions to other property and equipment	(931)	(13,806)
Settlement of derivatives	(30,071)	-
Proceeds from sale of oil and gas properties and equipment	743,287	-
Net cash used in investing activities	(73,812)	(866,196)

Cash flows from financing activities:
Reduction of long-term debt	(725,000)	(225,000)
Proceeds from long-term debt	-	300,000
Net cash (used in) provided by financing activities	(725,000)	75,000

Net increase (decrease) in cash and cash equivalents	56,224	(402,906)

Cash and cash equivalents at beginning of period	166,406	498,681

Cash and cash equivalents at end of period	$222,630	$95,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,424	$19,839
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$10,672	$18,437

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the interim periods ended September 30, 2013 and 2012.  The financial statements as of September 30, 2013 and for the three and six month periods ended September 30, 2013 and 2012 are unaudited.  The consolidated balance sheet as of March 31, 2013 was derived from the audited balance sheet filed in the Company’s 2013 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when the Company’s excess takes of natural gas volumes exceeds the Company’s estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced).  The Company does not have any significant gas imbalances as of September 30, 2013 and March 31, 2013.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2014:

Carrying amount of asset retirement obligations as of April 1, 2013	$813,412
Liabilities incurred	10,672
Liabilities settled	(818)
Accretion expense	21,937
Carrying amount of asset retirement obligations as of September 30, 2013	845,203
Less: Current portion	50,000
Non-Current asset retirement obligation	$795,203

The ARO is included in the Consolidated Balance Sheets with the current portion being included in the accounts payable and other accrued expenses.

4.  Stock-based Compensation

The Company recognized compensation expense of $42,866 and $41,029 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, respectively.  Compensation expense recognized for the six months ended September 30, 2013 and 2012 was $82,238 and $84,808, respectively.  The total cost related to non-vested awards not yet recognized at September 30, 2013 totals approximately $195,653 which is expected to be recognized over a weighted average of 2.64 years.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2013 and 2012.  All such amounts represent the weighted average amounts.

	Six Months Ended
	September 30
	2013	2012
Grant-date fair value	$4.75	-
Volatility factor	77.01%	-
Dividend yield	-	-
Risk-free interest rate	1.74%	-
Expected term (in years)	7	-

The following table is a summary of activity of stock options for the six months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2013	80,000	$6.52	8.03	$-
Granted	35,000	5.98
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2013	115,000	$6.35	8.15	$23,800

Vested at September 30, 2013	40,000	$6.37	7.21	$7,425
Exercisable at September 30, 2013	40,000	$6.37	7.21	$7,425

During the six months ended September 30, 2013, stock options covering 35,000 shares were granted.  There were no stock options granted during the six months ended September 30, 2012.

During the six months ended September 30, 2013 and 2012, no stock options were exercised.

The following table summarizes information about options outstanding at September 30, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$5.98 – 6.25	45,000	$6.00
6.26 – 6.50	30,000	6.29
6.51 – 6.80	40,000	6.80
$5.98 – 6.80	115,000	$6.35	8.15	$23,800

Outstanding options at September 30, 2013 expire between August 2020 and April 2023 and have exercise prices ranging from $5.98 to $6.80.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the six months ended September 30, 2013 or 2012.

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

The fair value of the Company’s crude oil swaps are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The valuation of the Company’s derivative instrument is deemed to use Level 2 inputs.  See the Company’s Note 8 on Derivatives for further discussion.  The unrealized loss on derivatives for the six months ended September 30, 2013 was approximately $57,000.

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the six months ended September 30, 2013 were approximately $11,000.

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at September 30, 2013 was $2,675,000.  No principal payments are anticipated to be required through November 30, 2015.

The Agreement was renewed seven times with the seventh amendment on October 25, 2013, which revised the maturity date to November 30, 2015.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.68% on September 30, 2013.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.
The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of September 30, 2013.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits.  As of September 30, 2013, a letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility.  This letter of credit renews annually.  As of October 31, 2013, a second letter of credit for $105,667 in favor of the TRRC, was issued and will also renew annually.  The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of September 30, 2013 was $2,225,000 and $1,975,000 as of October 31, 2013.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2013:

Principal
Balance at March 31, 2013:	$2,950,000
Borrowings	-
Repayments	(725,000)
Balance at September 30, 2013:	$2,225,000

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

The income tax provision consists of the following for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
Current income tax expense	$-	$-	$-	$-
Deferred income tax benefit	(59,075)	(28,534)	(52,257)	(98,118)
Total income tax provision:	$(59,075)	$(28,534)	$(52,257)	$(98,118)

Effective tax rate	(44%)	(103%)	(33%)	(61%)

As of September 30, 2013, the Company has a statutory depletion carryforward of approximately $4,700,000, which does not expire.  At September 30, 2013, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $3,200,000, which will begin expiring in 2021.  The Company’s ability to use the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.  This change in our effective tax rate was primarily due to the completion of our 2012 tax return which included a change in the statutory depletion carryforward resulting in a tax effect of approximately $75,000.

As of September 30, 2013, the Company had unrecognized tax benefits of approximately $677,000.  While it is expected the amount of unrecognized tax benefits will change in the next 12 months, we do not expect any change to have a significant impact on our results operations.  The recognition of the total amount of these unrecognized tax benefits would have an impact on the effective tax rate and if they are disallowed, we will be required to pay additional taxes.

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

The Company uses price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) pricing. The counterparty to the Company’s derivative contract is Merrill Lynch Commodities, Inc., who the Company believes is an acceptable credit risk.

As of September 30, 2013 the Company had the following open crude oil derivative positions with respect to future production based on NYMEX WTI pricing:

	Volume (bbls)	Fixed Swap Price
Production Period
September 2013 – March 2015	9,500	$90.00

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity.

The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	As of	As of
	September 30,	March 31,
	2013	2013
Current assets: Derivative instruments	$-	$-
Noncurrent assets: Derivative instruments	-	$-
Total assets	$-	$-

Current liabilities: Derivative instruments	$50,300	$-
Noncurrent liabilities: Derivative instruments	6,316	$-
Total liabilities	$56,616	$-

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the consolidated statements of operations for the six months ended September 30, 2013 and 2012:

	2013	2012
Unrealized loss on open non-hedge derivative instruments	$(56,616)	$-
Loss on settlement of non-hedge derivative instruments	(30,071)	$-
Total loss on derivative instruments	$(86,687)	$-

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the six months ended September 30, 2013 and 2012 was $62,175 and $70,599, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three and six month periods ended September 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income (loss)	$194,051	$763	$210,182	$(62,454)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,036,866	2,035,949	2,036,866	2,035,949
Effect of the assumed exercise of dilutive stock options	2,242	2,291	1,934	-
Weighted avg. common shares outstanding – dilutive	2,039,108	2,038,240	2,038,800	2,035,949

Earnings (loss) per common share:
Basic	$0.10	$0.00	$0.10	$(0.03)
Diluted	$0.10	$0.00	$0.10	$(0.03)

For the three and six month periods ending September 30, 2013, 105,000 potential common shares relating to stock options were excluded in the computation of diluted net income because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.38 at September 30, 2013. For the three months ended September 30, 2012, 70,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share.  Anti-dilutive stock options have a weighted average exercise price of $6.55 at September 30, 2012. Due to a net loss for the six months ended September 30, 2012, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

11. Subsequent Events

On October 25, 2013, the Company renewed its revolving credit agreement with Bank of America, N.A.  For a description of this amended credit agreement , see Note 6 – Credit Facility.

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

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties and working interests in non-operated properties in areas with significant development potential.

At September 30, 2013, we had working capital of $637,809 compared to working capital of $309,180 at March 31, 2013, an increase of $328,629 for the reasons set forth below.

For the first six months of fiscal 2014, cash flow from operations was $855,036, a 120% increase when compared to the corresponding period of fiscal 2013.  Cash of $725,000 was used to reduce the balance on the line of credit; net cash of $43,741 was used for additions to oil and gas properties and equipment; and, cash of $30,071 was used for settlement of derivatives.  Accordingly, net cash increased $56,224.

Texas

On August 13, 2013, Mexco assigned Pioneer Natural Resources Company a three year term leasehold interest in 417.33 net acres (837.33 gross acres) in Upton County, Texas in return for payment to Mexco of $1,500 per acre totaling $625,995.  Mexco retained a 1% royalty.  This interest has potential for oil production from the Horizontal Wolfcamp trend of the Permian Basin in West Texas.

In August 2013, a joint venture in which we are a working interest partner entered into an agreement for the assignment of a three year term leasehold interest in acreage in Reagan County, Texas.  In September 2013, we received $116,299 for our share of the leasehold acreage.

We participated in the drilling of three (3) horizontal wells in the Wolfcamp formation of the Lin Field of Reagan County, Texas.  All three (3) of these wells have been completed and are currently producing and undergoing fracture stimulation.  The unit, operated by EOG Resources, Inc., contains approximately 500 acres.  Mexco’s working interest in these wells is .8086% (.6064% net revenue interest).  Our share of the costs to drill, complete and fracture these wells through September 30, 2013 was approximately $139,000.

We participated in the drilling of seven (7) horizontal wells in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas.  Five (5) of these wells have been completed and are currently producing with one (1) well currently undergoing completion procedures and one (1) well still being drilled.  The last well completed, on a 24-hour test on August 27, 2013, produced 220 barrels of oil, 180 barrels of water and 198,000 cubic feet of natural gas.  The seven units, six operated by OGX Operating, LLC and one operated by Petro-Hunt LLC, contain approximately 2,600 acres.  Mexco’s working interests in these wells range from .2919% to .4167% (.2275% to .3125% net revenue interest).  Our share of the costs to drill and complete these wells through September 30, 2013 was approximately $95,000.

We participated in the drilling of two (2) development wells in the Wolfcamp formation of the Clyde-Reynolds Field of Glasscock County, Texas.  Both wells are currently undergoing completion procedures.  The unit, operated by McClure Oil Company, Inc., contains approximately 600 acres.  Our share of the costs to drill and complete the wells through September 30, 2013 for our 1% working interest (.75% net revenue interest) was approximately $8,000.

We participated in the drilling of a well to an approximate depth of 5,000 feet in the Grayburg and San Andres formations of the Fuhrman-Mascho Field of Andrews County, Texas.  The unit, operated by Cone & Petree Oil & Gas Exploration, Inc., contains 160 gross acres and a total of nine (9) wells - four (4) producing oil from the San Andres formation and four (4) producing oil from the Grayburg and San Andres formations.  Our share of the costs for our approximate 16.2% working interest (11.66% net revenue interest) of this ninth well through September 30, 2013 was approximately $111,000. In August 2013, Cone & Petree announced plans to drill the tenth well in the Grayburg and San Andres formations on this acreage leaving six (6) potential drill sites with three (3) planned to be drilled in fiscal 2014.

New Mexico

We participated in the drilling of eight (8) horizontal wells in the Bone Springs formation of Lea County, New Mexico.  Five (5) of these wells are operated by COG Operating, LLC, two (2) are operated by Cimarex Energy and one (1) is operated by Manzano, LLC.  Seven (7) of these wells have been completed and are currently producing.  The eighth well, subsequently completed in October 2013, on a 24-hour test produced 335 barrels of oil, 421 barrels of water and 200,000 cubic feet of natural gas.  In June 2013, Cimarex announced plans to drill another well in this formation.  Mexco’s working interests in these wells range from .047% to .25% (.035% to .2125% net revenue interest).  Our share of the costs to drill and complete these wells through September 2013 was approximately $59,000.

A joint venture in which we are a working interest partner entered into a joint development agreement to develop the Avalon Shale portion of the Bone Spring formation using horizontal drilling and multi-stage fracture stimulation on a 640-acre tract in Lea County, New Mexico.  There are 12 prospective drill sites on this acreage.  Our share of the costs to drill the first well through September 2013 for our approximate .56% working interest (.42% net revenue interest) was approximately $32,000.

We have been scheduled to participate in twelve (12) infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  Eight (8) vertical and three (3) horizontal wells were drilled during the first six months of fiscal 2014, with the last one to be drilled in the next six months to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 185 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these eleven wells through September 30, 2013 was approximately $31,000.

Oklahoma

We participated in the drilling of three (3) horizontal wells in a 640 acre unit in the Cottage Grove formation of Ellis County, Oklahoma.  All three (3) of these wells, operated by Mewbourne Oil Company, have been completed and are currently producing.  Mexco’s working interest in this unit is 1.2% (.9878% net revenue interest).  Our share of the costs to drill and complete these wells through September 2013 was approximately $121,000.

North Dakota

We are scheduled to participate in six (6) horizontal infill wells on a 1,280-acre unit and four (4) horizontal infill wells on a 1,920-acre unit in the Bakken and Three Forks formations of the Catwalk Creek Field of Williams County, North Dakota.  The first of these wells on a 15-month schedule began drilling in June 2013.  Mexco’s working interest in the 1,280-acre unit is .234% (.205% net revenue interest) and .0521% (.0453% net revenue interest) in the 1,920-acre unit.  As of September 30, 2013, our share of the costs associated with these wells was approximately $6,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of our common stock.

Crude oil and natural gas prices have fluctuated significantly in recent years.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $81.25 per bbl in November 2012 to a high of $107.00 per bbl in September 2013.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.08 per MMBtu in January 2013 to a high of $4.38 per MMBtu in April 2013. On September 30, 2013 the WTI posted price for crude oil was $98.50 per bbl and the Henry Hub spot price for natural gas was $3.49 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2013:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$2,225,000	$—	$2,225,000	$—

(1)	Does not include estimated interest costs of $59,600 covering the period of less than 1 year and of $178,800 for the period of 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012.  Net income was $194,051 for the quarter ended September 30, 2013 compared to $763 for the quarter ended September 30, 2012.  This was a result of an increase in operating revenues and partially offset by an increase in production costs and loss on derivatives.

Oil and gas sales.  Revenue from oil and gas sales was $1,108,102 for the second quarter of fiscal 2014, a 51% increase from $734,313 for the same period of fiscal 2013.  This resulted from an increase in oil production and oil and gas prices partially offset by a decrease in gas production.

	2013	2012	% Difference
Oil:
Revenue	$766,793	$465,783	64.6%
Volume (bbls)	7,378	5,356	37.8%
Average Price (per bbl)	$103.93	$86.97	19.5%

Gas:
Revenue	$341,309	$268,530	27.1%
Volume (mcf)	96,988	101,456	(4.4%)
Average Price (per mcf)	$3.51	$2.65	32.5%

Production and exploration.  Production costs were $312,954 for the second quarter of fiscal 2014, a 23% increase from $254,513 for the same period of fiscal 2013.  This was primarily the result of an increase in production taxes due to the increase in oil and gas revenues and an increase in operating expenses due to the additional working interest wells from the TBO acquisition.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $298,489 for the second quarter of fiscal 2014, a 15% increase from $259,780 for the same period of fiscal 2013, primarily due to an increase in oil production and, to a lesser extent, an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses were $286,615 for the second quarter of fiscal 2014, a 21% increase from $236,708 for the same period of fiscal 2013.  This was primarily due to an increase in insurance, salaries and employee stock option compensation expense.

Interest expense.  Interest expense was $18,202 for the second quarter of fiscal 2014, an 69% increase from $10,767 for the same period of fiscal 2013, due to an increase in borrowings.

Income taxes.  There was an income tax benefit of $59,075, or (44%), for the three months ended September 30, 2013 compared to an income tax benefit of $28,534, or (103%), for the three months ended September 30, 2012. This change in our effective tax rate was primarily due to the completion of our 2012 tax return which included a change in the statutory depletion carryforward resulting in a tax effect of approximately $75,000.

Derivatives.  Derivative losses of $59,295 were recorded during the three months ended September 30, 2013.  This amount reflects $23,736 of realized losses and $35,559 of unrealized losses resulting from our oil swap agreement.

Results of Operations – Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012.  For the six months ended September 30, 2013, there was net income of $210,182, a 437% increase from a net loss of $62,454 for the six months ended September 30, 2012.  This was a result of an increase in operating revenues.

Oil and gas sales.  Revenue from oil and gas sales was $2,092,371 for the six months ended September 30, 2013, a 54% increase from $1,358,183 for the same period of fiscal 2013.  This resulted from an increase in oil and gas production and an increase in oil and gas prices.

	2013	2012	% Difference
Oil:
Revenue	$1,388,758	$898,588	54.5%
Volume (bbls)	14,139	10,425	35.6%
Average Price (per bbl)	$98.22	$86.20	13.9%

Gas:
Revenue	$703,613	$459,595	53.1%
Volume (mcf)	192,584	190,506	1.1%
Average Price (per mcf)	$3.65	$2.41	51.5%

Production and exploration.  Production costs were $621,590 for the six months ended September 30, 2013, a 32% increase from $470,363 for the six months ended September 30, 2012.  This was primarily the result of an increase in production taxes due to the increase in oil and gas revenues and an increase in operating expenses due to the additional working interest wells from the TBO acquisition.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $593,522 for the six months ended September 30, 2013, a 21% increase from $491,316 for the six months ended September 30, 2012, primarily due to an increase in oil and gas production and, to a lesser extent, an increase to the full cost pool amortization base.

General and administrative expenses.  General and administrative expenses were $598,085 for the six months ended September 30, 2013, a 13% increase from $528,977 for the six months ended September 30, 2012.  This was primarily due to an increase in accounting and engineering services, insurance, salaries and employee stock option compensation expense.

Interest expense.  Interest expense was $38,332 for the six months ended September 30, 2013, a 77% increase from $21,626 for the same period fiscal 2013 due to an increase in borrowings.

Income taxes.  There was an income tax benefit of $52,257, or (33%), for the six months ended September 30, 2013 compared to an income tax benefit of $98,118, or (61%), for the six months ended September 30, 2012. This change in our effective tax rate was primarily due to the completion of our 2012 tax return which included a change in the statutory depletion carryforward resulting in a tax effect of approximately $75,000.

Derivatives.  Derivative losses of $86,687 were recorded during the six months ended September 30, 2013.  This amount reflects $30,071 of realized losses and $56,616 of unrealized losses resulting from our oil swap agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.

Interest Rate Risk.  At September 30, 2013, we had an outstanding loan balance of $2,225,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $22,250 based on the outstanding balance at September 30, 2013.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At September 30, 2013, our largest credit risk associated with any single purchaser was $128,811 or 18% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At September 30, 2013, our largest credit risk associated with any working interest partner was $4,458 or 27% of our total trade receivable.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2014, our net income would have changed by $14,139.  If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2014, our net income would have changed by $192,584.

We use price swap derivatives to reduce price volatility associated with certain of our oil sales.  Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on NYMEX WTI pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty.  In March 2013, we placed a commodity swap contract covering a total of 12,000 bbls of crude oil for the period from April 2013 to March 2015 at a fixed price of $90.00 per bbl.  Such contracts and any future swap arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.

At September 30, 2013, we had a net liability derivative position of $56,616 related to our price swap derivatives.  Utilizing actual derivative contractual volumes as of September 30, 2013, a 10% increase or decrease in forward curves associated with the underlying commodity would have changed the net liability of these instruments by approximately $85,000.  However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f).  Based on such evaluation, such officers concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K other than those set forth below:

We have entered into price swap derivatives and may in the future enter into additional price swap derivatives for a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil.

We use price swap derivatives to reduce price volatility associated with certain of our oil sales.  Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on NYMEX WTI pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty.

In March 2013, we placed a commodity swap contract covering a total of 12,000 bbls of crude oil for the period from April 2013 to March 2015 at a fixed price of $90.00 per bbl.  Such contracts and any future swap arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 12, 2013	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 12, 2013	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary