Form 10-Q
period 2013-12-31
MEXCO ENERGY CORP
filed 2014-02-14
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 13, 2014 was 2,036,866.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$210,473	$166,406
Accounts receivable:
Oil and gas sales	752,778	538,971
Trade	14,161	16,370
Prepaid costs and expenses	47,822	19,281
Total current assets	1,025,234	741,028

Property and equipment, at cost
Oil and gas properties, using the full cost method	34,153,463	34,309,328
Other	93,544	92,326
Accumulated depreciation, depletion and amortization	(18,194,770)	(17,323,692)
Property and equipment, net	16,052,237	17,077,962

Other noncurrent assets	69,676	116,454
Total assets	$17,147,147	$17,935,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$212,319	$431,848
Derivative instruments	36,186	-
Total current liabilities	248,505	431,848

Long-term debt	1,925,000	2,950,000
Asset retirement obligations	806,245	763,412
Derivative instruments – long term	1,837	-
Deferred income tax liabilities	810,416	853,199
Total liabilities	3,792,003	4,998,459

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,102,866 issued and 2,036,866 shares outstanding as
of December 31, 2013 and March 31, 2013, respectively	1,051,433	1,051,433
Additional paid-in capital	6,880,409	6,761,091
Retained earnings	5,764,294	5,465,453
Treasury stock, at cost – (66,000 shares)	(340,992)	(340,992)
Total stockholders' equity	13,355,144	12,936,985
	$17,147,147	$17,935,444

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2013	2012	2013	2012
Operating revenue:
Oil and gas	$948,633	$781,426	$3,041,004	$2,139,609
Other	13,393	9,178	38,993	21,717
Total operating revenues	962,026	790,604	3,079,997	2,161,326

Operating expenses:
Production	291,828	325,712	913,418	796,074
Accretion of asset retirement obligation	11,074	9,680	33,011	28,822
Depreciation, depletion, and amortization	277,557	283,498	871,079	774,814
General and administrative	275,489	250,183	873,573	779,161
Total operating expenses	855,948	869,073	2,691,081	2,378,871

Operating income (loss)	106,078	(78,469)	388,916	(217,545)

Other income (expenses):
Interest income	4	2	111	132
Interest expense	(15,353)	(13,078)	(53,685)	(34,704)
Gain (loss) on derivative instruments	7,404	-	(79,284)	-
Net other expense	(7,945)	(13,076)	(132,858)	(34,572)

Earnings (loss) before provision for income taxes	98,133	(91,545)	256,058	(252,117)

Income tax expense (benefit):
Current	-	-	-	-
Deferred	9,474	(51,965)	(42,783)	(150,083)
	9,474	(51,965)	(42,783)	(150,083)

Net income (loss)	$88,659	$(39,580)	$298,841	$(102,034)

Earnings (loss) per common share:
Basic	$0.04	$(0.02)	$0.15	$(0.05)
Diluted	$0.04	$(0.02)	$0.15	$(0.05)

Weighted average common shares outstanding:
Basic	2,036,866	2,036,938	2,036,866	2,036,277
Diluted	2,043,372	2,036,938	2,040,324	2,036,277

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at March 31, 2013	$1,051,433	$(340,992)	$6,761,091	$5,465,453	$12,936,985
Net income	-	-	-	16,131	16,131
Stock based compensation	-	-	39,372	-	39,372
Balance at June 30, 2013	$1,051,433	$(340,992)	$6,800,463	$5,481,584	$12,992,488
Net income	-	-	-	194,051	194,051
Stock based compensation	-	-	42,866	-	42,866
Balance at September 30, 2013	$1,051,433	$(340,992)	$6,843,329	$5,675,635	$13,229,405
Net income	-	-	-	88,659	88,659
Stock based compensation	-	-	37,080	-	37,080
Balance at December 31, 2013	$1,051,433	$(340,992)	$6,880,409	$5,764,294	$13,355,144

SHARE ACTIVITY
Common stock shares, issued:
Balance at March 31, 2013		2,102,866
Issued		-
Balance at June 30, 2013		2,102,866
Issued		-
Balance at Sept. 30, 2013		2,102,866
Issued		-
Balance at Dec. 31, 2013		2,102,866

Common stock shares, held in treasury:
Balance at March 31, 2013		(66,000)
Acquisitions		-
Balance at June 30, 2013		(66,000)
Acquisitions		-
Balance at Sept. 30, 2013		(66,000)
Acquisitions		-
Balance at Dec. 31, 2013		(66,000)

Common stock shares, outstanding
at December 31, 2013		2,036,866

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$298,841	$(102,034)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred income tax benefit	(42,783)	(150,083)
Stock-based compensation	119,318	115,502
Depreciation, depletion and amortization	871,079	774,814
Accretion of asset retirement obligations	33,011	28,822
Change in fair value of derivative instruments	79,284	-
Other	(2,655)	(1,466)
Changes in assets and liabilities:
Increase in accounts receivable	(211,598)	(95,338)
Increase in prepaid expenses	(28,541)	(72,185)
Decrease in non-current assets	46,778	-
(Decrease) increase in accounts payable and accrued expenses	(25,577)	5,327
Net cash provided by operating activities	1,137,157	503,359

Cash flows from investing activities:
Additions to oil and gas properties	(988,955)	(1,018,346)
Acquisition of business	-	(1,150,000)
Additions to other property and equipment	(1,218)	(13,806)
Settlement of derivatives	(41,261)	-
Proceeds from sale of oil and gas properties and equipment	963,344	68,974
Net cash used in investing activities	(68,090)	(2,113,178)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	16,313
Reduction of long-term debt	(1,025,000)	(250,000)
Proceeds from long-term debt	-	1,450,000
Net cash (used in) provided by financing activities	(1,025,000)	1,216,313

Net increase (decrease) in cash and cash equivalents	44,067	(393,506)

Cash and cash equivalents at beginning of period	166,406	498,681

Cash and cash equivalents at end of period	$210,473	$105,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,630	$31,752
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$13,057	$23,130
Acquisition of TBO Oil & Gas, LLC resulting in the assumption of liabilities as follows:
Fair value of assets	$-	$1,277,106
Cash paid	-	1,150,000
Liabilities assumed	$-	$127,106

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2013, and the results of its operations and cash flows for the interim periods ended December 31, 2013 and 2012.  The financial statements as of December 31, 2013 and for the three and nine month periods ended December 31, 2013 and 2012 are unaudited.  The consolidated balance sheet as of March 31, 2013 was derived from the audited balance sheet filed in the Company’s 2013 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when our excess takes of natural gas volumes exceeds our estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced).  The Company does not have any significant gas imbalances as of December 31, 2013 and March 31, 2013.

Recent Accounting Pronouncements.  In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Topic 740: Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 clarifies the presentation of unrecognized tax benefits and is effective for interim periods beginning after December 15, 2013.   The Company does not anticipate the guidance to have a significant impact on its financial position or results of operations.

There were no other accounting standards and interpretations issued during the reporting period which were applicable to the Company.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2014:

Carrying amount of asset retirement obligations as of April 1, 2013	$813,412
Liabilities incurred	13,057
Liabilities settled	(3,235)
Accretion expense	33,011
Carrying amount of asset retirement obligations as of December 31, 2013	856,245
Less: Current portion	50,000
Non-Current asset retirement obligation	$806,245

The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

4.  Stock-based Compensation

The Company recognized compensation expense of $37,080 and $30,694 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, respectively.  Compensation expense recognized for the nine months ended December 31, 2013 and 2012 was $119,318 and $115,502, respectively.  The total cost related to non-vested awards not yet recognized at December 31, 2013 totals $158,574 which is expected to be recognized over a weighted average of 2.46 years.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2013 and 2012.  All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2013	2012
Grant-date fair value	$4.75	-
Volatility factor	77.01%	-
Dividend yield	-	-
Risk-free interest rate	1.74%	-
Expected term (in years)	7	-

The following table is a summary of activity of stock options for the nine months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2013	80,000	$6.52	8.03	$-
Granted	35,000	5.98
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2013	115,000	$6.35	7.89	$62,900

Vested at December 31, 2013	50,000	$6.46	7.15	$22,025
Exercisable at December 31, 2013	50,000	$6.46	7.15	$22,025

During the nine months ended December 31, 2013, stock options covering 35,000 shares were granted.  During the nine months ended December 31, 2012, no stock options were granted.

During the nine months ended December 31, 2013, no stock options were exercised.  During the nine months ended December 31, 2012, stock options covering 3,750 shares were exercised with a total intrinsic value of $3,138.  The Company received proceeds of $16,313 from these exercises.

The following table summarizes information about options outstanding at December 31, 2013:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$5.98 – 6.25	45,000	$6.00
6.26 – 6.50	30,000	6.29
6.51 – 6.80	40,000	6.80
$5.98 – 6.80	115,000	$6.35	7.89	$62,900

Outstanding options at December 31, 2013 expire between August 2020 and April 2023 and have exercise prices ranging from $5.98 to $6.80.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the nine months ended December 31, 2013 or 2012.

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

The fair value of the Company’s crude oil swaps are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity.  The valuation of the Company’s derivative instrument is deemed to use Level 2 inputs.  See the Company’s Note 8 on Derivatives for further discussion.  The unrealized loss on derivatives for the nine months ended December 31, 2013 was approximately $38,000.

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the nine months ended December 31, 2013 were approximately $13,000.

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at December 31, 2013 was $2,819,333.  No principal payments are anticipated to be required through November 30, 2015.

The Agreement was renewed seven times with the seventh amendment on October 25, 2013, which revised the maturity date to November 30, 2015.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.669% on December 31, 2013.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of December 31, 2013.  In addition, this Agreement prohibits the Company from paying cash dividends on our common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits.  As of December 31, 2013, two letters of credit for $50,000 and $105,667, in lieu of plugging bonds with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates are outstanding under the facility.  These letters of credit renew annually.  The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of December 31, 2013 was $1,925,000 and as of February 13, 2014 was $1,575,000.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the nine months ended December 31, 2013:

Principal
Balance at March 31, 2013:	$2,950,000
Borrowings	-
Repayments	(1,025,000)
Balance at December 31, 2013:	$1,925,000

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

The income tax provision consists of the following for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2013	2012	2013	2012
Current income tax	$-	$-	$-	$-
Deferred income tax expense (benefit)	9,474	(51,965)	(42,783)	(150,083)
Total income tax provision:	$9,474	$(51,965)	$(42,783)	$(150,083)

Effective tax rate	10%	(57%)	(17%)	(60%)

As of December 31, 2013, the Company has a statutory depletion carryforward of approximately $4,800,000, which does not expire.  At December 31, 2013, there was a net operating loss carryforward for regular income tax reporting purposes of approximately $2,900,000, which will begin expiring in 2021.  The Company’s ability to use the net operating loss carryforward and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.     As of December 31, 2013, the Company had unrecognized tax benefits of approximately $677,000.

8. Derivatives

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the consolidated statements of operations under the caption “Gain/loss on derivative instruments.”

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

As of December 31, 2013 the Company had the following open crude oil derivative positions with respect to future production based on NYMEX WTI pricing:

	Volume (bbls)	Fixed Swap Price
Production Period
December 2013 – March 2015	8,000	$90.00

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity.

The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	As of	As of
	December 31,	March 31,
	2013	2013
Current assets: Derivative instruments	$-	$-
Noncurrent assets: Derivative instruments	-	$-
Total assets	$-	$-

Current liabilities: Derivative instruments	$36,186	$-
Noncurrent liabilities: Derivative instruments	1,837	$-
Total liabilities	$38,023	$-

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the consolidated statements of operations for the nine months ended December 31, 2013 and 2012:

	2013	2012
Unrealized loss on open non-hedge derivative instruments	$(38,023)	$-
Loss on settlement of non-hedge derivative instruments	(41,261)	$-
Total loss on derivative instruments	$(79,284)	$-

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2013 and 2012 was $105,288 and $112,359, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic income (loss) per share and diluted income (loss) per share for the three and nine month periods ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2013	2012	2013	2012
Net income (loss)	$88,659	$(39,580)	$298,841	$(102,034)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,036,866	2,036,938	2,036,866	2,036,277
Effect of the assumed exercise of dilutive stock options	6,506	-	3,458	-
Weighted avg. common shares outstanding – dilutive	2,043,372	2,036,938	2,040,324	2,036,277

Earnings (loss) per common share:
Basic	$0.04	$(0.02)	$0.15	$(0.05)
Diluted	$0.04	$(0.02)	$0.15	$(0.05)

For the three and nine months ended December 31, 2013, 75,000 potential common shares relating to stock options were excluded in the computation of diluted net income because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.42 at December 31, 2013.  Due to a net loss for the three and nine months ended December 31, 2012, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

At December 31, 2013, we had working capital of approximately $776,729 compared to working capital of $309,180 at March 31, 2013, an increase of $467,549 for the reasons set forth below.

For the first nine months of fiscal 2014, cash flow from operations was $1,137,157, a 126% increase when compared to the corresponding period of fiscal 2013.  Cash of $1,025,000 was used to reduce the balance on the line of credit; net cash of $26,829 was used for additions to oil and gas properties and equipment; and cash of $41,261 was used for settlement of derivatives.  Accordingly, net cash increased $44,067.

Texas

On August 13, 2013, Mexco assigned Pioneer Natural Resources Company a three year term leasehold interest in 417.33 net acres (837.33 gross acres) in Upton County, Texas in return for payment to Mexco of $1,500 per acre totaling $625,995.  Mexco retained a 1% royalty.  This interest has potential for oil production from the Horizontal Wolfcamp trend of the Permian Basin in West Texas.

In August 2013, a joint venture in which we are a working interest partner entered into an agreement for the assignment of a three year term leasehold interest for the deeper rights to the Wolfcamp formation in acreage in Reagan County, Texas.  We received $330,958 in cash and retained minor royalties as payment for our share of the leasehold acreage.

We participated in the drilling of three (3) horizontal wells in the Wolfcamp formation of the Lin Field of Reagan County, Texas. All three (3) of these wells have been completed and are currently producing and undergoing fracture stimulation.  The unit, operated by EOG Resources, Inc., contains approximately 500 acres.  Mexco’s working interest in these wells is .8086% (.6064% net revenue interest).  Our share of the costs to drill, complete and fracture these wells through December 31, 2013 was approximately $148,000.

We participated in the drilling of seven (7) horizontal wells in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas.  Six (6) of these wells have been completed and are currently producing with one (1) well still being drilled.  The seven units, six operated by OGX Operating, LLC and one operated by Petro-Hunt LLC, contain approximately 2,600 acres.  Mexco’s working interests in these wells range from .2919% to .4167% (.2275% to .3125% net revenue interest).  Our share of the costs to drill and complete these wells through December 31, 2013 was approximately $78,000.

We participated in the drilling of three (3) development wells in the Wolfcamp formation of the Clyde-Reynolds Field of Glasscock County, Texas. All three (3) of these wells have been drilled and are currently undergoing completion procedures.  The two units, one operated by McClure Oil Company, Inc. and one operated by Nadel and Gussman Permian LLC, contains approximately 1,000 acres.  Mexco’s working interests in these wells range from .7% to 1% (.525% to .75% net revenue interest).  Our share of the costs to drill and complete these wells through December 31, 2013 was approximately $22,000.

We participated in the drilling of two (2) wells to an approximate depth of 5,000 feet in the Grayburg and San Andres formations of the Fuhrman-Mascho Field of Andrews County, Texas.  One of these wells has been completed and is currently producing with the other well still being drilled.  The unit, operated by Cone & Petree Oil & Gas Exploration, Inc., contains 160 gross acres and a total of ten (10) wells – four (4) producing oil from the San Andres formation and five (5) producing oil from the Grayburg and San Andres formations.  Our share of the costs for our approximate 16.2% working interest (11.66% net revenue interest) of these last two (2) wells through December 31, 2013 was approximately $111,000.  This property contains an additional six (6) potential drill sites in the Grayburg and San Andres formations with three (3) planned to be drilled in fiscal 2014.

In December 2013, a joint venture in which we are a working interest owner began drilling two (2) of the four (4) planned  development wells in the Atoka/Bend through Spraberry formations on 640 acres in Reagan County, Texas.  Our share of the costs to begin drilling these wells through December 31, 2013 for our approximate .3% working interest (.24% net revenue interest) was approximately $37,000.

New Mexico

We participated in the drilling of nine (9) horizontal wells in the Bone Springs formation of Lea County, New Mexico.  Five (5) of these wells are operated by COG Operating, LLC, three (3) are operated by Cimarex Energy and one (1) is operated by Manzano, LLC.  All nine (9) of these wells have been completed and are currently producing. Subsequently, in January 2014, Cimarex announced plans to drill another well in this formation. Mexco’s working interests in these wells range from .047% to .25% (.035% to .2125% net revenue interest).  Our share of the costs to drill and complete these wells through December 31, 2013 was approximately $73,000.

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

We have been scheduled to participate in twelve (12) infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  Nine (9) vertical and three (3) horizontal wells were drilled during the first six months of fiscal 2014 to a total depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 184 producing wells.  Mexco’s working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these twelve wells through December 31, 2013 was approximately $38,000.

Oklahoma

We participated in the drilling of three (3) horizontal wells in a 640 acre unit in the Cottage Grove formation of Ellis County, Oklahoma.  All three (3) of these wells, operated by Mewbourne Oil Company, have been completed and are currently producing.  Mexco’s working interest in this unit is 1.2% (.9878% net revenue interest).  Our share of the costs to drill and complete these wells through December 2013 was approximately $121,000.

North Dakota

We are scheduled to participate in six (6) horizontal infill wells on a 1,280-acre unit and four (4) horizontal infill wells on a 1,920-acre unit in the Bakken and Three Forks formations of the Catwalk Creek Field of Williams County, North Dakota.  The first of these wells on a 15-month schedule began drilling in June 2013.  Mexco’s working interest in the 1,280-acre unit is .234% (.205% net revenue interest) and .0521% (.0453% net revenue interest) in the 1,920-acre unit.  As of December 31, 2013, our share of the costs associated with these wells was approximately $6,000.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of Mexco common stock.

Crude oil and natural gas prices have fluctuated significantly in recent years.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $83.25 per bbl in April 2013 to a high of $107.00 per bbl in September 2013.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.14 per MMBtu in January 2013 to a high of $4.52 per MMBtu in December 2013.  On December 31, 2013 the WTI posted price for crude oil was $95.00 per bbl and the Henry Hub spot price for natural gas was $4.52 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2013:

	Payments Due In (1):
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit	$1,925,000	$—	$1,925,000	$—

(1)	Does not include estimated interest of $51,000 less than 1 year and $154,000 1-3 years.

These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis and that no additional funds will be drawn.

Results of Operations – Three Months Ended December 31, 2013 and 2012.  For the quarter ended December 31, 2013, there was a net income of $88,659 compared to a net loss of $39,580 for the quarter ended December 31, 2012. This increase was a result of an increase in operating revenues.

Oil and gas sales.  Revenue from oil and gas sales was $948,633 for the third quarter of fiscal 2014, a 21% increase from $781,426 for the same period of fiscal 2013.  This resulted from an increase in oil and gas prices and oil production partially offset by a decrease in gas production.

	2013	2012	% Difference
Oil:
Revenue	$629,765	$474,194	32.8%
Volume (bbls)	6,808	5,827	16.8%
Average Price (per bbl)	$92.51	$81.38	13.7%

Gas:
Revenue	$318,868	$307,232	3.8%
Volume (mcf)	89,059	104,951	(15.1%)
Average Price (per mcf)	$3.58	$2.93	22.2%

Production and exploration.  Production costs were $291,828 for the third quarter of fiscal 2014, a 10% decrease from $325,712 for the same period of fiscal 2013. This was primarily the result of repairs on one of our operated wells in Pecos County, Texas during the quarter ended December 31, 2012.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $277,557 for the third quarter of fiscal 2014, a 2% decrease from $283,498 for the same period of fiscal 2013, due to a decrease in gas production partially offset by an increase in oil production and a decrease to the full cost amortization base.

General and administrative expenses.  General and administrative expenses were $275,489 for the third quarter of fiscal 2014, a 10% increase from $250,183 for the same period of fiscal 2013.  This was primarily due to an increase in insurance, salaries and employee stock option compensation expense.

Interest expense. Interest expense was $15,353 for the third quarter of fiscal 2014, a 17% increase from $13,078 for the same period of fiscal 2013, due to an increase in borrowings.

Income taxes. There was an income tax expense of $9,474, or 10%, for the quarter ended December 31, 2013 compared to an income tax benefit of $51,965, or (57%), for the quarter ended December 31, 2012.  This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward in December 2012.

Derivatives.  Derivative gains of $7,404 were recorded during the three months ended December 31, 2013.  This amount reflects $11,189 of realized losses and $18,593 of unrealized gains resulting from our oil swap agreement.

Results of Operations – Nine Months Ended December 31, 2013 and 2012.  For the nine months ended December 31, 2013, there was net income of $298,841, an increase from a net loss of $102,034 for the nine months ended December 31, 2012.  This was a result of an increase in operating revenues.

Oil and gas sales.  Revenue from oil and gas sales was $3,041,004 for the nine months ended December 31, 2013, a 42% increase from $2,139,609 for the same period of fiscal 2013.  This resulted from an increase in oil and gas prices and oil production partially offset by a decrease in gas production.

	2013	2012	% Difference
Oil:
Revenue	$2,018,523	$1,372,782	47.0%
Volume (bbls)	20,947	16,252	28.9%
Average Price (per bbl)	$96.36	$84.47	14.1%

Gas:
Revenue	$1,022,481	$766,827	33.3%
Volume (mcf)	281,643	295,457	(4.7%)
Average Price (per mcf)	$3.63	$2.60	39.6%

Production and exploration.  Production costs were $913,418 for the nine months ended December 31, 2013, a 15% increase from $796,074 for the nine months ended December 31, 2012.  This was primarily the result of an increase in production taxes due to the increase in oil and gas revenues and an increase in operating expenses due to the additional working interest wells from the TBO acquisition.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense was $871,079 for the nine months ended December 31, 2013, a 12% increase from $774,814 for the nine months ended December 31, 2012, primarily due to an increase in oil production and an increase in the full cost pool amortization base partially offset by a decrease in gas production.

General and administrative expenses.  General and administrative expenses were $873,573 for the nine months ended December 31, 2013, an 12% increase from $779,161 for the nine months ended December 31, 2012.  This was primarily due to an increase in accounting and engineering services, insurance, salaries and employee stock option compensation expense.

Interest expense. Interest expense was $53,685 for the nine months ended December 31, 2013, a 55% increase from $34,704 for the nine months ended December 31, 2012 due to an increase in borrowings.

Income taxes. There was an income tax benefit of $42,783, or (17%), for the nine months ended December 31, 2013 compared to an income tax benefit of $150,083, or (60%), for the nine months ended December 31, 2012.  This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward.

Derivatives.  Derivative losses of $79,284 were recorded during the nine months ended December 31, 2013.  This amount reflects $41,261 of realized losses and $38,023 of unrealized losses resulting from our oil swap agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.

Interest Rate Risk.  At December 31, 2013, we had an outstanding loan balance of $1,925,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $19,250 based on the outstanding balance at December 31, 2013.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations.  Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At December 31, 2013, our largest credit risk associated with any single purchaser was $214,659 or 29% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At December 31, 2013, our largest credit risk associated with any working interest partner was $2,779 or 20% of our total trade receivables.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the first nine months of fiscal 2014, our net income would have changed by $20,947.  If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2014, our net income would have changed by $281,643.

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

At December 31, 2013, we had a net liability derivative position of $38,023 related to our price swap derivatives.  Utilizing actual derivative contractual volumes as of December 31, 2013, a 10% increase or decrease in forward curves associated with the underlying commodity would have changed the net liability of these instruments by approximately $71,000.  However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f).  Based on such evaluation, such officers concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is disclosed within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed by us is accumulated and communicated to them to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 13, 2014	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 13, 2014	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary