Form 10-K
period 2014-03-31
MEXCO ENERGY CORP
filed 2014-06-25
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.50 par value per share

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

Large Accelerated Filer [  ]   Accelerated Filer [  ]   Non-Accelerated Filer [  ]   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2013 (the last business day of the Registrant’s most recently completed second quarter) was $5,966,732 based on Mexco Energy Corporation’s closing common stock price of $6.56 per share on that date as reported by the NYSE MKT.

There were 2,038,266 shares of the registrant’s common stock outstanding as of June 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held on September 9, 2014, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2014, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2014 were approximately 6.259 billion cubic feet ("Bcf") of natural gas and 501,500 barrels ("bbls") of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $25 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in "Item 2 – Properties" below.  During fiscal 2014, we added proved reserves of 767,000 thousand cubic feet equivalent ("Mcfe") through extensions and discoveries, added 316,000 Mcfe through acquisitions and had downward revisions of previous estimates of 1,404,000 Mcfe.  Such revisions are primarily as a result of Security Exchange Commission ("SEC") rules which require such reserves to be developed within five years.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States.  We have focused primarily on acquiring natural gas reserves until 2011 when we changed our focus to oil.  We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production.  Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations.  Competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks.  We actively search for opportunities to acquire proved oil and gas properties.  However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2015.

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

Oil and Gas Operations

As of March 31, 2014, natural gas constituted approximately 68% of our total proved reserves and approximately 35% of our revenues for fiscal 2014.  Revenues from oil and gas royalty interests accounted for approximately 23% of our revenues for fiscal 2014.

Mexco believes there is potential for horizontal drilling, multi-stage fracturing and production of oil and gas in a substantial number of properties containing approximately 900 wells in which Mexco holds an interest.  These wells are located in the core area of the horizontal Wolfcamp multi-zone formation in Reagan, Upton, Midland, Martin, Glasscock and Andrews Counties in the Midland Basin of West Texas.  Such interests vary from .125% to 7.68% working interest (.094% to 6.24% net revenue interest).

For example, we are in the process of investing approximately $800,000 in 7 wells located in Reagan County, Texas.  The first 3 of these wells have been drilled and are currently being completed.  These wells are each undergoing a 50 stage zipper fracture treatment through horizontals of approximately 7,000 feet per well at a vertical depth of approximately 8,000 feet.

Also, we participated in a joint venture drilling 4 vertical development wells to a depth of 11,000 feet on 160 acre spacing in the Dean, Wolfcamp, Cline and Atoka formations on 640 acres in Reagan County, Texas.  Mexco’s working interest in this joint venture is .3% (.24% net revenue interest).  These wells will hold the rights for further development by horizontal drilling.  The Wolfcamp formation in this area is an approximately 1,700 feet thick section consisting of interbedded organic shales and carbonates and includes two reservoir units, the “A” and “B” benches that have both been successfully developed with horizontal wells.

In addition to these working interests we also own various mineral and royalty interests in and around these core counties in the Midland Basin, a part of the Permian Basin of West Texas.

For more details of these and other operations in this area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Commitments”.  See especially a description of the activities in which we are participating with operators including EOG Resources, Inc., Pioneer Natural Resources Company and several others on properties located in Reagan, Upton and Glasscock Counties, Texas on pages 27 and 28 below.  It is our plan to continue this pattern of development.

Newark East (Barnett Shale) Gas Field properties, encompassing 6,975 gross acres, 62 net acres, 155 gross producing wells and 1 net well in Denton, Johnson, Tarrant and Wise Counties, Texas, account for approximately 4% of our discounted future net cash flows from proved reserves as of March 31, 2014.  For fiscal 2014, this field, consisting of royalty interests, accounted for 7% of our gross revenues, 9% of our net revenues.

El Cinco Gas Field properties, encompassing 1,166 gross acres, 886 net acres, 8 gross producing wells and 6 net wells in Pecos County, Texas, account for approximately 24% of our discounted future net cash flows from proved reserves as of March 31, 2014.  This is a multi-pay area where most of the leases have potential reserves in two zones.  Of these discounted future net cash flows from proved reserves, approximately 11% are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells and new drilling.  For fiscal 2014, these properties accounted for 13% of our gross revenues and 14% of our net revenues.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 26 gross wells and .13 net wells in Pecos County, Texas, account for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2014.  For fiscal 2014, these properties accounted for 4% of our gross revenues and 5% of our net revenues. All of these properties, except for one, are royalty interests.

The Haynesville area natural gas properties, encompassing 5,135 gross acres, 13 net acres, 8 gross producing wells and .02 net wells in DeSoto Parish, Louisiana, account for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2014.  Of these discounted future net cash flows from proved reserves, approximately 2% are attributable to proven undeveloped reserves.  For fiscal 2014, these properties, consisting of royalty interests, accounted for 1% of our gross and net revenues.  This acreage contains an additional 56 potential drill sites.

The Fuhrman-Mascho field oil properties, encompassing 160 gross acres, 19 net acres, 10 gross producing wells and 1.17 net wells in Andrews County, Texas, account for approximately 5% of our discounted future net cash flows from proved reserves as of March 31, 2014.  For fiscal 2014, these properties accounted for 7% of our gross and net revenues. This acreage contains an additional 6 potential drill sites.

On August 13, 2013, Mexco assigned Pioneer Natural Resources Company a three year term leasehold interest in 417.33 net acres (837.33 gross acres) of undeveloped acreage located above and below the Pembrook Unit of Upton County, Texas and retained a 1% royalty.  Mexco now owns approximately 320 net acres (640 gross acres) in this area which is held by production from approximately 200 wells in the Pembrook Unit.  This acreage has the potential for development in the horizontal Wolfcamp formation centered in the southern Midland Basin.

We own interests in and operate 16 producing wells and 1 water injection well.  We own partial interests in an additional 3,383 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2014	27,186	361,652
2013	23,260	401,077
2012	19,442	395,649
2011	17,040	459,446
2010	18,036	545,991

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

Major Customers

We made sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

	2014	2013	2012
Holly Refining	22%	26%	22%

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

The Federal Energy Regulatory Commission (“FERC”) regulates under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas we produce, as well as the revenues we receive for sales of such production.  Since 1978, various laws have been enacted which have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales, services such pipelines previously performed.

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

The State of Texas regulates the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production.  States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

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

The federal Clean Air Act (“CAA”), and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality.  The operations of oil and gas properties utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment.  Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas may require oil and natural gas exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some oil and natural gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA.  Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions.  On August 16, 2012, the EPA approved final regulations under the CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules will require a number of modifications to operations, including the installation of new equipment to control emissions from wells by January 1, 2015.  We believe that we are currently in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere.  These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In September 2009, the EPA issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.

The EPA's finding, the GHG reporting rules, and the rules to regulate the emissions of GHGs may affect the outcome of other climate change lawsuits pending in U.S. federal courts in a manner unfavorable to our industry.  In addition to the EPA’s actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of GHGs.  The EPA has continued to adopt GHG regulations of other industries, such as the September 2013 proposed GHG rule that, if finalized, would set new source performance standards for new coal-fired and natural-gas fired power plants. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility. Any of the climate change regulatory and legislative initiatives described above in areas in which we conduct business could result in increased compliance costs or additional operating restrictions which could have a material adverse effect on our business, financial condition, and results of operations.

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

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state and local laws regulate the drilling and operation of salt water disposal (“SWD”) wells and the underground injection of waste substances produced from oil and gas operations. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and gas production. The EPA directly administers the UIC program in some states and in others it is delegated to the state for administering.  Permits must be obtained before drilling SWD wells and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater into groundwater.   Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs.  In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.  We currently operate one underground injection well and own interests in various underground injection wells operated by others and failure to abide by their permits could subject us and those operators to civil and/or criminal enforcement.  We are, and believe the other operators are as well, in compliance in all material respects with the requirements of applicable state underground injection control programs and permits.

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocargons, particularly oil and natural gas, from tight formations, including shales.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many newer wells would not be economical without the use of hydraulic fracturing to stimulate production from the well.  We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells we operate.  Hydraulic fracturing generally is exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. The EPA, however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as "Class II" UIC wells. At the same time, the White House Council on Environmental Quality is coordinating an administration—wide review of hydraulic fracturing practices.

In 2010, the EPA initiated a Hydraulic Fracturing Research Study.  In February 2011, The EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources and is scheduled to release its final draft report in late 2014.  As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.  Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of "underground injection" and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.

Several states, including Texas, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process, effective as of September 1, 2011. The Texas Railroad Commission has adopted rules and regulations implementing this legislation that apply to all wells for which the Railroad Commission issues an initial drilling permit after February 1, 2012. The new law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (OSHA) for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission.

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, however we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation.  We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2014.  Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2015.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2014.

Name	Age	Position
Nicholas C. Taylor	76	Chairman and Chief Executive Officer
Tamala L. McComic	45	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	69	Vice President and Secretary

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

Employees

As of March 31, 2014, we had three full-time and three part-time employees.  We believe that relations with these employees are generally satisfactory.  From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.  We also utilize the services of independent contractors to perform well drilling and production operations, including pumping, maintenance, inspection and testing.

Office Facilities

Our principal offices are located at 214 W. Texas Avenue, Suite 1101, Midland, Texas 79701, and our telephone number is (432) 682-1119.  On April 1, 2013, we agreed to a three year lease, with an option to renew for an additional two year, for our 3,199 square feet of office space which will expire on April 1, 2016.  On April 1, 2014, we agreed to a three year lease for an additional 340 square feet of office space which will expire on April 1, 2017.  We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Access to Company Reports

Mexco Energy Corporation files annual, quarterly and current reports, proxy statements and other information with the SEC.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains an internet website (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers, including Mexco, file electronically with the SEC.

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

Prices for oil and natural gas fluctuate widely.  We cannot predict future oil and natural gas prices with any certainty.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  Factors that can cause price fluctuations include the level of global demand for petroleum products; foreign supply and pricing of oil and gas; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls; nature and extent of governmental regulation and taxation, including environmental regulations; level of domestic and international exploration, drilling and production activity; the cost of exploring for, producing and delivering oil and gas; speculative trading in crude oil and natural gas derivative contracts; availability, proximity and capacity of oil and gas pipelines and other transportation facilities; weather conditions; the price and availability of alternative fuels; technological advances affecting energy consumption; and, overall political and economic conditions in oil producing countries.

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

Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  Lower natural gas prices or lack of natural gas storage may have an adverse affect on our financial condition due to reduction of our revenues, operating income and cash flows; curtailment or shut-in of our natural gas production due to lack of transportation or storage capacity;  cause certain properties in our portfolio to become economically unviable; and, limit our financial condition, liquidity, and/or ability to finance planned capital expenditures and operations.

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

Lower oil and gas prices increase the risk of ceiling limitation write-downs.  We use the full cost method to account for oil and gas operations.  Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties.  Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties.  If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings.  This is called a “ceiling test writedown.”  Under the accounting rules, we are required to perform a ceiling test each quarter.  A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings.  The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low.  For 2014, 2013 and 2012, there was no ceiling test impairment on our oil and gas properties.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors.  The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”).  The difference between the benchmark price and the price we receive is called a differential.  Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations.  Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas.  During fiscal 2014, differentials averaged $.41 per Bbl of oil and $0.11 per Mcf of gas.  Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

Approximately 37% and 38% of our total estimated net proved reserves at March 31, 2014 and 2013, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Legislation has been introduced in the U.S. Congress to amend the federal SDWA to subject hydraulic fracturing operations to regulation under the SDWA and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate gas and oil production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with wells for which we are the operator.  Several states, including Texas, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Railroad Commission has adopted rules and regulations requiring that well operators disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The proposed legislation as well as laws being considered by certain states and other agencies requiring the reporting and public disclosure of chemicals used in the fracturing process, could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process are impairing groundwater or causing other damage.  Additional regulatory scrutiny could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Increases in taxes on energy sources may adversely affect the company's operations.

Federal, state and local governments which have jurisdiction in areas where the company operates impose taxes on the oil and natural gas products sold.  Historically, there has been an on-going consideration by federal, state and local officials concerning a variety of energy tax proposals.  Such matters are beyond our ability to accurately predict or control.

Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. President's Fiscal Year 2014 Budget Proposal includes provisions that would, if enacted, make significant changes to U. S. federal income tax laws including the elimination of certain key U.S. federal income tax deductions currently available to oil and natural gas exploration and production companies.  Other changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted or how soon any such changes could become effective.  The passage of this legislation or any other similar changes in the U. S. federal income tax laws could negatively affect our financial condition and results of operations.

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

As of March 31, 2014, our executive officers and directors beneficially owned approximately 47% of our common stock.  These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  As of March 31, 2014, we had interests in 3,400 gross (31.5 net) oil and gas wells and owned leasehold mineral and royalty interests in approximately 369,979 gross (4,457 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2014 were $94.23 per bbl of oil and $85.53 in 2013, an increase of 10%, and $3.67 per mcf of natural gas and $2.76 in 2013, an increase of 33%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2014.  The benchmark price of $94.92 per bbl of oil at March 31, 2014 versus $89.17 at March 31, 2013, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions.  The benchmark price of $3.99 per mcf of natural gas at March 31, 2014 versus $2.95 at March 31, 2013, was adjusted by lease for BTU content, transportation fees and regional price differentials.  The average prices used in computing reserves at March 31, 2012 were $93.75 per bbl of oil and $3.83 per mcf of natural gas. The benchmark prices used in computing reserves at March 31, 2012 were $94.65 per bbl of oil and $3.73 per mcf of natural gas.

For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company’s consolidated financial statements.

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2014, 2013 and 2012 is based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants, based in Midland, Texas (“Neal and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC.  As stated above, Mexco retained Neal and Associates to prepare estimates of our oil and gas reserves.  Management works closely with this firm, and is responsible for providing accurate operating and technical data to it.  Our Chief Financial Officer who has over 20 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Mr. Neal.  Mr. Neal is responsible for overseeing the preparation of the reserve estimates and holds a bachelor’s degree in mechanical engineering (petroleum option), is a member of the Society of Petroleum Engineers and has over 50 years of experience in the oil and gas industry.  Our Chairman and Chief Executive Officer who has over 30 years experience in the oil and gas industry also reviews the final reserves estimate.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2014, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

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

PROVED RESERVES

		March 31,
	2014	2013	2012
Oil (Bbls):
Proved developed – Producing	278,230	232,850	178,410
Proved developed – Non-producing	16,390	4,570	16,210
Proved undeveloped	206,930	128,290	151,730
Total	501,550	365,710	346,350

Natural gas (Mcf):
Proved developed – Producing	2,982,480	3,727,710	3,491,920
Proved developed – Non-producing	1,098,990	1,079,310	1,867,750
Proved undeveloped	2,177,810	3,037,180	3,085,060
Total	6,259,280	7,844,200	8,444,730

Total net proved reserves (Mcfe)	9,268,580	10,038,460	10,522,830

PV-10 Value (1)	$24,745,250	$17,788,790	$24,953,450
Present value of future income tax discounted at 10%	5,416,250	(3,419,790)	(5,597,450)
Standardized measure of discounted future net cash flows (2)	$19,329,000	$14,369,000	$19,356,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$3.67	$2.76	$3. 83
Oil (per Bbl)	$94.23	$85.53	$93.75

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

(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials and did not give effect to derivative transactions.

During the fiscal year ending March 31, 2014, 1 well in which we own a royalty interest was developed converting reserves of approximately 3,000 mcfe from proved undeveloped to proved developed - producing.  We participated in the development of 20 wells converting reserves of approximately 124,000 mcfe from proved undeveloped to proved developed - producing.  The capital cost was approximately $288,000 for the 20 wells in which we own a working interest.

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

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections.  Wells that are completed in more than one producing zone are counted as one well.  The following table indicates our productive wells as of March 31, 2014:

	Gross	Net
Oil	2,121	18.4
Gas	1,279	13.1
Total Productive Wells	3,400	31.5

The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2014:

	Developed Acres
	Gross	Net
Texas	204,111	3,282
New Mexico	27,999	833
Oklahoma	50,007	214
Louisiana	36,442	46
North Dakota	28,734	44
Kansas	8,520	24
Montana	7,868	5
Wyoming	3,578	5
Alabama	640	2
Mississippi	640	1
Colorado	1,120	1
Arkansas	320	-
Total	369,979	4,457

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  A gross acre is an acre in which an interest is owned.  A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one.  The number of net acres is the sum of the fractional interests owned in gross acres.  On August 13, 2013, Mexco assigned Pioneer Natural Resource Company a three year term leasehold interest in 417.33 net acres (837.33 gross acres) of  undeveloped acreage located above and below the Pembrook Unit of Upton County, Texas and retained a 1% royalty.  Mexco now owns approximately 320 net acres (640 gross acres) in this area which is held by production from approximately 200 wells in the Pembrook Unit.  This acreage has the potential for development in the horizontal Wolfcamp formation centered in the southern Midland Basin.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	34	.42	38	.52	54	1.55
Nonproductive	1	.01	1	.01	-	-
Total	35	.43	39	.53	54	1.55

We have not participated in any exploratory wells during the years ended March 31, 2014, 2013 and 2012. The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2014	2013	2012
Oil (a):
Production (Bbls)	27,186	23,260	19,442
Revenue	$2,591,619	$1,961,766	$1,810,459
Average Bbls per day	74	64	53
Average sales price per Bbl (b)	$95.33	$84.34	$93.12
Gas (c):
Production (Mcf)	361,652	401,077	395,649
Revenue	$1,402,676	$1,101,941	$1,413,200
Average Mcf per day	991	1,099	1,084
Average sales price per Mcf	$3.88	$2.75	$3.57
Production cost:
Production cost	$943,730	$843,277	$669,615
Production and ad valorem taxes	$288,084	$238,766	$256,600
Equivalent Mcf (d)	524,768	540,637	512,301
Production cost per equivalent Mcf	$1.80	$1.56	$1.31
Production cost per sales dollar	$0.24	$0.28	$0.21
Total oil and gas revenue	$3,994,295	$3,063,707	$3,223,659

(a)	Includes condensate.

(b)
After giving effect to our derivative instruments, the average sales price per Bbl of oil was $93.33 for year ended March 31, 2014.  We did not have a price swap agreement on our oil production for the years ended March 31, 2013 and 2012.

(c)	Includes natural gas products.

(d)	Oil production is converted to equivalent mcf at the rate of 6 mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ITEM 3.	LEGAL PROCEEDINGS

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

		High	Low
2014:
	April - June 2013	$6.41	$5.42
	July - September 2013	8.10	5.30
	October - December 2013	8.50	6.30
	January - March 2014	10.10	6.61

2013:
	April - June 2012	$8.25	$5.45
	July - September 2012	7.14	5.68
	October - December 2012	6.90	5.13
	January - March 2013	7.20	5.16

On June 12, 2014, the closing sales price of our common stock on the NYSE MKT was $8.51 per share.

Stockholders

As of March 31, 2014, we had approximately 2,104,266 shares issued and 918 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2014, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	113,600	$6.35	85,000
Total	200,000	113,600	$6.35	85,000

Issuer Repurchases

In June 2013, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account.  This program does not have an expiration date.  Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions.  The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions.  Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards.  Repurchases will be funded from cash flow from operations.

There were no shares of our common stock repurchased for the treasury account during fiscal 2014.  During the fiscal year ended March 31, 2013, we repurchased 2,833 shares for the treasury at an aggregate cost of $15,547.  During fiscal 2012, we repurchased 4,000 shares at an aggregate cost of $22,780.

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

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties and working interest, non-operated properties in areas with significant development potential.

We had working capital of $522,216 as of March 31, 2014 compared to working capital of $309,180 as of March 31, 2013, an increase of $213,036 for the reasons set forth below.

For the year ending March 31, 2014, cash flow from operations was $1,812,501, a 122% increase when compared to the corresponding period of fiscal 2013.  Net cash of $1,187,090 was used for additions to oil and gas properties and equipment; net cash of $525,000 was used to reduce the balance on the line of credit; and cash of $54,281 was used for settlement of derivatives.  Accordingly, net cash decreased $10,324.

At March 31, 2014, we reported estimated proved undeveloped reserves ("PUDs") of 3.4 bcfe, which accounted for 37% of our total estimated proved oil and gas reserves.  This figure primarily consists of a projected 54 new wells, three (3) of which we operate, and one new zone behind pipe from a currently producing wellbore that we also operate.  We project two (2) operated wells to be drilled in fiscal 2015 with the one remaining in fiscal 2016.  Regarding the remaining 51 PUD locations operated by others, five (5) wells currently are being drilled and two (2) locations currently are being prepared to drill with plans for ten (10) wells to follow in 2015, 30 wells in 2016 and four (4) wells in 2017.

On March 31, 2014, Mexco acquired for $450,000, a package of non-operated producing properties primarily consisting of oil wells located in Webster Parish, Louisiana; Eddy County, New Mexico; Billings County, North Dakota; and Nolan and Smith Counties, Texas.  This purchase, effective March 1, 2014, includes working interests ranging from .13% to 27.5% (net revenue interests of .11% to 24.06%) adding estimated net proved reserves of approximately 35,000 barrels of oil equivalent at a cost of $12.68 per barrel.

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

A joint venture in which we are a working interest partner entered into a joint development agreement to develop the Wolfcamp B formation using horizontal drilling and multi-stage fracture stimulation on a 1,125-acre tract in Reagan County, Texas.  There are seven (7) prospective drill sites on this acreage planned to be drilled during calendar year 2014.  Our share of the costs to drill, test and complete the first two wells through March 31, 2014 and purchase additional working interests for our now approximate 1.45% working interest (1.25% net revenue interest) was approximately $244,000.  Subsequently, a third well was drilled at an additional cost of $124,000.

We participated in the drilling of three (3) horizontal wells in the Wolfcamp formation of the Lin Field of Reagan County, Texas.  All three (3) of these wells have been completed and are currently producing and undergoing fracture stimulation.  The unit, operated by EOG Resources, Inc., contains approximately 500 acres.  Mexco's working interest in these wells is .8086% (.6064% net revenue interest).  Our share of the costs to drill, complete and fracture these wells through March 31, 2014 was approximately $149,000.  Subsequently, in April 2014, EOG announced plans to drill a fourth well in this unit.

We participated in the drilling of eight (8) horizontal wells in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas.  Six (6) of these wells have been completed and are currently producing with two (2) wells undergoing completion procedures.  The eight units, seven operated by OGX Operating, LLC and one operated by Petro-Hunt LLC, contain approximately 2,600 acres.  Mexco's working interests in these wells range from .2919% to .4167% (.2275% to .3125% net revenue interest).  Our share of the costs to drill and complete these wells through March 31, 2014 was approximately $95,000.

We participated in the drilling of three (3) development wells in the Wolfcamp formation of the Clyde-Reynolds Field of Glasscock County, Texas.  All three (3) of these wells have been drilled and are currently undergoing completion procedures.  There are two (2) units, one operated by McClure Oil Company, Inc. and one operated by Nadel and Gussman Permian LLC, which contain in total approximately 1,000 acres.  Mexco's working interests in these wells range from .7% to 1% (.525% to .75% net revenue interest).  Our share of the costs to drill and complete these wells through March 31, 2014 was approximately $24,000.

We participated in the drilling of two (2) wells to an approximate depth of 5,000 feet in the Grayburg and San Andres formations of the Fuhrman-Mascho Field of Andrews County, Texas.  One of these wells has been completed and is currently undergoing completion procedures.  The unit, operated by Cone & Petree Oil & Gas Exploration, Inc., contains 160 gross acres and a total of ten (10) wells – four (4) producing oil from the San Andres formation and five (5) producing oil from the Grayburg and San Andres formations.  Our share of the costs for our approximate 16.2% working interest (11.66% net revenue interest) of these last two (2) wells through March 31, 2014 was approximately $214,000.  This property contains an additional six (6) potential drill sites in the Grayburg and San Andres formations with three (3) planned to be drilled in 2014.

A joint venture in which we are a working interest partner drilled four (4) development wells in the Atoka/Bend through Spraberry formations on 640 acres in Reagan County, Texas.  As of March 31, 2014, three (3) of these wells have been completed and are currently producing.  The fourth well began producing subsequently in April 2014.  Our share of the costs to drill and complete these wells through March 31, 2014 for our approximate .69% working interest (.52% net revenue interest) was approximately $75,000.

On March 31, 2014 but effective March 1, we purchased for $74,000, a 1.45% net royalty interest in 159.4 gross acres in Howard County, Texas.  This acreage currently has one vertical well with a total depth of approximately 10,300 feet operated by CrownQuest Operating, LLC.  This well began producing from the Spraberry trend area in July 2013.  This acreage is free of expenses to Mexco for drilling and operations and has potential for further development.

Also on March 31, 2014 but effective March 1, we purchased for $200,000 long-lived non-operated producing properties consisting of 58 oil wells operated by Cross Timbers Energy, LLC, a joint venture of Exxon Mobil Corporation and MorningStar Partners, LP in Hockley County, Texas and 22 oil wells operated by Four C Oil & Gas Corporation in Pecos County, Texas.  This acquisition includes working interests of, respectively, .42% and .67% (net revenue interests of .31% and .50%).

New Mexico

We participated in the drilling of nine (9) horizontal wells in the Bone Springs formation of Lea County, New Mexico.  Five (5) of these wells are operated by COG Operating, LLC, five (5) are operated by Cimarex Energy and one is operated by Manzano, LLC.  All of these wells have been completed and are currently producing.  In January 2014, Cimarex announced plans to drill two (2) additional wells in this formation.  Mexco's working interests in these wells range from .047% to .25% (.035% to .2125% net revenue interest).  Our share of the costs to drill and complete these wells through March 31, 2014 was approximately $70,000.

A joint venture in which we are a working interest partner entered into a joint development agreement to develop the Avalon Shale portion of the Bone Spring formation using horizontal drilling and multi-stage fracture stimulation on a 640-acre tract in Lea County, New Mexico.  There are twelve prospective drill sites on this acreage.  Our share of the costs to drill and complete the first well through March 2014 for our approximate .56% working interest (.42% net revenue interest) was approximately $32,000.

We have been scheduled to participate in twelve (12) infill wells in the Yeso/Paddock formations of the Dodd-Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico.  Eight (8) vertical and three (3) horizontal wells were drilled during the first six months of fiscal 2014 to a total vertical depth of approximately 5,000 feet.  The unit, operated by Concho Resources, Inc., currently contains approximately 184 producing wells.  Mexco's working interest in this unit is .1848% (.14% net revenue interest).  Our share of the costs to drill and complete these eleven wells through March 31, 2014 was approximately $39,000.

Oklahoma

We participated in the drilling of three (3) horizontal wells in a 640 acre unit in the Cottage Grove formation of Ellis County, Oklahoma.  All three (3) of these wells, operated by Mewbourne Oil Company, have been completed and are currently producing.  Mexco’s working interest in this unit is 1.2% (.9878% net revenue interest).  Our share of the costs to drill and complete these wells through March 2014 was approximately $121,000.

North Dakota

We participated in the drilling of a horizontal infill well on a 1,280-acre unit in the Bakken and Three Forks formations of the Catwalk Creek Field of Williams County, North Dakota.  This well, operated by Continental Resources, Inc. has been completed and is currently producing.  Mexco’s working interest in this unit is .078% (.068% net revenue interest).  As of March 31, 2014, our share of the costs associated with this well was approximately $6,100.

In March 2014, we purchased for $57,000, a royalty interest in 320 gross acres (15 net mineral acres) subject to a 3/16ths royalty lease in the Bakken Shale formation of Billings County, North Dakota.  This acreage currently contains one newly drilled horizontal well operated by Continental Resources, Inc.  This well produced on a 18/64" choke flow test on March 18, 2014 at a rate of 413 bbls of oil per day, 396 mcf of natural gas per day with a flowing tubing pressure of 950 pounds per square inch and 768 barrels of water per day.  All of this acreage is free of expenses to Mexco for drilling, development and operations.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $83.25 per bbl in April 2013 to a high of $107.00 per bbl in September 2013.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.27 per MMBtu in August 2013 to a high of $7.98 per MMBtu in March 2014.  On March 31, 2014 the WTI posted price for crude oil was $97.75 per bbl and the Henry Hub spot price for natural gas was $4.48 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

We had a net income of $301,113 for the year ended March 31, 2014 compared to a net loss of $176,374 for the year ended March 31, 2013.

Oil and gas sales.  Revenue from oil and gas sales was $3,994,295 for the year ended March 31, 2014, a 30% increase from $3,063,707 for the year ended March 31, 2013.  This resulted from an increase in oil production and an increase in oil and gas prices partially offset by a decrease in gas production. The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2014	2013	% Difference
Oil:
Revenue	$2,591,619	$1,961,766	32.1%
Volume (bbls)	27,186	23,260	16.9%
Average Price (per bbl) (a)	$95.33	$84.34	13.0%

Gas:
Revenue	$1,402,676	$1,101,941	27.3
Volume (mcf)	361,652	401,077	(9.8%)
Average Price (per mcf)	$3.88	$2.75	41.1%

(a)
After giving effect to our derivative instruments, the average sales price per Bbl of oil was $93.33 for year ended March 31, 2014.  We did not have a price swap agreement on our oil production for the year ended March 31, 2013.

Production and exploration. Production costs were $1,231,814 in fiscal 2014, a 14% increase from $1,082,043 in fiscal 2013. This was primarily the result of an increase in taxes related to an increase in sales, and fiscal 2014 includes twelve months of costs from the TBO wells compared to 3 months in fiscal 2013.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $1,151,482 in fiscal 2014, a 5% increase from $1,100,425 in fiscal 2013.  This was due to an increase in oil production and a decrease in gas reserves partially offset by a decrease in gas production and an increase in oil reserves.

General and administrative expenses.  General and administrative expenses were $1,136,939 for the year ended March 31, 2014, an 11% increase from $1,028,846 for the year ended March 31, 2013.  This was primarily due to an increase in engineering services, insurance, salaries and stock option compensation expense.

Interest expense.  Interest expense was $65,387 in fiscal 2014, a 21% increase from $53,832 in fiscal 2013, due to an increase in borrowings.

Income taxes. There was an income tax expense of $11,750 in fiscal 2014 compared to an income tax benefit of $31,504 in fiscal 2013.  The effective tax rate for fiscal 2014 was 4% compared to (15%) for fiscal 2013.

Derivatives.  Derivative losses of $99,262 were recorded during the year ended March 31, 2014.  This amount reflects $54,281 of realized losses and $44,981 of unrealized losses resulting from our oil swap agreement.

Fiscal 2013 Compared to Fiscal 2012

There was a net loss of $176,374 for the year ended March 31, 2013 compared to net income of $329,993 for the year ended March 31, 2012.

Oil and gas sales. Revenue from oil and gas sales was $3,063,707 for the year ended March 31, 2013, a 5% decrease from $3,223,659 for the year ended March 31, 2012. This resulted from an increase in oil and gas production partially offset by a decrease in oil and gas prices. The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

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

Interest expense.  Interest expense was $53,832 in fiscal 2013, an 87% increase from $28,840 in fiscal 2012, due to an increase in borrowings.

Income taxes.  There was an income tax benefit of $31,504 in fiscal 2013 compared to $27,960 in fiscal 2012.  The effective tax rate for fiscal 2013 was (15%) compared to (9%) for fiscal 2012.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of March 31, 2014:

	Payments due in:
	Total	less than 1 year	1 - 3 years	3 years
Contractual obligations:
Secured bank line of credit (1)	$2,425,000	$-	$2,425,000	$-
Leases (2)	$38,040	$19,020	$19,020	$-

(1)
These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $64,335 less than 1 year and $42,890 1-3 years.

(2)	The total obligation for the remainder of the leases is $56,520 which includes $18,479 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

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

Other Matters

Critical Accounting Policies and Estimates

In preparing financial statements, management makes informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, income taxes, fair value and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

Ceiling Test.  Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter.  The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings.  This is called a "ceiling limitation write-down."  This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings.

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

Derivatives.  The Company uses price swap contracts to reduce price volatility associated with certain of its oil sales.  All derivative financial instruments are recorded at fair value on the balance sheet as either assets or liabilities.  The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the Consolidated Statements of Operations under the caption “Loss on derivative instruments.”

Gas Balancing.  Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold.  A liability is recorded when our excess takes of natural gas volumes exceed our estimated remaining recoverable reserves (over produced).  No receivables are recorded for those wells where Mexco has taken less than its ownership share of gas production (under produced).

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Topic 606: Revenue from Contracts with Customers. ASU No. 2014-09 is effective for Mexco as of April 1, 2017. Management is evaluating the effect, if any this pronouncement will have on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Commodity Risk.  We use price swap derivatives to reduce price volatility associated with certain of our oil sales.  Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on reported crude oil pricing on the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”).  The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty.  Such contracts and any future swap arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil.  As of April 1, 2013 and expiring on March 31, 2015, Mexco entered into a 24 month swap agreement with Merrill Lynch Commodities, Inc. for 500 bbls of crude oil per month at a fixed price of $90.00 per bbl.

At March 31, 2014, we had a net liability derivative position of $44,981 related to our price swap derivatives. Utilizing actual derivative contractual volumes as of March 31, 2014, a 10% increase or decrease in forward curves associated with the underlying commodity would have changed the net liability of these instruments by approximately $58,000.  However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.  If the settled oil price in any month during the agreement period is five dollars per barrel more or less than the fixed price of $90.00 per bbl the effect to the Company would be $2,500 for that month.

Interest Rate Risk.  On March 31, 2014, we had an outstanding loan balance of $2,425,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.5 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $24,250 based on borrowings at March 31, 2014.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At March 31, 2014, our largest credit risk associated with any single purchaser was $153,749 or 25% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At March 31, 2014, our largest credit risk associated with any working interest partner was $2,591 or 14% of our total trade receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by one dollar per barrel for fiscal 2014, our oil and gas revenue would have changed by $27,186.  If the average gas price had increased or decreased by one dollar per mcf for fiscal 2014, oil and gas revenue would have changed by $361,652.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F1 through F20 hereof and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Board of Directors, applicable to all directors, officers and employees of Mexco.

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 "Internal Control - Integrated Framework". Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2014.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company's internal control over financial reporting occurred during the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 9, 2014 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2014, which is incorporated herein by reference.

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

Dated:  June 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 25, 2014, by the following persons on behalf of the Registrant and in the capacity indicated.

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

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation and Subsidiaries (the "Company") as of March 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Wichita, Kansas
June 25, 2014

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$156,082	$166,406
Accounts receivable:
Oil and gas sales	628,098	538,971
Trade	18,144	16,370
Prepaid costs and expenses	28,804	19,281
Total current assets	831,128	741,028

Property and equipment, at cost
Oil and gas properties, using the full cost method	35,460,741	34,309,328
Other	94,356	92,326
Accumulated depreciation, depletion and amortization	(18,475,174)	(17,323,692)
Property and equipment, net	17,079,923	17,077,962

Other noncurrent assets	7,239	116,454
Total assets	$17,918,290	$17,935,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$257,431	$431,848
Income tax payable	6,500	-
Derivative instruments	44,981	-
Total current liabilities	308,912	431,848

Long-term debt	2,425,000	2,950,000
Asset retirement obligations	926,577	763,412
Deferred income tax liabilities	858,449	853,199
Total liabilities	4,518,938	4,998,459

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,104,266 and 2,102,866 shares issued; 2,038,266 and 2,036,866 shares outstanding as of
March 31, 2014 and 2013, respectively	1,052,133	1,051,433
Additional paid-in capital	6,921,645	6,761,091
Retained earnings	5,766,566	5,465,453
Treasury stock, at cost (66,000 shares)	(340,992)	(340,992)
Total stockholders' equity	13,399,352	12,936,985
	$17,918,290	$17,935,444

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended March 31,

	2014	2013	2012
Operating revenues:
Oil and gas	$3,994,295	$3,063,707	$3,223,659
Other	47,646	32,708	16,380
Total operating revenues	4,041,941	3,096,415	3,240,039

Operating expenses:
Production	1,231,814	1,082,043	926,215
Accretion of asset retirement obligation	44,366	39,376	36,251
Depreciation, depletion and amortization	1,151,482	1,100,425	996,205
General and administrative	1,136,939	1,028,846	950,690
Total operating expenses	3,564,601	3,250,690	2,909,361

Operating income (loss)	477,340	(154,275)	330,678

Other income (expenses):
Interest income	172	229	195
Interest expense	(65,387)	(53,832)	(28,840)
Loss on derivative instruments	(99,262)	-	-
Net other expense	(164,477)	(53,603)	(28,645)

Earnings (loss) before provision for income taxes	312,863	(207,878)	302,033

Income tax expense (benefit):
Current	6,500	-	-
Deferred	5,250	(31,504)	(27,960)
	11,750	(31,504)	(27,960)

Net income (loss)	$301,113	$(176,374)	$329,993

Income (loss) per common share:
Basic:	$0.15	$(0.09)	$0.16
Diluted:	$0.15	$(0.09)	$0.16

Weighted average common shares outstanding:
Basic:	2,036,950	2,036,959	2,028,014
Diluted:	2,042,184	2,036,959	2,036,241

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2014, 2013 and 2012

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2011	$1,044,558	$(302,665)	$6,453,226	$5,311,834	$12,506,953
Net income	-	-	-	329,993	329,993
Purchase of stock	-	(22,780)	-	-	(22,780)
Issuance of stock through
options exercised	5,000	-	35,000	-	40,000
Stock based compensation	-	-	120,124	-	120,124
Balance at March 31, 2012	$1,049,558	$(325,445)	$6,608,350	$5,641,827	$12,974,290
Net loss	-	-	-	(176,374)	(176,374)
Purchase of stock	-	(15,547)	-	-	(15,547)
Issuance of stock through
options exercised	1,875	-	14,438	-	16,313
Stock based compensation	-	-	138,303	-	138,303
Balance at March 31, 2013	$1,051,433	$(340,992)	$6,761,091	$5,465,453	$12,936,985
Net income	-	-	-	301,113	301,113
Issuance of stock through
options exercised	700	-	8,106	-	8,806
Stock based compensation	-	-	152,448	-	152,448
Balance at March 31, 2014	$1,052,133	$(340,992)	$6,921,645	$5,766,566	$13,399,352

SHARE ACTIVITY
		2014	2013	2012
Common stock shares, issued:
At beginning of year		2,102,866	2,099,116	2,089,116
Issued		1,400	3,750	10,000
At end of year		2,104,266	2,102,866	2,099,116

Common stock shares, held in treasury:
At beginning of year		(66,000)	(63,167)	(59,167)
Acquisitions		-	(2,833)	(4,000)
At end of year		(66,000)	(66,000)	(63,167)

Common stock shares, outstanding
At end of year		2,038,266	2,036,866	2,035,949

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended March 31,

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$301,113	$(176,374)	$329,993
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred income tax expense (benefit)	5,250	(31,504)	(27,960)
Stock-based compensation	152,448	138,303	120,124
Depreciation, depletion and amortization	1,151,482	1,100,425	996,205
Accretion of asset retirement obligations	44,366	39,376	36,251
Loss on derivative instruments	99,262	-	-
Changes in assets and liabilities, net of business combination:
(Increase) decrease in accounts receivable	(90,901)	(117,123)	63,052
(Increase) decrease in prepaid expenses	(9,523)	(2,499)	47,697
Decrease (increase) in noncurrent assets	109,215	(116,454)	-
Increase in income tax payable	6,500	-	-
Increase (decrease) in accounts payable and accrued expenses	43,289	(17,358)	10,257
Net cash provided by operating activities	1,812,501	816,792	1,575,619

Cash flows from investing activities:
Additions to oil and gas properties	(2,150,478)	(1,300,151)	(1,642,449)
Acquisition of business	-	(1,150,000)	-
Additions to other property and equipment	(2,030)	(13,806)	-
Settlement of asset retirement obligations	(63,230)	(4,918)	(2,323)
Settlement of derivatives	(54,281)	-	-
Proceeds from sale of oil and gas properties and equipment	963,388	69,042	471,543
Net cash used in investing activities	(1,306,631)	(2,399,833)	(1,173,229)

Cash flows from financing activities:
Acquisition of treasury stock	-	(15,547)	(22,780)
Proceeds from exercise of stock options	8,806	16,313	40,000
Reduction of long-term debt	(1,375,000)	(350,000)	(1,200,000)
Proceeds from long-term debt	850,000	1,600,000	1,100,000
Net cash (used in) provided by financing activities	(516,194)	1,250,766	(82,780)

Net (decrease) increase in cash and cash equivalents	(10,324)	(332,275)	319,610

Cash and cash equivalents at beginning of period	166,406	498,681	179,071

Cash and cash equivalents at end of period	$156,082	$166,406	$498,681

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,170	$49,158	$27,920

Non-cash investing and financing activities:
Asset retirement obligations	$134,113	$114,003	$53,468
Acquisition of subsidiary resulting in the assumption of liabilities as follows:
Fair value of assets	$-	$1,276,636	$-
Cash paid	-	(1,150,000)	-
Liabilities assumed	$-	$126,636	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2014, 2013 and 2012

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the "Company") are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids ("NGLs"). Most of the Company's oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in twelve states. Although most of the Company's oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

Estimates and Assumptions. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are used in determining year end proved oil and gas reserves. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. The estimate of the Company's oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2014, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer's financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectability of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company's previous loss history. The Company has not experienced any significant credit losses. For the years ending March 31, 2014, 2013 and 2012, no allowance has been made for doubtful accounts.

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

Ceiling Test.  Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties.  That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves; and, using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties.  If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, the Company must charge the amount of the excess to earnings as an expense reflected in additional accumulated DD&A.  This is called a "ceiling limitation write-down."  This charge does not impact cash flow from operating activities, but does reduce stockholders' equity and reported earnings.

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

Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. The Company uses the present value of estimated cash flows related to the ARO to determine the fair value. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the related asset.

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

For the year ended March 31, 2014, 35,000 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $5.98 at March 31, 2014.  Due to a net loss for the year ended March 31, 2013, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the year ended March 31, 2012, 40,000 options were excluded from the diluted net income per share calculations because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.80 at March 31, 2012.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

	2014	2013	2012
Net income (loss)	$301,113	$(176,374)	$329,993

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,036,950	2,036,959	2,028,014
Effect of the assumed exercise of dilutive stock options	5,234	-	8,227
Weighted avg. common shares outstanding – dilutive	2,042,184	2,036,959	2,036,241

Income (loss) per common share:
Basic	$0.15	$(0.09)	$0.16
Diluted	$0.15	$(0.09)	$0.16

Revenue Recognition. Oil and gas sales and resulting receivables are recognized when the product is delivered to the purchaser and title has transferred. Sales are to credit-worthy energy purchasers with payments generally received within 60 days of transportation from the well site. The Company has historically had little, if any, uncollectible oil and gas receivables.

Gas Balancing. Gas imbalances are accounted for under the sales method whereby revenues are recognized based on production sold. A liability is recorded when excess takes of natural gas volumes exceed estimated remaining recoverable reserves (over produced). No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (under produced). The Company does not have any significant gas imbalances.

Stock-based Compensation. The Company uses the Binomial option pricing model to estimate the fair value of stock based compensation expenses at grant date. This expense is recognized as compensation expense in its financial statements over the vesting period. The Company recognizes the fair value of stock-based compensation awards as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Topic 606: Revenue from Contracts with Customers. ASU No. 2014-09 is effective for Mexco as of April 1, 2017. Management is evaluating the effect, if any this pronouncement will have on the Company's consolidated financial statements.

3.  Business Combinations

On December 31, 2012, the Company purchased all of the outstanding ownership interests of TBO Oil & Gas, LLC ("TBO"), a Texas limited liability company which owns non-operated working interests in approximately 280 wells producing primarily oil, expanding the Company's revenues. The cash purchase price of $1,150,000 was funded from its $4.9 million bank credit facility.

The purchase price was allocated to the assets acquired and liabilities assumed at estimated fair values as follows:

Proved oil and gas properties	$1,202,013
Accounts receivable	74,623
Total assets acquired	1,276,636

Accounts payable	(45,876)
Asset retirement obligations assumed	(80,760)
Net purchase price	$1,150,000

The Company’s results of operations for fiscal year 2014 include approximately $705,000 in revenues and approximately $448,000 in earnings from TBO.  The Company’s results of operations for fiscal year 2013 include approximately $119,800 in revenues and approximately $62,400 in earnings from TBO.  The Company’s results of operations for fiscal year 2012 do not include any revenues or costs from TBO.

The Company has not disclosed the pro forma information for this acquisition because the revenue and expenses for this acquisition were immaterial to its consolidated financial statements.

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

The fair value of the Company’s crude oil swaps are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity.  The valuation of the Company’s derivative instrument is deemed to use Level 2 inputs.  See the Company’s Note 8 on Derivatives for further discussion.  The unrealized loss on derivatives for the year ended March 31, 2014 was approximately $45,000.

The initial measurement of asset retirement obligations’ fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.  See the Company’s note on AROs for further discussion.  AROs incurred during the year ended March 31, 2014 were approximately $134,000.

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying consolidated balance sheets for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

5.  Credit Facility

Mexco has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties. Availability of this line of credit at March 31, 2014 was $2,319,333.  No principal payments are anticipated to be required through November 30, 2015.

The Agreement was renewed seven times with the seventh amendment on October 25, 2013, which revised the maturity date to November 30, 2015. Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.65% on March 31, 2014. Interest on the outstanding amount under the credit agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement. The Company is in compliance with all covenants as of March 31, 2014. In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements; however, it is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of March 31, 2014, two letters of credit for $50,000 and $105,667, in lieu of plugging bonds with the Texas Railroad Commission ("TRRC") covering the properties the Company operates, are outstanding under the facility. These letters of credit renew annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of March 31, 2014 was $2,425,000 and as of June 25, 2014 was $2,300,000.  The following table is a summary of activity on the Bank of America, N.A. line of credit for the year ended March 31, 2014:

Principal
Balance at April 1, 2013:	$2,950,000
Borrowings	850,000
Repayments	(1,375,000)
Balance at March 31, 2014:	$2,425,000

6.  Asset Retirement Obligations

The Company's asset retirement obligations relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. The fair value of a liability for an ARO is recorded in the period in which it is incurred, discounted to its present value using the credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and accrued expenses.

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2014	2013
Carrying amount of asset retirement obligations as of April 1	$813,412	$663,279
Liabilities incurred	134,113	114,003
Liabilities settled	(30,314)	(3,246)
Accretion expense	44,366	39,376
Carrying amount of asset retirement obligations as of March 31	961,577	813,412
Less: Current portion	35,000	50,000
Non-Current asset retirement obligation	$926,577	$763,412

7.  Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes we record requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2011. In January 2014, the Company was notified by the Internal Revenue Service that it had been selected at random for a compliance research examination of fiscal year ending March 31, 2012.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2014	2013
Deferred tax assets:
Percentage depletion carryforwards	$1,463,834	$1,336,630
Deferred stock-based compensation	29,475	24,003
Asset retirement obligation	298,089	252,158
Net operating loss	298,736	503,659
Derivative instruments	13,944
Other	9,673	3,237
	2,113,751	2,119,687
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	(2,972,200)	(2,972,886)

Net deferred tax liabilities	$(858,449)	$(853,199)

As of March 31, 2014, the Company has a statutory depletion carryforward of approximately $4,700,000, which does not expire. At March 31, 2014, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $3,200,000, which will begin expiring in 2029. The Company's ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

The income tax provision consists of the following for years ended March 31, 2014, 2013 and 2012:

	2014	2013	2012
Current income tax expense	$6,500	$-	$-
Deferred income tax expense (benefit)	5,250	(31,504)	(27,960)
Total income tax provision:	$11,750	$(31,504)	$(27,960)

Effective tax rate	4%	(15%)	(9%)

The current income tax expense for fiscal year 2014 is the Company's anticipated alternative minimum tax that cannot offset with its alternative minimum tax net operating loss. The tax benefit from the net operating loss carryforward for the year ended March 31, 2014 was approximately $205,000."

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2014	2013	2012
Tax expense at federal statutory rate (1)	$106,374	$(70,678)	$102,691
Statutory depletion carryforward	(127,204)	-	(155,734)
Effect of graduated rates	(13,841)	3,391	(16,940)
Revision of prior year estimates	-	-	4,314
Permanent differences	46,421	35,783	30,210
Other	-	-	7,499
Total income tax expense (benefit)	$11,750	$(31,504)	$(27,960)

Effective income tax rate	4%	(15%)	(9%)

(1)	The federal statutory rate was 34% for fiscal years ending March 31, 2014, 2013 and 2012.

For the years ended March 31, 2014, 2013 and 2012, the Company did not have any uncertain tax positions.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2014	2013	2012
Unrecognized tax benefits at beginning of period	$677,000	$677,000	$670,000
Additions based on tax positions related to the current year	2,000	-	-
Changes to tax positions of prior years	-	-	7,000
Settlements	-	-	-
Expirations	-	-	-
Unrecognized tax benefits at end of period	$679,000	$677,000	$677,000

While the amount of unrecognized tax benefits may change in the next 12 months, the Company does not expect any change to have a significant impact on its results of operations. The recognition of the total amount of the unrecognized tax benefits would have an impact on the effective tax rate. If these unrecognized tax benefits are disallowed, the Company will be required to pay additional taxes.

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

The Company uses price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company's fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company's derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate ("NYMEX WTI") pricing. The counterparty to the Company's derivative contract is Merrill Lynch Commodities, Inc., which the Company believes is an acceptable credit risk.

As of March 31, 2014 the Company had the following open crude oil derivative positions with respect to future production based on NYMEX WTI pricing:

	Volume (bbls)	Fixed Swap Price
Production Period
April 2014 – March 2015	6,000	$90.00

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity.

The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows for the years ended March 31:

	2014	2013
Current assets: Derivative instruments	$-	$-
Noncurrent assets: Derivative instruments	-	$-
Total assets	$-	$-

Current liabilities: Derivative instruments	$44,981	$-
Noncurrent liabilities: Derivative instruments	-	$-
Total liabilities	$44,981	$-

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the consolidated statements of operations for the year ended March 31, 2014 and 2013:

	2014	2013
Unrealized loss on open non-hedge derivative instruments	$(44,981)	$-
Loss on settlement of non-hedge derivative instruments	(54,281)	$-
Total loss on derivative instruments	$(99,262)	$-

9.  Major Customers

Currently, the Company operates exclusively within the United States and its revenues and operating profit are derived from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are unsecured. Historically, the Company has not experienced significant credit losses on its oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on the Company's ability to sell its oil and gas production.

In fiscal 2014, one customer accounted for 22% of the total oil and gas revenues and 25% of the total oil and gas accounts receivable.  In fiscal 2013, one customer accounted for 26% of the total oil and gas revenues and 24% of the total oil and gas accounts receivable.  In fiscal 2012, one customer accounted for 22% of the total oil and gas revenues and 24% of the total oil and gas accounts receivable.

10.  Oil and Gas Costs

The costs related to the Company's oil and gas activities were incurred as follows for the year ended March 31:

	2014	2013	2012
Property acquisition costs:
Proved	$785,144	$20,542	$368,444
Unproved	-	-	-
Exploration	9,641	15,715	9,910
Development	1,152,986	1,265,126	1,455,993
Capitalized asset retirement obligations	134,113	114,003	53,468
Total costs incurred for oil and gas properties	$2,081,884	$1,415,386	$1,887,815

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2014	2013	2012
Proved oil and gas properties	$35,386,751	$34,138,841	$31,669,572
Unproved oil and gas properties:
subject to amortization	73,990	170,487	170,487
not subject to amortization	-	-	-
	35,460,741	34,309,328	31,840,059
Less accumulated DD&A	18,395,619	17,249,803	16,154,203
	$17,065,122	$17,059,525	$15,685,856

DD&A amounted to $2.18, $2.03 and $1.94 per mcfe of production for the years ended March 31, 2014, 2013 and 2012, respectively.

11.  Stockholders’ Equity

In June 2013, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company's common stock for the treasury account. There were no shares of common stock repurchased for the treasury account during fiscal 2014. During the fiscal year ended March 31, 2013, the Company repurchased 2,833 shares for the treasury at an aggregate cost of $15,547. During fiscal 2012, the Company repurchased 4,000 shares at an aggregate cost of $22,780.

12.  Stock Options

In September 2009, the Company adopted the 2009 Employee Incentive Stock Plan (the "2009 Plan"). The 2009 Plan provides for the award of stock options up to 200,000 shares and includes option awards as well as stock awards. Option awards are granted with the restriction of requiring payment for the shares. Stock awards are granted without restrictions and without payment by the recipient. Neither option awards nor stock awards may exceed 25,000 shares granted to any one individual in any fiscal year. Stock options may be an incentive stock option or a nonqualified stock option. Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant and are subject to forfeiture if employment terminates. The 2009 Plan expires ten years from the date of adoption.

According to the Company's employee stock incentive plan, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under the plan. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2014, 2013 and 2012.

The Company recognized compensation expense of $152,448, $138,303 and $120,124 in general and administrative expense in the Consolidated Statements of Operations for fiscal 2014, 2013 and 2012, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2014 totals $125,444, which is expected to be recognized over a weighted average of 2.2 years.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model. Expected volatilities are based on historical volatility of the Company's stock over the contractual term of 120 months and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As the Company has never declared dividends, no dividend yield is used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company's common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

During the year ended March 31, 2014, the Compensation Committee of the Board of Directors approved and the Company granted 35,000 stock options to officers and employees of the Company exercisable at $5.98 per share. During the year ended March 31, 2013, no stock options were granted. During the year ended March 31, 2012, 40,000 stock options were approved and exercisable at $6.80 per share. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2014, 2013 and 2012.  All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2014	2013	2012
Grant-date fair value	$4.75	-	$5.69
Volatility factor	77.01%	-	85.92%
Dividend yield	-	-	-
Risk-free interest rate	1.74%	-	1.49%
Expected term (in years)	10	-	7.25

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards.  There were no stock options forfeited or expired during the years ended March 31, 2014, 2013 and 2012.

The following table is a summary of activity of stock options for the year ended March 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2011	53,750	$5.69	7.33	$401,200
Granted	40,000	6.80
Exercised	(10,000)	4.00
Forfeited or Expired	-	-
Outstanding at March 31, 2012	83,750	$6.42	8.65	$127,363
Granted	-	-
Exercised	(3,750)	4.35
Forfeited or Expired	-	-
Outstanding at March 31, 2013	80,000	$6.52	8.03	$-
Granted	35,000	5.98
Exercised	(1,400)	6.29
Forfeited or Expired	-	-
Outstanding at March 31, 2014	113,600	$6.35	7.66	$154,062

Vested at March 31, 2014	48,600	$6.46	6.92	$60,537
Exercisable at March 31, 2014	48,600	$6.46	6.92	$60,537

Other information pertaining to option activity was as follows during the year ended March 31:

	2014	2013	2012
Weighted average grant-date fair value of stock options granted (per share)	$4.75	$-	$5.69
Total fair value of options vested	$261,373	$160,125	$59,875
Total intrinsic value of options exercised	$6,244	$3,138	$38,600

The following table summarizes information about options outstanding at March 31, 2014:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$5.98 – 6.25	45,000	$6.00
6.26 – 6.50	28,600	6.29
6.51 – 6.80	40,000	6.80
$5.98 – 6.80	113,600	$6.35	7.66	$154,062

Outstanding options at March 31, 2014 expire between August 2020 and April 2023 and have exercise prices ranging from $5.98 to $6.80.

13.  Related Party Transactions

Related party transactions for the fiscal year ended March 31, 2014 relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the years ended March 31, 2014, 2013 and 2012 were $133,861, $144,404 and $123,932, respectively.

14.  Oil and Gas Reserve Data (Unaudited)

The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC. The estimates as of March 31, 2014, 2013, and 2012 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change.

Proved reserves are estimated quantities of oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2011	290,000	8,757,000
Revision of previous estimates	33,000	(183,000)
Purchase of minerals in place	19,000	-
Extensions and discoveries	23,000	267,000
Sales of minerals in place	-	-
Production	(19,000)	(396,000)
As of March 31, 2012	346,000	8,445,000
Revision of previous estimates	(10,000)	(589,000)
Purchase of minerals in place	48,000	71,000
Extensions and discoveries	5,000	318,000
Sales of minerals in place	-	-
Production	(23,000)	(401,000)
As of March 31, 2013	366,000	7,844,000
Revision of previous estimates	12,000	(1,404,000)
Purchase of minerals in place	50,000	18,000
Extensions and discoveries	101,000	163,000
Sales of minerals in place	-	-
Production	(27,000)	(362,000)
As of March 31, 2014	502,000	6,259,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.  Proved undeveloped reserves ("PUD") are proved reserves are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The downward revision of natural gas is primarily the result of SEC Rules which require such reserves to be developed within five years.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2014, 2013 and 2012:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2011	159,975	4,964,061
As of March 31, 2012	194,620	5,359,670
As of March 31, 2013	237,420	4,807,020
As of March 31, 2014	294,620	4,081,470

Proved Undeveloped Reserves:
As of April 1, 2011	130,187	3,792,974
As of March 31, 2012	151,730	3,085,060
As of March 31, 2013	128,290	3,037,180
As of March 31, 2014	206,930	2,177,810

As of March 31, 2014, 2013 and 2012 reserves were computed using the 12-month unweighted average of the first-day-of-the-month prices, in accordance with current SEC rules.

At March 31, 2014, the Company reported estimated PUDs of 3.4 bcfe, which accounted for 37% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 54 new wells (1.9 bcfe), 3 of which we operate, and 1 new zone behind pipe from a currently producing wellbore (.4 bcfe) that the Company also operates. The Company's timetable for this well is totally dependent on the life of the currently producing zone. After the current zone has depleted, the Company will open the new productive zone. Of the 3 wells the Company operates (1.1 bcfe), all 3 have additional productive zones behind pipe (.3 bcfe). Also, there is potential to commingle the new zones in the new wells with prior permission from the Railroad Commission. The Company projects 2 operated wells will be drilled in fiscal 2015, with the 1 remaining well in fiscal 2016. Regarding the remaining 51 PUD locations operated by others (.8 bcfe), 5 wells are currently being drilled and 2 locations are currently being prepared to drill with plans for 10 wells to follow in 2015, 30 wells in 2016 and 4 wells in 2017.

Included in proved undeveloped reserves at March 31, 2014 are approximately .8 bcfe of reserves which have remained undeveloped for more than five years. This consists of one drilling location in an area where the Company has long-standing operations and this location is currently held by production from other wells in which the Company owns. The Company plans to drill this well during fiscal 2015.

The following table discloses the Company's progress toward the conversion of PUDs during fiscal 2014.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(Mcfe)	Development Costs
PUDs, beginning of year	3,806,941	$4,541,517
Revision of previous estimates	(982,517)	(1,130,163)
Conversions to PD reserves	(126,642)	(288,264)
Additional PUDs added	721,580	1,497,230
PUDs, end of year	3,419,362	$4,620,320

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2014, 2013 and 2012 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties.  Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's share of proved undeveloped properties through March 31, 2019 are $4,826,362.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions.  The average prices used for fiscal 2014 were $94.23 per bbl of oil and $3.67 per mcf of natural gas.  The average prices used for fiscal 2013 were $85.53 per bbl of oil and $2.76 per mcf of natural gas.  The average prices used for fiscal 2012 were $93.75 per bbl of oil and $3.83 per mcf of natural gas.

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

The basis for this table is the reserve studies prepared by an independent petroleum engineering consultant, which contain imprecise estimates of quantities and rates of production of reserves.  Revisions of previous year estimates can have a significant impact on these results.  Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation.  Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of proved oil and gas properties.

The standardized measure of discounted future cash flows at March 31, 2014, 2013 and 2012, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2014	2013	2012
Future cash inflows	$70,252,000	$52,900,000	$64,783,000
Future production costs and taxes	(20,647,000)	(14,893,000)	(16,031,000)
Future development costs	(4,826,000)	(4,850,000)	(4,530,000)
Future income taxes	(9,801,000)	(6,374,000)	(9,920,000)
Future net cash flows	34,978,000	26,783,000	34,302,000
Annual 10% discount for estimated timing of cash flows	(15,649,000)	(12,414,000)	(14,946,000)
Standardized measure of discounted future net cash flows	$19,329,000	$14,369,000	$19,356,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2014	2013	2012
Sales of oil and gas produced, net of production costs	$(2,762,000)	$(1,982,000)	$(2,298,000)
Net changes in price and production costs	2,464,000	(5,881,000)	(375,000)
Changes in previously estimated development costs	270,000	1,150,000	1,353,000
Revisions of quantity estimates	(657,000)	(811,000)	1,344,000
Net change due to purchases and sales of minerals in place	1,332,000	1,471,000	390,000
Extensions and discoveries, less related costs	3,802,000	321,000	1,449,000
Net change in income taxes	(1,997,000)	2,178,000	(596,000)
Accretion of discount	1,779,000	2,495,000	2,265,000
Changes in timing of estimated cash flows and other	729,000	(3,928,000)	(1,828,000)
Changes in standardized measure	4,960,000	(4,987,000)	1,704,000
Standardized measure, beginning of year	14,369,000	19,356,000	17,652,000
Standardized measure, end of year	$19,329,000	$14,369,000	$19,356,000

15.  Selected Quarterly Financial Data (Unaudited)

	FISCAL 2014
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$953,291	$948,633	$1,108,102	$984,269
Operating profit	88,425	106,078	212,368	70,469
Net income	2,272	88,659	194,051	16,131
Net income per share – basic	0.00	0.04	0.10	0.01
Net income per share – diluted	0.00	0.04	0.10	0.01

	FISCAL 2013
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$924,098	$781,426	$734,313	$623,870
Operating profit (loss)	63,270	(78,469)	(17,004)	(122,072)
Net (loss) income	(74,340)	(39,580)	763	(63,217)
Net income per share – basic	(0.04)	(0.02)	0.00	(0.03)
Net income per share – diluted	(0.04)	(0.02)	0.00	(0.03)

INDEX TO EXHIBITS

Exhibit
Number

3.1*	Articles of Incorporation

3.2***	Amended Bylaws as amended on September 13, 2011

10.1**	Stock Option Plan

10.2*	Bank Line of Credit

10.4****	2009 Employee Incentive Stock Plan

14.1*****	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Joe C. Neal & Associates, Independent Petroleum Engineer

*	Incorporated by reference to the Company’s Annual Report on Form 10-K dated June 24, 1998.
**	Incorporated by reference to the Amendment to Schedule 14C Information Statement filed on August 13, 1998.
***	Filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K dated September 14, 2011.
****	Filed with the Company’s Proxy Statement filed July 16, 2009.
*****	Filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.