Form 10-Q
period 2014-06-30
MEXCO ENERGY CORP
filed 2014-08-06
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 6, 2014 was 2,038,266.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2014	2014

ASSETS
Current assets
Cash and cash equivalents	$152,498	$156,082
Accounts receivable:
Oil and gas sales	596,567	628,098
Trade	12,921	18,144
Prepaid costs and expenses	61,016	28,804
Total current assets	823,002	831,128

Property and equipment, at cost
Oil and gas properties, using the full cost method	35,757,834	35,460,741
Other	94,356	94,356
Accumulated depreciation, depletion and amortization	(18,775,989)	(18,475,174)
Property and equipment, net	17,076,201	17,079,923

Other noncurrent assets	949	7,239
Total assets	$17,900,152	$17,918,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$325,087	$257,431
Income tax payable	-	6,500
Derivative instruments	59,121	44,981
Total current liabilities	384,208	308,912

Long-term debt	2,300,000	2,425,000
Asset retirement obligations	932,194	926,577
Deferred income tax liabilities	841,068	858,449
Total liabilities	4,457,470	4,518,938

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,104,266 shares issued and 2,038,266 shares outstanding as of June 30, 2014 and March 31, 2014	1,052,133	1,052,133
Additional paid-in capital	6,945,921	6,921,645
Retained earnings	5,785,620	5,766,566
Treasury stock, at cost (66,000 shares)	(340,992)	(340,992)
Total stockholders' equity	13,442,682	13,399,352
Total liabilities and stockholders’ equity	$17,900,152	$17,918,290

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2014	2013

Operating revenues:
Oil and gas	$1,006,656	$984,269
Other	11,178	12,256
Total operating revenues	1,017,834	996,525

Operating expenses:
Production	310,778	308,636
Accretion of asset retirement obligations	4,835	10,917
Depreciation, depletion and amortization	300,815	295,033
General and administrative	350,337	311,470
Total operating expenses	966,765	926,056

Operating income	51,069	70,469

Other income (expense):
Interest income	2	2
Interest expense	(15,770)	(20,130)
Loss on derivative instruments	(33,628)	(27,392)
Net other expense	(49,396)	(47,520)

Earnings before provision for income taxes	1,673	22,949

Income tax (benefit) expense:
Current	-	-
Deferred	(17,381)	6,818
	(17,381)	6,818

Net income	$19,054	$16,131

Income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average common shares outstanding:
Basic	2,038,266	2,036,866
Diluted	2,054,847	2,038,491

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2014	$1,052,133	$(340,992)	$6,921,645	$5,766,566	$13,399,352
Net income	-	-	-	19,054	19,054
Stock based compensation	-	-	24,276	-	24,276
Balance at June 30, 2014	$1,052,133	$(340,992)	$6,945,921	$5,785,620	$13,442,682

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2014		2,104,266
Issued		-
Balance at June 30, 2014		2,104,266

Common stock shares, held in treasury:
Balance at March 31, 2014		(66,000)
Acquisitions		-
Balance at June 30, 2014		(66,000)

Common stock shares, outstanding
at June 30, 2014		2,038,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$19,054	$16,131
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(17,381)	6,818
Stock-based compensation	24,276	39,372
Depreciation, depletion and amortization	300,815	295,033
Accretion of asset retirement obligations	4,835	10,917
Loss on derivative instruments	33,628	27,392
Changes in assets and liabilities, net of business combination:
Decrease (increase) in accounts receivable	36,754	(107,645)
Increase in prepaid expenses	(32,213)	(38,614)
Decrease in noncurrent assets	6,291	109,480
Decrease in income tax payable	(6,500)	-
Increase in accounts payable and accrued expenses	55,600	51,104
Net cash provided by operating activities	425,159	409,988

Cash flows from investing activities:
Additions to oil and gas properties	(284,223)	(463,324)
Additions to other property and equipment	-	(931)
Settlement of asset retirement obligations	(156)	(97)
Settlement of derivatives	(19,489)	(6,335)
Proceeds from sale of oil and gas properties and equipment	125	67
Net cash used in investing activities	(303,743)	(470,620)

Cash flows from financing activities:
Reduction of long-term debt	(125,000)	-
Net cash used in financing activities	(125,000)	-

Net decrease in cash and cash equivalents	(3,584)	(60,632)

Cash and cash equivalents at beginning of period	156,082	166,406

Cash and cash equivalents at end of period	$152,498	$105,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,387	$20,130
Income taxes paid	$6,500	$-

Non-cash investing and financing activities:
Asset retirement obligations	$782	$2,895

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of its operations and cash flows for the interim periods ended June 30, 2014 and 2013.  The financial statements as of June 30, 2014 and for the three month periods ended June 30, 2014 and 2013 are unaudited.  The consolidated balance sheet as of March 31, 2014 was derived from the audited balance sheet filed in the Company’s 2014 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Reclassifications. Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Topic 606: Revenue from Contracts with Customers.  ASU No. 2014-09 is effective for Mexco as of April 1, 2017.  Management is evaluating the effect, if any this pronouncement will have on our consolidated financial statements.

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

The ARO is included on the Consolidated Balance Sheets with the current portion being included in the accounts payable and other accrued expenses.

The following table provides a rollforward of the AROs for the first three months of fiscal 2015:

Carrying amount of asset retirement obligations as of April 1, 2014	$961,577
Liabilities incurred	782
Liabilities settled	-
Accretion expense	4,835
Carrying amount of asset retirement obligations as of June 30, 2014	967,194
Less: Current portion	35,000
Non-Current asset retirement obligation	$932,194

4. Stock-based Compensation

The Company recognized compensation expense of $24,276 and $39,372 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013, respectively.  The total cost related to non-vested awards not yet recognized at June 30, 2014 totals approximately $101,168 which is expected to be recognized over a weighted average of 1.84 years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the three months ended June 30, 2014 and 2013.  All such amounts represent the weighted average amounts.

	Three Months Ended
	June 30
	2014	2013
Grant-date fair value	-	$ 4.75
Volatility factor	-	77.01%
Dividend yield	-	-
Risk-free interest rate	-	1.74%
Expected term (in years)	-	7

The following table is a summary of activity of stock options for the three months ended June 30, 2014

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at March 31, 2014	113,600	$6.35	7.66	$154,062
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2014	113,600	$6.35	7.41	$222,222

Vested at June 30, 2014	57,350	$6.39	7.00	$37,372
Exercisable at June 30, 2014	57,350	$6.39	7.00	$37,372

Outstanding options at June 30, 2014 expire between August 2020 and April 2023 and have exercise prices ranging from $5.98 to $6.80.

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

The fair value amount reported in the accompanying consolidated balance sheets for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics and is deemed to use Level 2 inputs.  See the Company’s Note 6 on Credit Facility for further discussion.

The fair value of the Company’s crude oil swaps are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The valuation of the Company’s derivative instrument is deemed to use Level 2 inputs.  See the Company’s Note 8 on Derivatives for further discussion.

6.  Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $4,900,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $4,900,000.  Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.  Availability of this line of credit at June 30, 2014 was $2,444,333.  No principal payments are anticipated to be required through November 30, 2015.

The Agreement was renewed seven times with seventh amendment on October 25, 2013, which revised the maturity date to November 30, 2015.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.6495% on June 30, 2014.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of June 30, 2014.  In addition, this Agreement prohibits the Company from paying cash dividends on its common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits.  As of June 30, 2014, two letters of credit for $50,000 and $105,667, in lieu of plugging bonds with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates, are outstanding under the facility. These letters of credit renew annually.  The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2014:

Principal
Balance at March 31, 2014:	$2,425,000
Borrowings	-
Repayments	125,000
Balance at June 30, 2014:	$2,300,000

7. Income Taxes

The income tax provision consists of the following for the three months ended June 30, 2014 and 2013:

	2014	2013

Current income tax expense	$-	$-
Deferred income tax (benefit) expense	(17,381)	6,818
Total income tax provision	$(17,381)	$6,818

This change in our effective tax rate was primarily the result of an increase in statutory depletion carryforward for the three months ended June 30, 2014.

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

The Company has used price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”) pricing. The counterparty to the Company’s derivative contract is Merrill Lynch Commodities, Inc., which the Company believes is an acceptable credit risk.

As of June 30, 2014 the Company had the following open crude oil derivative positions with respect to future production based on NYMEX WTI pricing:

	Volume (bbls)	Fixed Swap Price
Production Period
July 2014 – March 2015	4,500	$90.00

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity.

The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30, 2014	March 31, 2014
Current assets: Derivative instruments	$-	$-
Noncurrent assets: Derivative instruments	-	7,239
Total assets	$-	$7,239

Current liabilities: Derivative instruments	$59,121	$44,981
Noncurrent liabilities: Derivative instruments	-	-
Total liabilities	$59,121	$44,981

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the consolidated statements of operations three months ended June 30, 2014 and 2013:

	2014	2013
Unrealized loss on open non-hedge derivative instruments	$(14,139)	$(21,057)
Loss on settlement of non-hedge derivative instruments	(19,489)	(6,335)
Total loss on derivative instruments	$(33,628)	$(27,392)

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the quarter ended June 30, 2014 and 2013 were $28,077 and $32,534, respectively.

10.  Income Per Common Share

The Company’s basic net income per share has been computed based on the weighted average number of common shares outstanding during the period.  Diluted net income per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method.  In periods where losses are reported, the weighted average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three month periods ended June 30, 2014 and 2013.

	2014	2013
Net income	$19,054	$16,131

Shares outstanding:
Weighted average common shares outstanding – basic	2,038,266	2,036,866
Effect of the assumed exercise of dilutive stock options	16,581	1,625
Weighted average common shares outstanding – dilutive	2,054,847	2,038,491

Earnings per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

For the quarter ended June 30, 2014, 35,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $5.98 at June 30, 2014. For the quarter ended June 30, 2013, 105,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $6.38 at June 30, 2013.

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

At June 30, 2014, we had working capital of $438,794 compared to working capital of $522,216 at March 31, 2014, a decrease of $83,422 for the reasons set forth below.

For the first three months of fiscal 2015, cash flow from operations was $425,159, a 4% increase when compared to the corresponding period of fiscal 2014.  Cash of $284,223 was used for additions to oil and gas properties; cash of $125,000 was used to reduce the balance on the line of credit; and cash of $19,489 was used for the settlement of derivatives.  Accordingly, net cash decreased $3,584.

Texas

A joint venture in which we are a working interest partner entered into a joint development agreement to develop the Wolfcamp B formation using horizontal drilling and multi-stage fracture stimulation on a 1,125-acre tract in Reagan County, Texas.  There are seven (7) prospective drill sites on this acreage planned to be drilled during calendar year 2014.  The first three wells have been drilled and are currently undergoing completion procedures.  Our share of the costs for these wells through June 30, 2014 and purchase additional working interests for our now approximate 1.45% working interest (1.25% net revenue interest) was approximately $368,000.

In April 2014, we participated in the drilling of a horizontal well in the Wolfcamp formation of the Lin Field of Reagan County, Texas.  The unit, operated by EOG Resources, Inc., contains 3 producing wells on approximately 500 acres.  Mexco’s working interest in this unit is .8086% (.6064% net revenue interest).  Our share of the costs to drill this fourth well through June 30, 2014 was approximately $14,000.

We participated in the drilling of two horizontal wells and one vertical well in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas.  One well has been completed and is currently producing.  The other two wells are undergoing drilling and completion operations.  The three units, now operated by Apache Corporation, contain approximately 1,900 acres.  Mexco’s working interest in these wells is .4167% (.3125% net revenue interest).  Our share of the costs to drill and complete these wells through June 30, 2014 was approximately $60,000.  Subsequently, in July 2014, Apache announced plans to drill another horizontal well in the Strawn formation.

We participated in the drilling of a well to an approximate depth of 5,000 feet in the Grayburg and San Andres formations of the Fuhrman-Mascho Field of Andrews County, Texas.  This well has been completed and is now producing.  The unit, operated by Cone & Petree Oil & Gas Exploration, Inc., contains 160 gross acres and a total of ten (10) wells – four (4) producing oil from the San Andres formation and six producing oil from the Grayburg and San Andres formations.  Our share of the costs for our approximate 16.2% working interest (11.66% net revenue interest) of this last well through June 30, 2014 was approximately $109,000.  This property contains an additional six (6) potential drill sites in the Grayburg and San Andres formations with three (3) planned to be drilled in 2014.

New Mexico

We agreed to participate in the drilling of two horizontal wells in the Bone Springs formation of Lea County, New Mexico. The two units, operated by Cimarex Energy, contain approximately 800 acres. One well has been completed and is currently producing.  The second well is in the planning stages.  Mexco’s working interests in these wells range from .047% to .125% (.033% to .088% net revenue interest).  Our committed share of the costs to drill and complete these wells is approximately $11,600.

A joint venture in which Mexco is a working interest partner entered into a joint development agreement for two wells to develop the Avalon Shale portion of the Bone Spring formation using horizontal drilling and multi-stage fracture stimulation on acreage in Lea County, New Mexico.  Mexco’s share of the costs for the first well was $22,500 for our approximately 0.326% working interest (0.24% net revenue interest).

A joint venture in which Mexco is a working interest partner entered into a joint development agreement to develop the Avalon Shale portion of the Bone Spring formation using horizontal drilling and multi-stage fracture stimulation on a 640-acre tract in Lea County, New Mexico.  There are 12 prospective drill sites on this acreage.  The first well has been completed with initial production rates showing the well flowing at the rate of 1,255 barrels of oil and 2.523 million cubic feet of natural gas per day.  Mexco’s share of the costs for these first two wells was approximately $64,000 for our approximately 0.56% working interest (0.42% net revenue interest).

We agreed to participate in the drilling of a horizontal well in the Willow Lake Pool of the 2nd Bone Spring Sand formation of Eddy County, New Mexico. The lease, operated by Nadel and Gussman Permian, LLC, contains approximately 240 acres with one producing well.  One hundred sixty of these acres are dedicated to the new well unit.  Mexco’s working interest in the new well is .117% (approximately .094% net revenue interest).  Our committed share of the costs to drill and complete is approximately $8,000.

North Dakota

In March 2014, we purchased for $57,000, a royalty interest in 320 gross acres (15 net mineral acres) subject to a 3/16ths royalty lease in the Bakken Shale formation of Billings County, North Dakota.  This acreage currently contains one newly drilled horizontal well operated by Continental Resources, Inc.  Initial production results show this well producing at an average rate of 280 barrels of oil and 323 thousand cubic feet of natural gas per day.  All of this acreage is free of expenses to Mexco for drilling, development and operations.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of our common stock.

Crude oil and natural gas prices have fluctuated significantly in recent years. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $88.00 per bbl in January 2014 to a high of $107.00 per bbl in September 2013.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.27 per MMBtu in August 2013 to a high of $8.15 per MMBtu in February  2014.  On June 30, 2014 the WTI posted price for crude oil was $101.75 per bbl and the Henry Hub spot price for natural gas was $4.39 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2014:

	Payments Due In:
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit (1)	$2,300,000	$—	$2,300,000	$—
Leases (2)	$45,440	$23,442	$21,998	$—

(1)
These amounts represent the balances outstanding under the bank line of credit.  These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $60,939 less than 1 year and $25,391 1-3 years.

(2)
The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $61,609 which includes $16,169 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. For the quarter ended June 30, 2014, there was net income of $19,054, an 18% increase compared to $16,131 for the quarter ended June 30, 2013.  This was a result of an increase in operating revenues partially offset by an increase in operating expenses and an income tax benefit.

Oil and gas sales.  Revenue from oil and gas sales was $1,006,656 for the quarter ended June 30, 2014, a 2% increase from $984,269 for the quarter ended June 30, 2013.  This resulted from an increase in oil and gas prices partially offset by a decrease in gas production.

	2014	2013	% Difference
Oil:
Revenue	$629,128	$621,965	1.2%
Volume (bbls)	6,743	6,761	-0.3%
Average Price (per bbl) (a)	$93.30	$91.99	1.4%

Gas:
Revenue	$377,528	$362,304	4.2%
Volume (mcf)	88,061	95,596	-7.9%
Average Price (per mcf)	$4.29	$3.79	13.2%

(a)	After giving effect to our derivative instruments, the average sales price per Bbl of oil was $90.41 for the quarter ended June 30, 2014 compared to $91.06 for the quarter ended June 30, 2013.

Production and exploration.  Production costs were $310,778 for the three months ended June 30, 2014, a 1% increase from $308,636 for the three months ended June 30, 2013.  This was primarily the result of an increase in production taxes from an increase in sales.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $300,815 for the first quarter of fiscal 2015, a 2% increase from $295,033 for the first quarter of fiscal 2014, primarily due to a decrease in gas reserves partially offset by an increase in oil reserves and a decrease in gas production.

General and administrative expenses.  General and administrative expenses were $350,337 for the three months ended June 30, 2014, a 12% increase from $311,470 for the three months ended June 30, 2014.  This was primarily due to an increase in accounting, salary and insurance expenses.

Interest expense.  Interest expense was $15,770 for the first quarter of fiscal 2015, a decrease of 22% from $20,130 for the first quarter of fiscal 2014 due to a decrease in borrowings.

Derivatives.  For the quarter ended June 30, 2014, we recorded derivative losses of $33,628 reflecting $19,489 of realized losses and $14,139 of unrealized losses resulting from its oil swap agreement.  For the quarter ended June 30, 2013, we recorded derivative losses of $27,392 from its oil swap agreement ($6,335 of realized losses and $21,057 of unrealized losses).

Income taxes.  There was an income tax benefit of $17,381 for the three months ended June 30, 2014 compared to an income tax expense of $6,818, for the three months ended June 30, 2013.  The effective tax rate for the three months ended June 30, 2014 was (1,039%) compared to 30% for the three months ended June 30, 2013.  This was the result of an increase in the statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.

Commodity Risk.  We use price swap derivatives to reduce price volatility associated with certain of our oil sales.  Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on reported crude oil pricing on the NYMEX WTI. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty. Such contracts and any future swap arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.  In addition, these arrangements may limit the benefit to us of increases in the price of oil. As of April 1, 2013 and expiring on March 31, 2015, Mexco entered into a 24 month swap agreement with Merrill Lynch Commodities, Inc. for 500 bbls of crude oil per month at a fixed price of $90 per bbl.

At June 30, 2014, we had a net liability derivative position of $59,121 related to our price swap derivatives.  Utilizing actual derivative contractual volumes as of June 30, 2014, a 10% increase or decrease in forward curves associated with the underlying commodity would have changed the net liability of these instruments by approximately $46,000.  However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.  If the settled oil price in any month during our agreement period is five dollars per barrel more or less than the fixed price of $90.00 per bbl, the effect to Mexco would be $2,500 for that month.

Interest Rate Risk.  At June 30, 2014, we had an outstanding loan balance of $2,300,000 under our $4.9 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $23,000, based on the outstanding balance at June 30, 2014.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations.  Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At June 30, 2014, our largest credit risk associated with any single purchaser was $140,035 or 24% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At June 30, 2014, our largest credit risk associated with any working interest partner was $3,520 or 27% of our total trade receivables.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by one dollar per barrel for the quarter ended June 30, 2014, our pretax gain would have changed by $6,743.  If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2014, our pretax gain would have changed by $88,061.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e).  Based on such evaluation, such officers concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information

On June 25, 2014, the Board of Directors of the Registrant appointed Michael J. Banschbach to the Board of Directors of the Registrant effective July 1, 2014.  Mr. Banschbach is expected to stand for election at the 2014 Annual Meeting of Shareholders on September 9, 2014 for a term of one year.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 6, 2014	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 6, 2014	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary