Form 10-Q
period 2014-09-30
MEXCO ENERGY CORP
filed 2014-11-13
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 12, 2014 was 2,038,266.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$154,986	$156,082
Accounts receivable:
Oil and gas sales	601,195	628,098
Trade	9,672	18,144
Prepaid costs and expenses	104,860	28,804
Derivatives – Short-term	3,010	-
Total current assets	873,723	831,128

Property and equipment, at cost
Oil and gas properties, using the full cost method	36,415,229	35,460,741
Other	98,401	94,356
Accumulated depreciation, depletion and amortization	(19,098,685)	(18,475,174)
Property and equipment, net	17,414,945	17,079,923

Other noncurrent assets	19,692	7,239
Total assets	$18,308,360	$17,918,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$343,266	$257,431
Income tax payable	-	6,500
Derivative instruments	-	44,981
Total current liabilities	343,266	308,912

Long-term debt	2,600,000	2,425,000
Asset retirement obligations	945,733	926,577
Deferred income tax liabilities	850,546	858,449
Total liabilities	4,739,545	4,518,938

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,104,266 shares issued and 2,038,266 shares outstanding
as of September 30, 2014 and March 31, 2014, respectively	1,052,133	1,052,133
Additional paid-in capital	6,985,798	6,921,645
Retained earnings	5,871,876	5,766,566
Treasury stock, at cost (66,000 shares)	(340,992)	(340,992)
Total stockholders' equity	13,568,815	13,399,352
Total liabilities and stockholders’ equity	$18,308,360	$17,918,290

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2014	2013	2014	2013
Operating revenue:
Oil and gas	$987,942	$1,108,102	$1,994,597	$2,092,371
Other	18,157	13,344	29,335	25,600
Total operating revenues	1,006,099	1,121,446	2,023,932	2,117,971

Operating expenses:
Production	326,571	312,954	637,349	621,590
Accretion of asset retirement obligation	4,710	11,020	9,544	21,937
Depreciation, depletion, and amortization	322,696	298,489	623,511	593,522
General and administrative	291,994	286,615	642,330	598,085
Total operating expenses	945,971	909,078	1,912,734	1,835,134

Operating profit	60,128	212,368	111,198	282,837

Other income (expenses):
Interest income	2	105	4	107
Interest expense	(15,776)	(18,202)	(31,546)	(38,332)
Gain (loss) on derivative instruments	51,380	(59,295)	17,751	(86,687)
Net other income (expense)	35,606	(77,392)	(13,791)	(124,912)

Earnings before provision for income taxes	95,734	134,976	97,407	157,925

Income tax expense (benefit):
Current	-	-	-	-
Deferred	9,478	(59,075)	(7,903)	(52,257)
	9,478	(59,075)	(7,903)	(52,257)

Net income	$86,256	$194,051	$105,310	$210,182

Earnings per common share:
Basic	$0.04	$0.10	$0.05	$0.10
Diluted	$0.04	$0.10	$0.05	$0.10

Weighted average common shares outstanding:
Basic	2,038,266	2,036,866	2,038,266	2,036,866
Diluted	2,053,158	2,039,108	2,054,003	2,038,800

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at March 31, 2014	$1,052,133	$(340,992)	$6,921,645	$5,766,566	$13,399,352
Net income	-	-	-	19,054	19,054
Stock based compensation	-	-	24,276	-	24,276
Balance at June 30, 2014	$1,052,133	$(340,992)	$6,945,921	$5,785,620	$13,442,682
Net income	-	-	-	86,256	86,256
Stock based compensation	-	-	39,877	-	39,877
Balance at September 30, 2014	$1,052,133	$(340,992)	$6,985,798	$5,871,876	$13,568,815

SHARE ACTIVITY

Common stock shares, issued:
Balance at March 31, 2014		2,104,266
Issued		-
Balance at June 30, 2014		2,104,266
Issued		-
Balance at Sept. 30, 2014		2,104,266

Common stock shares, held in treasury:
Balance at March 31, 2014		(66,000)
Acquisitions		-
Balance at June 30, 2014		(66,000)
Acquisitions		-
Balance at Sept. 30, 2014		(66,000)

Common stock shares, outstanding
at September 30, 2014		2,038,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$105,310	$210,182
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax benefit	(7,903)	(52,257)
Stock-based compensation	64,153	82,238
Depreciation, depletion and amortization	623,511	593,522
Accretion of asset retirement obligations	9,544	21,937
(Gain) loss on derivative instruments	(17,751)	86,687
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	35,375	(164,002)
Increase in prepaid expenses	(76,056)	(53,728)
(Increase) decrease in noncurrent assets	(12,453)	63,017
Decrease in income taxes payable	(6,500)	-
(Decrease) increase in accounts payable and accrued expenses	(8,889)	69,511
Net cash provided by operating activities	708,341	857,107

Cash flows from investing activities:
Additions to oil and gas properties	(826,473)	(786,097)
Additions to other property and equipment	(4,046)	(931)
Settlement of asset retirement obligations	(35,897)	(2,071)
Settlement of derivatives	(30,240)	(30,071)
Proceeds from sale of oil and gas properties and equipment	12,219	743,287
Net cash used in investing activities	(884,437)	(75,883)

Cash flows from financing activities:
Reduction of long-term debt	(150,000)	(725,000)
Proceeds from long-term debt	325,000	-
Net cash provided by (used in) financing activities	175,000	(725,000)

Net (decrease) increase in cash and cash equivalents	(1,096)	56,224

Cash and cash equivalents at beginning of period	156,082	166,406

Cash and cash equivalents at end of period	$154,986	$222,630

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,989	$39,424
Income taxes paid	-	-

Non-cash investing and financing activities:
Asset retirement obligations	$7,255	$10,672

The accompanying notes are an integral part of the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of its operations and cash flows for the interim periods ended September 30, 2014 and 2013. The financial statements as of September 30, 2014 and for the three and six month periods ended September 30, 2014 and 2013 are unaudited. The consolidated balance sheet as of March 31, 2014 was derived from the audited balance sheet filed in the Company’s 2014 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Reclassifications. Certain amounts in prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously reported results of operations, retained earnings or net cash flows.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Topic 606: Revenue from Contracts with Customers. ASU No. 2014-09 is effective for Mexco as of April 1, 2017. Management is evaluating the effect, if any this pronouncement will have on our consolidated financial statements.

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2015:

Carrying amount of asset retirement obligations as of April 1, 2014	$961,577
Liabilities incurred	7,255
Liabilities settled	(22,643)
Accretion expense	9,544
Carrying amount of asset retirement obligations as of September 30, 2014	955,733
Less: Current portion	10,000
Non-Current asset retirement obligation	$945,733

The ARO is included in the Consolidated Balance Sheets with the current portion being included in the accounts payable and other accrued expenses.

4. Stock-based Compensation

The Company recognized compensation expense of $39,877 and $42,866 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, respectively. Compensation expense recognized for the six months ended September 30, 2014 and 2013 was $64,153 and $82,238, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2014 totals approximately $284,839 which is expected to be recognized over a weighted average of 2.86 years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2014 and 2013. All such amounts represent the weighted average amounts.

	Six Months Ended September 30
	2014	2013
Grant-date fair value	$5.59	$ 4.75
Volatility factor	76.23%	77.01%
Dividend yield	-	-
Risk-free interest rate	2.52%	1.74%
Expected term (in years)	10	7

The following table is a summary of activity of stock options for the six months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2014	113,600	$6.35	7.66	$154,062
Granted	40,000	7.00
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2014	153,600	$6.52	7.86	$61,118

Vested at September 30, 2014	67,350	$6.37	6.62	$37,243
Exercisable at September 30, 2014	67,350	$6.37	6.62	$37,243

During the six months ended September 30, 2014, stock options covering 40,000 shares were granted. During the six months ended September 30, 2013, stock options covering 35,000 shares were granted.

Outstanding options at September 30, 2014 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

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

6. Credit Facility

The Company has a revolving credit agreement with Bank of America, N.A. (the “Agreement”), which provides for a credit facility of $6,300,000 with no monthly commitment reductions and a borrowing base evaluated annually, currently set at $6,300,000. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement was renewed eight times with the eighth amendment on September 10, 2014, which revised the maturity date to November 30, 2016.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.65% on September 30, 2014.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter and is included in the consolidated statements of operations under the caption “General and administrative” expenses. Availability of this line of credit at September 30, 2014 was $3,544,333. No principal payments are anticipated to be required through November 30, 2016.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement. The Company is in compliance with all covenants as of September 30, 2014. In addition, this Agreement prohibits the Company from paying cash dividends on our common stock. The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of September 30, 2014, two letters of credit for $50,000 and $105,667, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. These letters of credit renew annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2014:

Principal
Balance at March 31, 2014:	$2,425,000
Borrowings	325,000
Repayments	(150,000)
Balance at September 30, 2014:	$2,600,000

The balance outstanding on the line of credit as of October 31, 2014 was $4,175,000.

7. Income Taxes

The income tax provision consists of the following for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2014	2013	2014	2013
Current income tax expense	$-	$-	$-	$-
Deferred income tax expense (benefit)	9,478	(59,075)	(7,903)	(52,257)
Total income tax provision:	$9,478	$(59,075)	$(7,903)	$(52,257)

Effective tax rate	10%	(44%)	(8%)	(33%)

The change in our effective tax rate was primarily the result of a change in statutory depletion carryforward for the six months ended September 30, 2014.

8. Derivatives

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the consolidated statements of operations under the caption “Gain (loss) on derivative instruments.”

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

As of September 30, 2014 the Company had the following open crude oil derivative positions with respect to future production based on NYMEX WTI pricing:

	Volume (bbls)	Fixed Swap Price
Production Period
October 2014 – March 2015	3,000	$90.00

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity.

The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	As of	As of
	September 30,	March 31,
	2014	2014
Current assets: Derivative instruments	$3,010	$-
Noncurrent assets: Derivative instruments	-	$7,239
Total assets	$3,010	$7,239

Current liabilities: Derivative instruments	$-	$44,981
Noncurrent liabilities: Derivative instruments	-	$-
Total liabilities	$-	$44,981

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the consolidated statements of operations for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Six Months Ended September 30
	2014	2013	2014	2013
Unrealized gain (loss) on open non-hedge derivative instruments	$62,131	$(35,559)	$47,991	$(56,616)
Loss on settlement of non-hedge derivative instruments	(10,751)	(23,736)	(30,240)	(30,071)
Total gain (loss) on derivative instruments	$51,380	$(59,295)	$17,751	$(86,687)

9. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2014 and 2013 was $55,641 and $62,175, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the three and six month periods ended September 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$86,256	$194,051	$105,310	$210,182

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,038,266	2,036,866	2,038,266	2,036,866
Effect of the assumed exercise of dilutive stock options	14,892	2,242	15,737	1,934
Weighted avg. common shares outstanding – dilutive	2,053,158	2,039,108	2,054,003	2,038,800

Earnings per common share:
Basic	$0.04	$0.10	$0.05	$0.10
Diluted	$0.04	$0.10	$0.05	$0.10

For the three months ended September 30, 2014, 105,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share. Anti-dilutive stock options have a weighted average exercise price of $6.60 at September 30, 2014. For the three and six month periods ending September 30, 2013, 105,000 potential common shares relating to stock options were excluded in the computation of diluted net income because the options are anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.38 at September 30, 2013.

11. Subsequent Events

In October 2014, Mexco purchased various royalty interests at a price of $1,000,000 covering approximately 1,800 wells in 27 counties of Texas. Of these oil and gas reserves, approximately 77% is natural gas and 23% oil. Mexco believes that there is potential for further development of a number of these royalties especially through horizontal and vertical drilling and fracturing. These royalty interests are free of expenses to Mexco for drilling and operations. Approximately 15% of the net revenue from these royalties comes from 237 wells located in Reagan County, Texas. Also included are interests in 21 wells in Glasscock County, Texas. Both of these counties are in the horizontal Spraberry Wolfcamp trend. The second largest source of net income is in Webb County, Texas from 202 wells producing 13.5 % of net income. Royalties in Karnes County, Texas produce approximately 5% of net revenue from 30 wells. Both of these counties are in the Eagle Ford trend.

Also in October 2014, Mexco purchased for $525,000 long lived non-operated working interests of 12.5% (approximately 10% net revenue interest). Six wells are producing oil from the Lower Tubb formation in Pecos County, Texas. These wells are on 20-acre spacing with four additional proven undeveloped locations at approximately 3,600 foot depth on the 190 acres. The operator has agreed to pay for the drilling and completion costs of one additional well and fracture treatment of one of the existing wells, as well as pay all operating expenses of all wells on these leases. In addition, Mexco will receive 100% of the gross disposal fees from one disposal well located on these properties paid by an adjacent operator. Mexco would be responsible for payment of the cost of drilling and completion on the balance of any development wells.

Both of these acquisitions were funded through bank borrowings on Mexco’s line of credit.

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

At September 30, 2014, we had working capital of $530,457 compared to working capital of $522,216 at March 31, 2014, an increase of $8,241 for the reasons set forth below.

For the first six months of fiscal 2015, cash flow from operations was $708,341, a 17% decrease when compared to the corresponding period of fiscal 2014. Net cash of $175,000 was provided by the line of credit; net cash of $818,300 was used for additions to oil and gas properties and equipment; and cash of $66,137 was used for settlement of derivatives and asset retirement obligations. Accordingly, net cash decreased $1,096.

In September 2014, Mexco purchased various royalty interests for $200,000 covering 43 wells in 12 counties of eight states. Of these oil and gas reserves, approximately 54% are in Texas and 10% in Lousiana where there is acreage available for further development by horizontal drilling and fracturing. These royalty interests are free of expenses to Mexco for drilling and operations.

In the next fifteen months Mexco currently is scheduled to participate as a non-operator owner of various working interests in the drilling and completion of 41 horizontal and three vertical wells involving an aggregate expenditure of approximately $1.8 million. Of these 41 horizontal wells, four are located in Reagan and two in Winkler Counties, Texas, 31 in Lea and three in Eddy Counties, New Mexico, and one in Garvin County, Oklahoma. Approximately 65% of such $1.8 million expenditure will be in Lea County, New Mexico and 30% in Reagan County, Texas. See below for our current participation in these ventures.

Texas

A joint venture in which we are a working interest owner entered into a joint development agreement to develop the Wolfcamp B formation using horizontal drilling and multi-stage fracture stimulation on a 1,125-acre tract in Reagan County, Texas. There are seven (7) prospective drill sites on this acreage planned to be drilled through calendar year 2015. These rates of production as other test rates described herein are not necessarily indicative of future rates. The first three wells produced at an average rate respectively of 877, 713 and 883 Boe per day, during the first eleven days of production by centrifugal downhole pumps which were not operated at full capacity. Our share of the costs for these wells through September 30, 2014 and to purchase additional working interests for our approximate 1.45% working interest (1.25% net revenue interest) was approximately $368,000.

We participated in the drilling and production of a seventh horizontal well in the Wolfcamp formation of the Lin Field of Reagan County, Texas. The unit, operated by EOG Resources, Inc., now contains 7 producing wells on approximately 500 acres. The initial production rates of this last well averaged 403 Boe per day over a 25 day period. Mexco’s working interest in this unit is .8086% (.6064% net revenue interest). Our share of the costs to drill this seventh well through September 30, 2014 was approximately $33,000.

We participated in the drilling of four horizontal wells and one vertical well in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas. Three wells have been completed and are currently producing. The other two wells began drilling in October 2014. The four units, operated by Apache Corporation, contain approximately 2,200 acres. Mexco’s working interest in these wells is .4167% (.3125% net revenue interest). Our share of the costs to drill and complete these wells through September 30, 2014 was approximately $47,000. Subsequently, in October and November 2014, Apache announced plans to drill another six horizontal wells in the Strawn formation.

We participated in the drilling of a well to an approximate depth of 5,000 feet in the Grayburg and San Andres formations of the Fuhrman-Mascho Field of Andrews County, Texas. This well has been completed and is now producing. The unit, operated by Cone & Petree Oil & Gas Exploration, Inc., contains 160 gross acres and a total of ten (10) wells – four (4) producing oil from the San Andres formation and six producing oil from the Grayburg and San Andres formations. Our share of the costs for our approximate 16.2% working interest (11.66% net revenue interest) of this last well through September 30, 2014 was approximately $94,000. This property contains an additional six (6) potential drill sites in the Grayburg and San Andres formations with three (3) planned to be drilled in 2014.

We own a 1.4% royalty interest in the deep rights of a 300-acre tract Spraberry trend formation of Howard County, Texas. This acreage currently contains one newly drilled vertical well operated by Crownquest Operating, LLC. Initial production shows this well producing at an average rate of 77 barrels of oil and 233 thousand cubic feet of natural gas per day. All of this acreage is free of expenses to Mexco for drilling, development and operations.

New Mexico

We agreed to participate in the drilling of two horizontal wells in the Bone Springs formation of Lea County, New Mexico. The two units, operated by Cimarex Energy, contain approximately 800 acres. Both wells have been completed and are currently producing. Mexco’s working interests in these wells are .047% and .125% (.033% and .088% net revenue interest, respectively). Our committed share of the costs to drill and complete these wells is approximately $11,600.

A joint venture in which Mexco is a working interest owner entered into a joint development agreement to develop the Avalon Shale portion of the Bone Spring formation using horizontal drilling and multi-stage fracture stimulation on acreage in Lea County, New Mexico. There are eight prospective drill sites on this acreage. Mexco’s share of the costs for the first two wells was approximately $81,000 for our approximate 0.326% working interest (0.24% net revenue interest).

A joint venture in which Mexco is a working interest owner entered into a joint development agreement to develop the Avalon Shale portion of the Bone Spring formation using horizontal drilling and multi-stage fracture stimulation on a 640-acre tract in Lea County, New Mexico. There are 12 prospective drill sites on this acreage. The first two wells have been completed and are currently producing. A third well is currently being drilled. Mexco’s share of the costs for these first three wells was approximately $126,000 for our approximate 0.56% working interest (0.42% net revenue interest).

A joint venture in which Mexco is a working interest partner entered into two other joint development agreements to develop the Third and North portions of the Bone Spring formation using horizontal drilling and multi-stage fracture stimulation on two tracts containing approximately 400 acres in Lea County, New Mexico. There are currently 3 wells planned to be drilled on this acreage. Two wells operated by XTO Energy, Inc. and the other well operated by Endurance Resources, Inc. Mexco’s share of the costs for the first two wells was $137,700. Mexco’s working interests in these wells range from 1.12% to 1.5%.

We agreed to participate in the drilling of a horizontal well in the Willow Lake Pool of the Second Bone Spring Sand formation of Eddy County, New Mexico. The lease, operated by Nadel and Gussman Permian, LLC, contains approximately 240 acres with one producing well. One hundred sixty of these acres are dedicated to the new well unit. Mexco’s working interest in the new well is .117% (approximately .094% net revenue interest). Our share of the costs to drill and complete this through September 30, 2014 was approximately $8,300.

In August 2014, a joint venture in which we are a working interest partner agreed to drill a development horizontal well in the Second Bone Spring formation in Lea County, New Mexico. This 640 acre section currently contains one producing well. Our share of the costs to drill and complete this second well through September 2014 for our approximately 1.7% working interest was $40,000.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $87.50 per bbl in September 2014 to a high of $103.75 per bbl in June 2014. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.37 per MMBtu in November 2013 to a high of $8.15 per MMBtu in February 2014. On September 30, 2014 the WTI posted price for crude oil was $87.50 per bbl and the Henry Hub spot price for natural gas was $4.14 per MMBtu. Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2014:

	Payments Due In:
	Total	less than 1 year	1-3 years	3 years
Contractual obligations:
Secured bank line of credit (1)	$2,600,000	$—	$2,600,000	$—
Leases (2)	$39,580	$23,442	$16,138	$—

(1)
These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $68,900 less than 1 year and $11,483 1-3 years.

(2)
The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $53,440 which includes $13,860 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Net income was $86,256 for the quarter ended September 30, 2014 compared to $194,051 for the quarter ended September 30, 2013. This was a result of a decrease in operating revenues, an increase in production costs and an increase in depreciation, depletion and amortization (“DD&A”) partially offset by an unrealized gain on derivatives.

Oil and gas sales. Revenue from oil and gas sales was $987,942 for the second quarter of fiscal 2015, a 11% decrease from $1,108,102 for the same period of fiscal 2014. This resulted from a decrease in oil price and gas production partially offset by an increase in oil production and gas price.

	2014	2013	% Difference
Oil:
Revenue	$646,776	$766,793	(15.7%)
Volume (bbls)	7,595	7,378	2.9%
Average Price (per bbl)(1)	$85.16	$103.93	(18.1%)

Gas:
Revenue	$341,166	$341,309	-
Volume (mcf)	90,444	96,988	(6.7%)
Average Price (per mcf)	$3.77	$3.51	7.4%

(1)
After giving effect to our derivative instruments, the average sales price per Bbl of oil was $83.74 for the quarter ended September 30, 2014 compared to $100.71 for the quarter ended September 30, 2013.

Production and exploration. Production costs were $326,571 for the second quarter of fiscal 2015, a 4% increase from $312,954 for the same period of fiscal 2014. This was primarily the result of an increase in lease operating expenses as a result of recent acquisitions of working interests of non-operated properties.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $322,696 for the second quarter of fiscal 2015, a 8% increase from $298,489 for the same period of fiscal 2014, primarily due to an increase to the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $291,994 for the second quarter of fiscal 2015, a 2% increase from $286,615 for the same period of fiscal 2014. This was primarily due to an increase employee and director stock option compensation expense.

Interest expense. Interest expense was $15,776 for the second quarter of fiscal 2015, a 13% decrease from $18,202 for the same period of fiscal 2014, due to a decrease in borrowings.

Derivatives. For the quarter ended September 30, 2014, we recorded derivative gains of $51,380 reflecting $10,751 of realized losses and $62,131 of unrealized gains resulting from our oil swap agreement. For the quarter ended September 30, 2013, we recorded derivative losses of $59,295 from our oil swap agreement ($23,736 of realized losses and $35,559 of unrealized losses).

Income taxes. There was an income tax expense of $9,478 for the three months ended September 30, 2014 compared to an income tax benefit of $59,075 for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 10% compared to (44%) for the three months ended September 30, 2013. This was the result of a change in the statutory depletion carryforward.

Results of Operations – Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. For the six months ended September 30, 2014, there was net income of $105,310, a 50% decrease from net income of $210,182 for the six months ended September 30, 2013. This was a result of a decrease in operating revenues, an increase in production costs and an increase in depreciation, depletion and amortization (“DD&A”) partially offset by an unrealized gain on derivatives.

Oil and gas sales. Revenue from oil and gas sales was $1,994,597 for the six months ended September 30, 2014, a 5% decrease from $2,092,371 for the same period of fiscal 2014. This resulted from a decrease in oil price and gas production partially offset by an increase in oil production and gas price.

	2014	2013	% Difference
Oil:
Revenue	$1,275,904	$1,388,758	(8.1%)
Volume (bbls)	14,338	14,139	1.4%
Average Price (per bbl)(1)	$88.99	$98.22	(9.4%)

Gas:
Revenue	$718,693	$703,613	2.1%
Volume (mcf)	178,505	192,584	(7.3%)
Average Price (per mcf)	$4.03	$3.65	10.4%

(1)
After giving effect to our derivative instruments, the average sales price per Bbl of oil was $86.88 for the  six months ended September 30, 2014 compared to $96.09 for the six months ended September 30, 2013.

Production and exploration. Production costs were $637,349 for the six months ended September 30, 2014, a 3% increase from $621,590 for the six months ended September 30, 2013. This was primarily the result of an increase in lease operating expenses as a result of recent acquisitions of working interests of non-operated properties.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $623,511 for the six months ended September 30, 2014, a 5% increase from $593,522 for the six months ended September 30, 2013, primarily due to an increase in the full cost pool amortization base partially offset by a decrease in gas production.

General and administrative expenses. General and administrative expenses were $642,330 for the six months ended September 30, 2014, a 7% increase from $598,085 for the six months ended September 30, 2013. This was primarily due to an increase in accounting, salary and insurance expenses.

Interest expense. Interest expense was $31,546 for the six months ended September 30, 2014, an 18% decrease from $38,332 for the same period fiscal 2014 due to a decrease in borrowings.

Derivatives. For the six months ended September 30, 2014, we recorded derivative gains of $17,751 reflecting $30,240 of realized losses and $47,991 of unrealized gains resulting from our oil swap agreement. For the six months ended September 30, 2013, we recorded derivative losses of $86,687 from our oil swap agreement ($30,071 of realized losses and $56,616 of unrealized losses).

Income taxes. There was an income tax benefit of $7,903 for the six months ended September 30, 2014 compared to an income tax benefit of $52,257 for the six months ended September 30, 2013. The effective tax rate for the six months ended September 30, 2014 was (8%) compared to (33%) for the six months ended September 30, 2013. This was the result of a change in the statutory depletion carryforward.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Commodity Price Risk. We use price swap derivatives to reduce price volatility associated with certain of our oil sales. Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on reported crude oil pricing on the NYMEX WTI pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty. Such contracts and any future swap arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase. In addition, these arrangements may limit the benefit to us of increases in the price of oil. As of April 1, 2013 and expiring on March 31, 2015, Mexco entered into a 24 month swap agreement with Merrill Lynch Commodities, Inc. for 500 bbls of crude oil per month at a fixed price of $90 per bbl.

At September 30, 2014, we had a net asset derivative position of $3,010 related to our price swap derivatives. Utilizing actual derivative contractual volumes as of September 30, 2014, a 10% increase or decrease in forward curves associated with the underlying commodity would have changed the net liability of these instruments by approximately $27,000. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. If the settle oil price in any month during our agreement period is five dollars per barrel more or less than the fixed price of $90.00 per bbl, the effect to Mexco would be $2,500 for that month.

Interest Rate Risk. At September 30, 2014, we had an outstanding loan balance of $2,600,000 under our $6.3 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $26,000 based on the outstanding balance at September 30, 2014.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2014, our largest credit risk associated with any single purchaser was $71,783 or 12% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At September 30, 2014, our largest credit risk associated with any working interest co-owner was $2,761 or 29% of our total trade receivable. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by one dollar per barrel for the first six months of fiscal 2015, our net income would have changed by $14,338. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2015, our net income would have changed by $178,505.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2014, the Board of Directors of the Registrant appointed Christopher M. Schroeder to the Board of Directors. Mr. Schroeder was also appointed to be a member of the Audit, Compensation and Nominating Committees.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 13, 2014	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 13, 2014	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary