Form 10-K
period 2015-03-31
MEXCO ENERGY CORP
filed 2015-06-26
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [ ]  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2014 (the last business day of the Registrant’s most recently completed second quarter) was $6,294,450 based on Mexco Energy Corporation’s closing common stock price of $6.92 per share on that date as reported by the NYSE MKT.

There were 2,037,266 shares of the registrant’s common stock outstanding as of June 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be held on September 15, 2015, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2015, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2015 were approximately 6.289 billion cubic feet (“Bcf”) of natural gas and 659,700 barrels (“bbls”) of oil and natural gas liquids, and our estimated present value of proved reserves was approximately $24 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below. During fiscal 2015, we added proved reserves of 1,679,000 thousand cubic feet equivalent (“Mcfe”) through extensions and discoveries, added 1,053,000 Mcfe through acquisitions and had downward revisions of previous estimates of 1,205,000 Mcfe. Such revisions are primarily as a result of Security Exchange Commission (“SEC”) rules which require such reserves to be developed within five years.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2016.

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

From 1983 to 2015, Mexco Energy Corporation made approximately 80 acquisitions of producing oil & gas properties including royalties, overriding royalties, minerals and working interests both operated and non-operated plus the following most significant and recent acquisitions:

1993-2010
Tabbs Bay Oil Company and Thompson Brothers Lumber Company, respectively dissolved in 1957 and 1947. Purchase covering thousands of acres located respectively in 19 counties of Texas, 3 parishes of Louisiana and one county in Arkansas and 8 counties of Texas, respectively consisting of various mineral, royalty and overriding royalty interests.

1997	Forman Energy Corporation, purchase price of $1,591,000 consisting of primarily working interests in approximately 634 wells located in 12 states.

2010	Southwest Texas Disposal Corporation, purchase price $478,000 consisting of royalty interests in over 300 wells located in 60 counties and parishes of 6 states.

2012	TBO Oil and Gas, LLC, purchase price of $1,150,000 consisting of working interests in approximately 280 wells located in 16 counties of 3 states.

2014	Royalty interests, purchase price of $200,000 covering 43 wells in 12 counties of eight states. Of these oil and gas reserves, approximately 54% are in TX and 10% in LA.

Royalty interests, purchase price $580,000 covering 580 wells in 87 counties of eight states. Approximately 90% of the net revenue from these royalties is produced by 157 wells located in the Barnett Shale of the Fort Worth Basin of Texas. Also included are interests in 423 wells in 8 states.

Non-Operated working interests, purchase price $525,000 for 12.5% (approximately 10% net revenue interest). Eight wells now producing oil on 20-acre spacing at approximately 3,600 foot depth on the 190 acres in Pecos County, TX. The operator has agreed to pay all operating expenses of these interests. Mexco also receives 100% of the gross disposal fees paid by an adjacent operator for one disposal well located on these properties

Royalty and mineral interests, purchase price $1,000,000 covering approximately 1,800 wells in 27 counties of Texas. Of these oil and gas reserves, approximately 80% is natural gas and 20% oil.

Non-Operated working interests, purchase price $840,000 in 70 Natural gas producing wells located in 5 counties of Oklahoma.

Oil and Gas Operations

As of March 31, 2015, natural gas constituted approximately 61% of our total proved reserves and approximately 38% of our revenues for fiscal 2015. Revenues from oil and gas royalty interests accounted for approximately 26% of our revenues for fiscal 2015.

Mexco believes there is potential for horizontal drilling, multi-stage fracturing and production of oil and gas in a substantial number of properties containing approximately 1,150 wells in which Mexco holds an interest. These wells are located in the core area of the horizontal Wolfcamp multi-zone formation in Reagan, Upton, Midland, Martin, Glasscock and Andrews Counties in the Midland Basin of West Texas. Such interests vary from .125% to 7.68% working interest (.094% to 6.24% net revenue interest).

For example, we are in the process of investing approximately $650,000 for a 2.3% working interest in 5 wells located in Reagan County, Texas. The first 3 of these wells are now producing and the remaining 2 wells have been drilled and are currently being completed. These wells are each undergoing a 50 stage zipper fracture treatment through horizontals of approximately 7,000 feet per well at a vertical depth of approximately 8,000 feet.

In addition to these working interests, we also own various mineral and royalty interests in and around these core counties in the Midland Basin, a part of the Permian Basin of West Texas.

For more on these and other operations in this area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Commitments”.

Newark East (Barnett Shale) Gas Field properties, encompassing 20,992 gross acres, 72 net acres, 279 gross producing wells and 1 net well in Denton, Johnson, Tarrant and Wise Counties, Texas, account for approximately 4% of our discounted future net cash flows from proved reserves as of March 31, 2015. For fiscal 2015, this field, consisting of royalty interests, accounted for 7% of our gross revenues, 9% of our net revenues.

El Cinco Gas Field properties, encompassing 1,166 gross acres, 886 net acres, 8 gross producing wells and 8 net wells in Pecos County, Texas, account for approximately 15% of our discounted future net cash flows from proved reserves as of March 31, 2015. This is a multi-pay area where most of the leases have potential reserves in two zones. Of these discounted future net cash flows from proved reserves, approximately 6% are attributable to proven undeveloped reserves which will be developed through re-entry of existing wells. For fiscal 2015, these properties accounted for 11% of our gross revenues and 8% of our net revenues.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 26 gross wells and .13 net wells in Pecos County, Texas, account for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2015. For fiscal 2015, these properties accounted for 4% of our gross revenues and 5% of our net revenues. All of these properties, except for one, are royalty interests. There is a potential for development of the horizontal Wolfcamp on these interests.

The Goldsmith North Field (San Andres formation) long-lived oil producing properties, encompassing 240 gross acres, 153 net acres, 5 gross wells and 3.5 net wells in Ector County, Texas, account for approximately 19% of our discounted future net cash flows from proved reserves as of March 31, 2015. Of these discounted future net cash flows from proved reserves, approximately 16% are attributable to proven undeveloped reserves which will be developed through new drilling of 6 wells. For fiscal 2015, these properties consist of working interests and accounted for 4% of our gross revenues and 3% of our net revenues.

The Haynesville area natural gas properties, encompassing 9,615 gross acres, 14 net acres, 15 gross producing wells and .02 net wells in DeSoto Parish, Louisiana, account for approximately 3% of our discounted future net cash flows from proved reserves as of March 31, 2015. Of these discounted future net cash flows from proved reserves, approximately 2% are attributable to proven undeveloped reserves. For fiscal 2015, these properties, consisting of royalty interests, accounted for 1% of our gross and net revenues. This acreage contains an additional 56 potential drill sites.

On August 13, 2013, Mexco assigned Pioneer Natural Resources Company a three year term leasehold interest in 417.33 net acres (837.33 gross acres) of undeveloped acreage located above and below the Pembrook Unit of Upton County, Texas and retained a 1% royalty. Mexco now owns approximately 320 net acres (640 gross acres) in this area which is held by production from wells in the Pembrook Unit. This acreage has the potential for development in the horizontal Wolfcamp formation centered in the southern Midland Basin.

We own interests in and operate 15 producing wells and 1 water injection well. We own partial interests in an additional 6,006 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2015	29,557	369,034
2014	27,186	361,652
2013	23,260	401,077
2012	19,442	395,649
2011	17,040	459,446

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

Major Customers

We made sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

	2015	2014	2013
Holly Frontier Refining & Marketing LLC	17%	22%	26%

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

In addition, some oil and natural gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. On August 16, 2012, the EPA approved final regulations under the CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas drilling, completion, production and processing activities. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules will require a number of modifications to operations, including the installation of new equipment to control emissions from wells. We believe that we are currently in compliance in all material respects with the requirements of applicable federal and state air pollution control laws.

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

The EPA's finding, the GHG reporting rules, and the rules to regulate the emissions of GHGs may affect the outcome of other climate change lawsuits pending in U.S. federal courts in a manner unfavorable to our industry. In addition to the EPA’s actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of GHGs. The EPA has continued to adopt GHG regulations of other industries could set new source performance standards for new coal-fired and natural-gas fired power plants. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility. Any of the climate change regulatory and legislative initiatives described above in areas in which we conduct business could result in increased compliance costs or additional operating restrictions which could have a material adverse effect on our business, financial condition, and results of operations.

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

For example, the Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process, effective as of September 1, 2011. The Texas Railroad Commission has adopted rules and regulations implementing this legislation that apply to all wells for which the Railroad Commission issues an initial drilling permit after February 1, 2012. The new law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (OSHA) for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, however we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2015. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2016.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2015.

Name	Age	Position
Nicholas C. Taylor	77	Chairman and Chief Executive Officer
Tamala L. McComic	46	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	70	Vice President and Secretary

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

Employees

As of March 31, 2015, we had two full-time and four part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future. We also utilize the services of independent contractors to perform well drilling and production operations, including pumping, maintenance, inspection and testing.

Office Facilities

Our principal offices are located at 214 W. Texas Avenue, Suite 1101, Midland, Texas 79701, and our telephone number is (432) 682-1119. On April 1, 2013, we agreed to a three year lease, with an option to renew for an additional two years, for our 3,199 square feet of office space which will expire on April 1, 2016. On April 1, 2014, we agreed to a three year lease for an additional 340 square feet of office space which will expire on April 1, 2017. We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

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

We have used price swap derivatives to reduce price volatility associated with certain of our oil sales. Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on NYMEX WTI pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty.

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

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. For 2015, 2014 and 2013, there was no ceiling test impairment on our oil and gas properties.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2015, differentials averaged $4.37 per Bbl of oil and $0.18 per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

Approximately 39% and 37% of our total estimated net proved reserves at March 31, 2015 and 2014, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

These factors include availability of workover and drilling rigs, well blowouts, cratering, explosions, fires, formations with abnormal pressures, pollution, releases of toxic gases and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to us. In addition, we incur the risk that no commercially productive reservoirs will be encountered, and there is no assurance that we will recover all or any portion of our investment in wells drilled or re-entered.

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

The U.S. President’s Fiscal Year 2015 Budget Proposal includes provisions that would, if enacted, make significant changes to U. S. federal income tax laws including the elimination of certain key U.S. federal income tax deductions currently available to oil and natural gas exploration and production companies. Other changes include, but are not limited to: (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of this legislation or any other similar changes in the U. S. federal income tax laws could negatively affect our financial condition and results of operations.

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

As of March 31, 2015, our executive officers and directors beneficially owned approximately 47% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

The price of our common stock has been volatile and could continue to fluctuate substantially.

Mexco common stock is traded on the NYSE MKT. The market price of our common stock has and could continue to experience volatility due to reasons unrelated to our operating performance. These reasons include: supply and demand for natural gas and oil; political conditions in natural gas and oil producing regions; demand for our common stock and limited trading volume; investor perception of our industry; fluctuations in commodity prices; variations in our results of operations; legislative or regulatory changes; general trends in the oil and natural gas industry;  market conditions and analysts’ estimates;  and, other events in the oil and gas industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2015, we had interests in 6,022 gross (37.8 net) oil and gas wells and owned leasehold mineral and royalty interests in approximately 790,134 gross (5,728 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2015 were $74.84 per bbl of oil and $94.23 in 2014, a decrease of 21%, and $3.60 per mcf of natural gas and $3.67 in 2014, a decrease of 2%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2015. The benchmark price of $79.21 per bbl of oil at March 31, 2015 versus $94.92 at March 31, 2014, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions. The benchmark price of $3.88 per mcf of natural gas at March 31, 2015 versus $3.99 at March 31, 2014, was adjusted by lease for BTU content, transportation fees and regional price differentials. The average prices used in computing reserves at March 31, 2013 were $85.53 per bbl of oil and $2.76 per mcf of natural gas. The benchmark prices used in computing reserves at March 31, 2013 were $89.17 per bbl of oil and $2.95 per mcf of natural gas.

For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company’s consolidated financial statements.

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2015, 2014 and 2013 is based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants, based in Midland, Texas (“Neal and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC. As stated above, Mexco retained Neal and Associates to prepare estimates of our oil and gas reserves. Management works closely with this firm, and is responsible for providing accurate operating and technical data to it. Our Chief Financial Officer who has over 20 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Mr. Neal. Mr. Neal is responsible for overseeing the preparation of the reserve estimates and holds a bachelor’s degree in mechanical engineering (petroleum option), is a member of the Society of Petroleum Engineers and has over 50 years of experience in the oil and gas industry. Our Chairman and Chief Executive Officer who has over 40 years experience in the oil and gas industry also reviews the final reserves estimate.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2015, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

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

PROVED RESERVES

		March 31,
	2015	2014	2013
Oil (Bbls):
Proved developed – Producing	260,580	278,230	232,850
Proved developed – Non-producing	23,090	16,390	4,570
Proved undeveloped	376,070	206,930	128,290
Total	659,730	501,550	365,710

Natural gas (Mcf):
Proved developed – Producing	3,470,970	2,982,480	3,727,710
Proved developed – Non-producing	1,113,820	1,098,990	1,079,310
Proved undeveloped	1,703,790	2,177,810	3,037,180
Total	6,288,580	6,259,280	7,844,200

Total net proved reserves (Mcfe)	10,246,960	9,268,580	10,038,460

PV-10 Value (1)	$23,700,470	$24,745,250	$17,788,790
Present value of future income tax discounted at 10%	(4,762,470)	(5,416,250)	(3,419,790)
Standardized measure of discounted future net cash flows (2)	$18,938,000	$19,329,000	$14,369,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$3.595	$3.67	$2.76
Oil (per Bbl)	$74.84	$94.23	$85.53

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

During the fiscal year ending March 31, 2015, 4 wells in which we own a royalty interest were developed converting reserves of approximately 7,000 mcfe from proved undeveloped to proved developed - producing. We participated in the development of 27 wells converting reserves of approximately 208,000 mcfe from proved undeveloped to proved developed - producing. The capital cost was approximately $643,000 for the 27 wells in which we own a working interest.

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

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. The following table indicates our productive wells as of March 31, 2015:

	Gross	Net
Oil	3,198	22.8
Gas	2,824	15.0
Total Productive Wells	6,022	37.8

The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2015:

	Developed Acres
	Gross	Net
Texas	564,296	3,625
Oklahoma	97,390	1,450
New Mexico	29,519	514
Louisiana	43,027	47
North Dakota	30,174	46
Kansas	9,672	24
Montana	7,868	5
Wyoming	3,738	5
Arkansas	960	5
Alabama	640	2
Mississippi	1,600	3
Colorado	1,120	1
Virginia	130	1
Total	790,134	5,728

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	56.41		34.42		38.52
Nonproductive	1.09		1.01		1.01
Total	57.50		35.43		39.53

We have not participated in any exploratory wells during the years ended March 31, 2015, 2014 and 2013. The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2015	2014	2013
Oil (a):
Production (Bbls)	29,557	27,186	23,260
Revenue	$2,069,806	$2,591,619	$1,961,766
Average Bbls per day	81	74	64
Average sales price per Bbl (b)	$70.03	$95.33	$84.34
Gas (c):
Production (Mcf)	369,034	361,652	401,077
Revenue	$1,267,020	$1,402,676	$1,101,941
Average Mcf per day	1,011	991	1,099
Average sales price per Mcf	$3.43	$3.88	$2.75
Production cost:
Production cost	$1,024,130	$943,730	$843,277
Production and ad valorem taxes	$276,690	$288,084	$238,766
Equivalent Mcf (d)	546,375	524,768	540,637
Production cost per equivalent Mcf	$1.87	$1.80	$1.56
Production cost per sales dollar	$0.31	$0.24	$0.28
Total oil and gas revenue	$3,336,826	$3,994,295	$3,063,707

(a)	Includes condensate.

(b)
After giving effect to our derivative instruments, the average sales price per Bbl of oil was $73.48 for year ended March 31, 2015. After giving effect to our derivative instruments, the average sales price per Bbl of oil was $93.33 for year ended March 31, 2014. We did not have a price swap agreement on our oil production for the years ended March 31, 2013.

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

	High	Low
2015:
April - June 2014	$10.05	$6.44
July - September 2014	8.25	6.53
October - December 2014	7.02	5.43
January - March 2015	5.90	4.31

2014:
April - June 2013	$6.41	$5.42
July - September 2013	8.10	5.30
October - December 2013	8.50	6.30
January - March 2014	10.10	6.61

On June 16, 2015, the closing sales price of our common stock on the NYSE MKT was $4.54 per share.

Stockholders

As of March 31, 2015, we had approximately 2,104,266 shares issued and 907 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2015, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	153,600	$6.52	45,000
Total	200,000	153,600	$6.52	45,000

Issuer Repurchases

In June 2014, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

The following table provides information related to repurchases of our common stock for the treasury account during the year ended March 31, 2015:

Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
1,000	$5.01	1,000	$244,991

(1)
The program authorizing the use of up to $250,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on June 29, 2012 and does not have an expiration date. As of March 31, 2015, 1,000 shares of Mexco’s common stock have been purchased for a total of $5,009.

During the fiscal year ended March 31, 2015, we repurchased 1,000 shares for the treasury at an aggregate cost of $5,009. There were no shares of our common stock repurchased for the treasury account during fiscal 2014. During the fiscal year ended March 31, 2013, we repurchased 2,833 shares at an aggregate cost of $15,547.

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

For the year ending March 31, 2015, cash flow from operations was $1,176,979, a 35% decrease when compared to the corresponding period of fiscal 2014. Net cash of $3,525,000 was provided by the line of credit; net cash of $4,774,705 was used for activity associated with oil and gas properties and other property and equipment; and cash of $57,089 was provided by settlement of derivatives. Accordingly, net cash decreased $59,998.

We had working capital of $166,650 as of March 31, 2015 compared to working capital of $522,216 as of March 31, 2014, a decrease of $355,566 for the reasons set forth below.

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

During fiscal year 2015, total oil and gas drilling and development expenditures were approximately $1,750,000 of which 49% were in Texas and 51% were in New Mexico. We participated in 57 gross (.50 net) wells of which 17 gross (.20 net) wells were in Texas and 40 gross (.30 net) wells were in New Mexico. Of these wells all were development - 28 were horizontal and 29 vertical wells.

The Company currently expects to participate in the drilling and completion of 19 horizontal wells and 1 vertical disposal well at an estimated aggregate cost of approximately $954,000 for the fiscal year ended March 31, 2016. Of these estimated expenditures 23% have been paid to date. The operators of these wells include Apache Corporation, Bold Energy III, LLC, Concho Resources, Inc., Endurance Resources, LLC, QEP Resources, Inc., XTO Energy, Inc. and others. Approximately 74% of these expenditures are planned to be in Lea County, New Mexico. Mexco expects additional development in the Bone Springs-Wolfcamp area of Lea County because of greater pore space, permeability and consequent profitability compared to many other producing areas.

At March 31, 2015, we reported estimated proved undeveloped reserves (“PUDs”) of 3.96 bcfe, which accounted for 39% of our total estimated proved oil and gas reserves. This figure primarily consists of a projected 73 new wells, six (6) of which we operate, and one new zone behind pipe from a currently producing wellbore that we also operate. We project five (5) operated wells to be drilled in fiscal 2016 with the one remaining in fiscal 2017. Regarding the remaining 67 PUD locations operated by others, twelve (12) wells currently are being drilled and two (2) locations currently are being prepared to drill with plans for eighteen (18) wells to follow in 2016, 27 wells in 2017, seven (7) wells in 2018 and four (4) wells in 2019.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $44.00 per bbl in March 2015 to a high of $103.75 per bbl in June 2014. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.62 per MMBtu in February 2015 to a high of $4.81 per MMBtu in April 2014. On March 31, 2015 the WTI posted price for crude oil was $44.00 per bbl and the Henry Hub spot price for natural gas was $2.65 per MMBtu. Management is of the opinion that cash flow from operations and funds available from financing may be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2015 Compared to Fiscal 2014

We had a net loss of $340,986 for the year ended March 31, 2015 compared to net income of $301,113 for the year ended March 31, 2014.

Oil and gas sales. Revenue from oil and gas sales was $3,336,826 for the year ended March 31, 2015, a 16% decrease from $3,994,295 for the year ended March 31, 2014. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production. The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2015	2014	% Difference
Oil:
Revenue	$2,069,806	$2,591,619	(20.1%)
Volume (bbls)	29,557	27,186	8.7%
Average Price (per bbl) (a)	$70.03	$95.33	(26.5%)

Gas:
Revenue	$1,267,020	$1,402,676	(9.7%)
Volume (mcf)	369,034	361,652	2.0%
Average Price (per mcf)	$3.43	$3.88	(11.6%)

(a)
After giving effect to our derivative instruments, the average sales price per Bbl of oil was $73.48 for year ended March 31, 2015. After giving effect to our derivative instruments, the average sales price per Bbl of oil was $93.33 for year ended March 31, 2014.

Production and exploration. Production costs were $1,300,820 in fiscal 2015, a 6% increase from $1,231,814 in fiscal 2014. This was the result of an increase in lease operating expenses resulting from acquisitions of working interests of non-operated properties partially offset by a decrease in production taxes due to the decrease in oil and gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $1,362,862 in fiscal 2015, an 18% increase from $1,151,482 in fiscal 2014. This was due to an increase in oil and gas production and an increase in the full cost pool partially offset by an increase in oil and gas reserves.
General and administrative expenses. General and administrative expenses were $1,239,750 for the year ended March 31, 2015, a 9% increase from $1,136,939 for the year ended March 31, 2014. This was primarily due to an increase in accounting, salary and insurance expenses.

Interest expense. Interest expense was $99,240 in fiscal 2015, a 52% increase from $65,387 in fiscal 2014, due to an increase in borrowings.

Derivatives. Derivative realized gains of $102,069 were recorded during the year ended March 31, 2015 resulting from our oil swap agreement. This compared to derivative losses of $99,262 recorded during the year ended March 31, 2014 ($54,281 of realized losses and $44,981 of unrealized losses.)

Income taxes. There was an income tax benefit of $197,499 in fiscal 2015 compared to an income tax expense of $11,750 in fiscal 2014. The effective tax rate for fiscal 2015 was (37%) compared to 4% for fiscal 2014.

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

	2014	2013	% Difference
Oil:
Revenue	$2,591,619	$1,961,766	32.1%
Volume (bbls)	27,186	23,260	16.9%
Average Price (per bbl) (a)	$95.33	$84.34	13.0%

Gas:
Revenue	$1,402,676	$1,101,941	27.3%
Volume (mcf)	361,652	401,077	(9.8%)
Average Price (per mcf)	$3.88	$2.75	41.1%

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

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2015:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$5,950,000	$-	$-	$5,950,000
Leases (2)	$27,860	$23,440	$4,420	$-

(1)
These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $159,326 less than 1 year, $477,978 1-3 years and $265,544 over 3 years.

(2)
The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $37,100 which includes $9,240 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

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

Revenue Recognition. We recognize crude oil and natural gas revenue from our interest in producing wells as crude oil and natural gas are sold from those wells, net of royalties. We utilize the sales method to account for gas production volume imbalances. Under this method, income is recorded based on our net revenue interest in production taken for delivery.

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

Interest Rate Risk. On March 31, 2015, we had an outstanding loan balance of $5,950,000 under our $6.3 million revolving credit agreement, which bears interest at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.5 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $59,500 based on borrowings at March 31, 2015.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2015, our largest credit risk associated with any single purchaser was $74,392 or 19% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest co-owners. At March 31, 2015, our largest credit risk associated with any working interest co-owner was $14,485 or 22% of our total trade receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our reserves are natural gas. If the average oil price had increased or decreased by five dollars per barrel for fiscal 2015, our oil and gas revenue would have changed by $147,785. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2015, oil and gas revenue would have changed by $369,034.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2015.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See "Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 15, 2015 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2015, which is incorporated herein by reference.

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

Dated: June 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 25, 2015, by the following persons on behalf of the Registrant and in the capacity indicated.

/s/	Nicholas C. Taylor
Nicholas C. Taylor
Chief Executive Officer, Chairman of the Board of Directors

/s/	Tamala L. McComic
Tamala L. McComic
Chief Financial Officer, President, Treasurer and Assistant Secretary

/s/	Michael J. Banschbach
Michael J. Banschbach
Director

/s/	Kenneth L. Clayton
Kenneth L. Clayton
Director

/s/	Thomas R. Craddick
Thomas R. Craddick
Director

/s/	Paul G. Hines
Paul G. Hines
Director

/s/	Christopher M. Schroeder
Christopher M. Schroeder
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

Credit Facility. A line of credit provided by a bank or group of banks, secured by oil and gas properties.

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

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Wichita, Kansas
June 25, 2015

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$96,084	$156,082
Accounts receivable:
Oil and gas sales	384,485	628,098
Trade	64,584	18,144
Prepaid costs and expenses	44,618	28,804
Total current assets	589,771	831,128

Property and equipment, at cost
Oil and gas properties, using the full cost method	40,563,443	35,460,741
Other	106,792	94,356
Accumulated depreciation, depletion and amortization	(19,838,036)	(18,475,174)
Property and equipment, net	20,832,199	17,079,923

Other noncurrent assets	48,980	7,239
Total assets	$21,470,950	$17,918,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$423,121	$257,431
Income tax payable	-	6,500
Derivative instruments	-	44,981
Total current liabilities	423,121	308,912

Long-term debt	5,950,000	2,425,000
Asset retirement obligations	1,230,216	926,577
Deferred income tax liabilities	660,870	858,449
Total liabilities	8,264,207	4,518,938

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,104,266 shares issued; 2,037,266 and 2,038,266 shares
outstanding as of March 31, 2015 and 2014, respectively	1,052,133	1,052,133
Additional paid-in capital	7,075,031	6,921,645
Retained earnings	5,425,580	5,766,566
Treasury stock, at cost (67,000 and 66,000 shares, respectively)	(346,001)	(340,992)
Total stockholders' equity	13,206,743	13,399,352
	$21,470,950	$17,918,290

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended March 31,

	2015	2014	2013
Operating revenues:
Oil and gas	$3,336,826	$3,994,295	$3,063,707
Other	53,179	47,646	32,708
Total operating revenues	3,390,005	4,041,941	3,096,415

Operating expenses:
Production	1,300,820	1,231,814	1,082,043
Accretion of asset retirement obligation	27,932	44,366	39,376
Depreciation, depletion and amortization	1,362,862	1,151,482	1,100,425
General and administrative	1,239,750	1,136,939	1,028,846
Total operating expenses	3,931,364	3,564,601	3,250,690

Operating (loss) income	(541,359)	477,340	(154,275)

Other income (expenses):
Interest income	45	172	229
Interest expense	(99,240)	(65,387)	(53,832)
Gain (loss) on derivative instruments	102,069	(99,262)	-
Net other income (expense)	2,874	(164,477)	(53,603)

(Loss) earnings before provision for income taxes	(538,485)	312,863	(207,878)

Income tax (benefit) expense:
Current	-	6,500	-
Deferred	(197,499)	5,250	(31,504)
	(197,499)	11,750	(31,504)

Net (loss) income	$(340,986)	$301,113	$(176,374)

(Loss) income per common share:
Basic:	$(0.17)	$0.15	$(0.09)
Diluted:	$(0.17)	$0.15	$(0.09)

Weighted average common shares outstanding:
Basic:	2,038,250	2,036,950	2,036,959
Diluted:	2,038,250	2,042,184	2,036,959

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2015, 2014 and 2013

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2012	$1,049,558	$(325,445)	$6,608,350	$5,641,827	$12,974,290
Net loss	-	-	-	(176,374)	(176,374)
Purchase of stock	-	(15,547)	-	-	(15,547)
Issuance of stock through
options exercised	1,875	-	14,438	-	16,313
Stock based compensation	-	-	138,303	-	138,303
Balance at March 31, 2013	$1,051,433	$(340,992)	$6,761,091	$5,465,453	$12,936,985
Net income	-	-	-	301,113	301,113
Issuance of stock through
options exercised	700	-	8,106	-	8,806
Stock based compensation	-	-	152,448	-	152,448
Balance at March 31, 2014	$1,052,133	$(340,992)	$6,921,645	$5,766,566	$13,399,352
Net loss	-	-	-	(340,986)	(340,986)
Purchase of stock	-	(5,009)	-	-	(5,009)
Stock based compensation	-	-	153,386	-	153,386
Balance at March 31, 2015	$1,052,133	$(346,001)	$7,075,031	$5,425,580	$13,206,743

SHARE ACTIVITY
		2015	2014	2013
Common stock shares, issued:
At beginning of year		2,104,266	2,102,866	2,099,116
Issued		-	1,400	3,750
At end of year		2,104,266	2,104,266	2,102,866

Common stock shares, held in treasury:
At beginning of year		(66,000)	(66,000)	(63,167)
Acquisitions		(1,000)	-	(2,833)
At end of year		(67,000)	(66,000)	(66,000)

Common stock shares, outstanding
At end of year		2,037,266	2,038,266	2,036,866

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended March 31,

	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(340,986)	$301,113	$(176,374)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Deferred income tax (benefit) expense	(197,499)	5,250	(31,504)
Stock-based compensation	153,386	152,448	138,303
Depreciation, depletion and amortization	1,362,862	1,151,482	1,100,425
Accretion of asset retirement obligations	27,932	44,366	39,376
(Gain) loss on derivative instruments	(102,069)	99,262	-
Changes in assets and liabilities, net of business combination:
Decrease (increase) in accounts receivable	197,173	(90,901)	(117,123)
Increase in prepaid expenses	(15,814)	(9,523)	(2,499)
Decrease (increase) in noncurrent assets	-	109,215	(116,454)
(Decrease) increase in income tax payable	(6,500)	6,500	-
Increase (decrease) in accounts payable and accrued expenses	98,494	43,289	(17,358)
Net cash provided by operating activities	1,176,979	1,812,501	816,792

Cash flows from investing activities:
Additions to oil and gas properties	(4,777,979)	(2,150,478)	(1,300,151)
Acquisition of business	-	-	(1,150,000)
Additions to other property and equipment	(12,436)	(2,030)	(13,806)
Settlement of asset retirement obligations	(39,352)	(63,230)	(4,918)
Settlement of derivatives	57,089	(54,281)	-
Proceeds from sale of oil and gas properties and equipment	15,710	963,388	69,042
Net cash used in investing activities	(4,756,968)	(1,306,631)	(2,399,833)

Cash flows from financing activities:
Acquisition of treasury stock	(5,009)	-	(15,547)
Proceeds from exercise of stock options	-	8,806	16,313
Reduction of long-term debt	(150,000)	(1,375,000)	(350,000)
Proceeds from long-term debt	3,675,000	850,000	1,600,000
Net cash provided by (used in) financing activities	3,519,991	(516,194)	1,250,766

Net decrease in cash and cash equivalents	(59,998)	(10,324)	(332,275)

Cash and cash equivalents at beginning of period	156,082	166,406	498,681

Cash and cash equivalents at end of period	$96,084	$156,082	$166,406

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,264	$67,170	$49,158
Income taxes paid	$13,032	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$274,148	$134,113	$114,003
Acquisition of subsidiary resulting in the assumption of liabilities as follows:
Fair value of assets	$-	$-	$1,276,636
Cash paid	-	-	(1,150,000)
Liabilities assumed	$-	$-	$126,636

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2015, 2014 and 2013

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although most of the Company oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2015, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer's financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectability of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ending March 31, 2015, 2014 and 2013, no allowance has been made for doubtful accounts.

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

Ceiling Test. Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves and using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, the Company must charge the amount of the excess to earnings as an expense reflected in additional accumulated DD&A. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce stockholders' equity and reported earnings.

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

(Loss) Income Per Common Share. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net (loss) income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Topic 606: Revenue from Contracts with Customers. ASU No. 2014-09 is effective for Mexco as of April 1, 2017. Management is evaluating the effect, if any this pronouncement will have on the Company’s consolidated financial statements.

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

The Company’s results of operations for fiscal year 2015 include approximately $366,000 in revenues and approximately $120,000 in earnings from TBO. The Company’s results of operations for fiscal year 2014 include approximately $705,000 in revenues and approximately $448,000 in earnings from TBO. The Company’s results of operations for fiscal year 2013 include approximately $119,800 in revenues and approximately $62,400 in earnings from TBO.

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

The fair value amount reported in the accompanying consolidated balance sheets for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics and is deemed to use Level 2 inputs. See the Company’s Note 5 on Credit Facility for further discussion.

The fair value of the Company’s crude oil swaps are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The valuation of the Company’s derivative instrument is deemed to use Level 2 inputs. See the Company’s Note 8 on Derivatives for further discussion.

5. Credit Facility

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

The Agreement was renewed nine times with the ninth amendment on February 13, 2015, which revised the maturity date to November 30, 2020. Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 2.50 percentage points, which was 2.68% on March 31, 2015. Interest on the outstanding amount under the credit agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter and is included in the consolidated statements of operations under the caption “General and administrative” expenses. Availability of this line of credit at March 31, 2015 was $300,000. No principal payments are anticipated to be required through November 30, 2020.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement. The Company is in compliance with all covenants as of March 31, 2015. In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements; however, it is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of March 31, 2015, one letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of March 31, 2015 was $5,950,000 and as of June 23, 2015 was $6,100,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the year ended March 31, 2015:

Principal
Balance at April 1, 2014:	$2,425,000
Borrowings	3,675,000
Repayments	(150,000)
Balance at March 31, 2015:	$5,950,000

6. Asset Retirement Obligations

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2015	2014
Carrying amount of asset retirement obligations as of April 1	$961,577	$813,412
Liabilities incurred	274,148	134,113
Liabilities settled	(23,441)	(30,314)
Accretion expense	27,932	44,366
Carrying amount of asset retirement obligations as of March 31	1,240,216	961,577
Less: Current portion	10,000	35,000
Non-Current asset retirement obligation	$1,230,216	$926,577

7. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes we record requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2012. In January 2014, the Company was notified by the Internal Revenue Service that it had been selected at random for a compliance research examination of fiscal year ending March 31, 2012. The Company has been informally advised by an employee of the Internal Revenue Service that the audit resulted in no change to the Company’s federal income tax return.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2015	2014
Deferred tax assets:
Percentage depletion carryforwards	$1,535,126	$1,463,834
Deferred stock-based compensation	36,958	29,475
Asset retirement obligation	384,467	298,089
Net operating loss	720,308	298,736
Derivative instruments	-	13,944
Other	11,111	9,673
	2,687,970	2,113,751
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	(3,348,840)	(2,972,200)

Net deferred tax liabilities	$(660,870)	$(858,449)

As of March 31, 2015, the Company has a statutory depletion carryforward of approximately $4,950,000, which does not expire. At March 31, 2015, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $4,500,000, which will begin expiring in 2029. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

The income tax provision consists of the following for years ended March 31, 2015, 2014 and 2013:

	2015	2014	2013
Current income tax expense	$-	$6,500	$-
Deferred income tax (benefit) expense	(197,499)	5,250	(31,504)
Total income tax provision:	$(197,499)	$11,750	$(31,504)

Effective tax rate	(37%)	4%	(15%)

The current income tax expense for fiscal year 2014 is the Company’s anticipated alternative minimum tax that cannot offset with its alternative minimum tax net operating loss.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2015	2014	2013
Tax expense at federal statutory rate (1)	$(183,085)	$106,374	$(70,678)
Statutory depletion carryforward	(71,292)	(127,204)	-
Effect of graduated rates	12,221	(13,841)	3,391
Permanent differences	44,657	46,421	35,783
Total income tax (benefit) expense	$(197,499)	$11,750	$(31,504)

Effective income tax rate	(37%)	4%	(15%)

(1)	The federal statutory rate was 34% for fiscal years ending March 31, 2015, 2014 and 2013.

For the years ended March 31, 2015, 2014 and 2013, the Company did not have any uncertain tax positions.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2015	2014	2013
Unrecognized tax benefits at beginning of period	$679,000	$677,000	$677,000
Additions based on tax positions related to the current year	-	2,000	-
Changes to tax positions of prior years	-	-	-
Settlements	-	-	-
Expirations	-	-	-
Unrecognized tax benefits at end of period	$679,000	$679,000	$677,000

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

As of March 31, 2015 the Company does not have any open crude oil derivative positions with respect to future production.

The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows for the years ended March 31:

	2015	2014
Current assets: Derivative instruments	$-	$-
Noncurrent assets: Derivative instruments	-	$-
Total assets	$-	$-

Current liabilities: Derivative instruments	$-	$44,981
Noncurrent liabilities: Derivative instruments	-	$-
Total liabilities	$-	$44,981

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the consolidated statements of operations for the year ended March 31, 2015 and 2014:

	2015	2014
Unrealized loss on open non-hedge derivative instruments	$-	$(44,981)
Gain (loss) on settlement of non-hedge derivative instruments	102,069	(54,281)
Total gain (loss) on derivative instruments	$102,069	$(99,262)

9. Major Customers

Currently, the Company operates exclusively within the United States and its revenues and operating profit are derived from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are unsecured. Historically, the Company has not experienced significant credit losses on its oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on the Company’s ability to sell its oil and gas production.

In fiscal 2015, one customer accounted for 17% of the total oil and gas revenues and 19% of the total oil and gas accounts receivable. In fiscal 2014, one customer accounted for 22% of the total oil and gas revenues and 25% of the total oil and gas accounts receivable. In fiscal 2013, one customer accounted for 26% of the total oil and gas revenues and 24% of the total oil and gas accounts receivable.

10. Oil and Gas Costs

The costs related to the Company’s oil and gas activities were incurred as follows for the year ended March 31:

	2015	2014	2013
Property acquisition costs:
Proved	$3,108,040	$785,144	$20,542
Unproved	-	-	-
Exploration	15,472	9,641	15,715
Development	1,746,582	1,152,986	1,265,126
Capitalized asset retirement obligations	274,148	134,113	114,003
Total costs incurred for oil and gas properties	$5,144,242	$2,081,884	$1,415,386

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2015	2014	2013
Proved oil and gas properties	$40,489,453	$35,386,751	$34,138,841
Unproved oil and gas properties:
subject to amortization	73,990	73,990	170,487
not subject to amortization	-	-	-
	40,563,443	35,460,741	34,309,328
Less accumulated DD&A	19,752,994	18,395,619	17,249,803
	$20,810,449	$17,065,122	$17,059,525

DD&A amounted to $2.48, $2.18 and $2.03 per mcfe of production for the years ended March 31, 2015, 2014 and 2013, respectively.

11. (Loss) Income Per Common Share

Due to a net loss for the year ended March 31, 2015, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the year ended March 31, 2014, 35,000 options were excluded from the diluted net income per share calculations because the options are anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $5.98 at March 31, 2014. Due to a net loss for the year ended March 31, 2013, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

	2015	2014	2013
Net (loss) income	$(340,986)	$301,113	$(176,374)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,038,250	2,036,950	2,036,959
Effect of the assumed exercise of dilutive stock options	-	5,234	-
Weighted avg. common shares outstanding – dilutive	2,038,250	2,042,184	2,036,959

(Loss) income per common share:
Basic	$(0.17)	$0.15	$(0.09)
Diluted	$(0.17)	$0.15	$(0.09)

12. Stockholders’ Equity

In June 2014, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. During the fiscal year ended March 31, 2015, the Company repurchased 1,000 shares for the treasury at an aggregate cost of $5,009. There were no shares of common stock repurchased for the treasury account during fiscal 2014. During the fiscal year ended March 31, 2013, the Company repurchased 2,833 shares at an aggregate cost of $15,547.

13. Stock Options

In September 2009, the Company adopted the 2009 Employee Incentive Stock Plan (the “2009 Plan”). The 2009 Plan provides for the award of stock options up to 200,000 shares and includes option awards as well as stock awards. Option awards are granted with the restriction of requiring payment for the shares. Stock awards are granted without restrictions and without payment by the recipient. Neither option awards nor stock awards may exceed 25,000 shares granted to any one individual in any fiscal year. Stock options may be an incentive stock option or a nonqualified stock option. Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant and are subject to forfeiture if employment terminates. The 2009 Plan expires ten years from the date of adoption.

According to the Company’s employee stock incentive plan, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under the plan. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2015, 2014 and 2013.

The Company recognized compensation expense of $153,386, $152,448 and $138,303 in general and administrative expense in the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2015 totals $195,606, which is expected to be recognized over a weighted average of 2.6 years.

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

During the year ended March 31, 2015, the Compensation Committee of the Board of Directors approved and the Company granted 40,000 stock options to officers and employees of the Company exercisable at $7.00 per share. During the year ended March 31, 2014, the Compensation Committee of the Board of Directors approved and the Company granted 35,000 stock options to officers and employees of the Company exercisable at $5.98 per share. During the year ended March 31, 2013, no stock options were granted. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2015, 2014 and 2013. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2015	2014	2013
Grant-date fair value	$5.59	$4.75	-
Volatility factor	76.23%	77.01%	-
Dividend yield	-	-	-
Risk-free interest rate	2.52%	1.74%	-
Expected term (in years)	10	7	-

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. There were no stock options forfeited or expired during the years ended March 31, 2015, 2014 and 2013.

The following table is a summary of activity of stock options for the year ended March 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2012	83,750	$6.42	8.65	$127,363
Granted	-	-
Exercised	(3,750)	4.35
Forfeited or Expired	-	-
Outstanding at March 31, 2013	80,000	$6.52	8.03	$-
Granted	35,000	5.98
Exercised	(1,400)	6.29
Forfeited or Expired	-	-
Outstanding at March 31, 2014	113,600	$6.35	7.66	$154,062
Granted	40,000	7.00
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2015	153,600	$6.52	7.36	$-

Vested at March 31, 2015	77,350	$6.42	6.19	$-
Exercisable at March 31, 2015	77,350	$6.42	6.19	$-

Other information pertaining to option activity was as follows during the year ended March 31:

	2015	2014	2013
Weighted average grant-date fair value of stock options granted (per share)	$5.59	$4.75	$-
Total fair value of options vested	$150,063	$108,500	$108,500
Total intrinsic value of options exercised	$-	$6,244	$3,138

The following table summarizes information about options outstanding at March 31, 2015:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$5.98 – 6.25	45,000	$6.00
6.26 – 6.50	28,600	6.29
6.51 – 6.80	40,000	6.80
6.81 – 7.00	40,000	7.00
$5.98 – 7.00	153,600	$6.52	7.36	$-

Outstanding options at March 31, 2015 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

14. Related Party Transactions

Related party transactions for the fiscal year ended March 31, 2015 relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2015, 2014 and 2013 were $125,209, $133,861 and $144,404, respectively.

15. Lease Commitments

The Company leases its principal office space. On April 1, 2013, the Company agreed to a three year lease, with an option to renew for an additional two years. On April 1, 2014, the Company agreed to a three year lease for an additional office space. The following table summarizes future payments we are obligated to make based on the lease commitments in place as of March 31, 2015:

Commitment Amount (1)
Fiscal Year 2016	$23,440
Fiscal Year 2017	4,420

(1)	The total commitment for the remainder of the leases is $37,100 which includes $9,240 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

16. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC. The estimates as of March 31, 2015, 2014, and 2013 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum Consultants. Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change.

Proved reserves are estimated quantities of oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2012	346,000	8,445,000
Revision of previous estimates	(10,000)	(589,000)
Purchase of minerals in place	48,000	71,000
Extensions and discoveries	5,000	318,000
Sales of minerals in place	-	-
Production	(23,000)	(401,000)
As of March 31, 2013	366,000	7,844,000
Revision of previous estimates	12,000	(1,404,000)
Purchase of minerals in place	50,000	18,000
Extensions and discoveries	101,000	163,000
Sales of minerals in place	-	-
Production	(27,000)	(362,000)
As of March 31, 2014	502,000	6,259,000
Revision of previous estimates	(90,000)	(665,000)
Purchase of minerals in place	43,000	795,000
Extensions and discoveries	235,000	269,000
Sales of minerals in place	-	-
Production	(30,000)	(369,000)
As of March 31, 2015	660,000	6,289,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves ("PUD") are proved reserves are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The downward revision of oil and natural gas is primarily the result of SEC rules which require such reserves to be developed within five years and because of the participation in one unsuccessful well. Reserves written off due to the five year limitation are in the El Cinco field which are on leases held by production and are still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2015, 2014 and 2013:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2012	194,620	5,359,670
As of March 31, 2013	237,420	4,807,020
As of March 31, 2014	294,620	4,081,470
As of March 31, 2015	283,670	4,584,790

Proved Undeveloped Reserves:
As of April 1, 2012	151,730	3,085,060
As of March 31, 2013	128,290	3,037,180
As of March 31, 2014	206,930	2,177,810
As of March 31, 2015	376,070	1,703,790

As of March 31, 2015, 2014 and 2013 reserves were computed using the 12-month unweighted average of the first-day-of-the-month prices, in accordance with current SEC rules.

At March 31, 2015, the Company reported estimated PUDs of 3.96 bcfe, which accounted for 39% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 73 new wells (2.7 bcfe), 6 of which we operate, and 1 new zone behind pipe from a currently producing wellbore (.4 bcfe) that the Company also operates. The Company’s timetable for this well is totally dependent on the life of the currently producing zone. After the current zone has depleted, the Company will open the new productive zone. Of the 6 wells the Company operates (1.6 bcfe), 4 wells will be drilled on existing acreage in the Goldsmith field where the Company currently operates 3 wells. The Company projects 5 operated wells will be drilled in fiscal 2016, with the 1 remaining well in fiscal 2017. Regarding the remaining 67 PUD locations operated by others (1.1 bcfe), 12 wells are currently being drilled and 2 locations are currently being prepared to drill with plans for 18 wells to follow in 2016, 27 wells in 2017, 7 wells in 2018 and 1 well in 2019.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2015.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(Mcfe)	Development Costs
PUDs, beginning of year	3,419,362	$4,620,320
Revision of previous estimates	(943,113)	(441,475)
Conversions to PD reserves	(214,890)	(643,429)
Additional PUDs added	1,698,873	3,081,986
PUDs, end of year	3,960,232	$6,617,402

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2015, 2014 and 2013 along with estimates of the operating costs, production taxes and future development costs necessary to  produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2020 are $6,617,402.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2015 were $74.84 per bbl of oil and $3.595 per mcf of natural gas. The average prices used for fiscal 2014 were $94.23 per bbl of oil and $3.67 per mcf of natural gas. The average prices used for fiscal 2013 were $85.53 per bbl of oil and $2.76 per mcf of natural gas.

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

The standardized measure of discounted future cash flows at March 31, 2015, 2014 and 2013, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2015	2014	2013
Future cash inflows	$72,238,000	$70,252,000	$52,900,000
Future production costs and taxes	(19,569,000)	(20,647,000)	(14,893,000)
Future development costs	(6,617,000)	(4,826,000)	(4,850,000)
Future income taxes	(9,254,000)	(9,801,000)	(6,374,000)
Future net cash flows	36,798,000	34,978,000	26,783,000
Annual 10% discount for estimated timing of cash flows	(17,860,000)	(15,649,000)	(12,414,000)
Standardized measure of discounted future net cash flows	$18,938,000	$19,329,000	$14,369,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2015	2014	2013
Sales of oil and gas produced, net of production costs	$(2,036,000)	$(2,762,000)	$(1,982,000)
Net changes in price and production costs	(4,066,000)	2,464,000	(5,881,000)
Changes in previously estimated development costs	2,627,000	270,000	1,150,000
Revisions of quantity estimates	(3,718,000)	(657,000)	(811,000)
Net change due to purchases and sales of minerals in place	2,777,000	1,332,000	1,471,000
Extensions and discoveries, less related costs	4,607,000	3,802,000	321,000
Net change in income taxes	654,000	(1,997,000)	2,178,000
Accretion of discount	2,474,000	1,779,000	2,495,000
Changes in timing of estimated cash flows and other	(3,710,000)	729,000	(3,928,000)
Changes in standardized measure	(391,000)	4,960,000	(4,987,000)
Standardized measure, beginning of year	19,329,000	14,369,000	19,356,000
Standardized measure, end of year	$18,938,000	$19,329,000	$14,369,000

17. Selected Quarterly Financial Data (Unaudited)

	FISCAL 2015
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$551,894	$790,335	$987,942	$1,006,655
Operating (loss) profit	(412,332)	(240,224)	60,128	51,069
Net (loss) income	(270,975)	(175,321)	86,256	19,054
Net (loss) income per share – basic	(0.13)	(0.09)	0.04	0.01
Net (loss) income per share – diluted	(0.13)	(0.09)	0.04	0.01

	FISCAL 2014
	4th QTR	3rd QTR	2nd QTR	1st QTR
Oil and gas revenue	$953,291	$948,633	$1,108,102	$984,269
Operating profit	88,425	106,078	212,368	70,469
Net income	2,272	88,659	194,051	16,131
Net income per share – basic	0.00	0.04	0.10	0.01
Net income per share – diluted	0.00	0.04	0.10	0.01

INDEX TO EXHIBITS

Exhibit
Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2
Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.3	First Amendment to Loan Agreement dated December 28, 2009 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.4	Second Amendment to Loan Agreement dated March 1, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.5	Third Amendment to Loan Agreement dated September 30, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.6	Fourth Amendment to Loan Agreement dated October 22, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.7	Fifth Amendment to Loan Agreement dated December 28, 2011 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.8	Sixth Amendment to Loan Agreement dated October 22, 2012 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.9	Seventh Amendment to Loan Agreement dated October 25, 2013 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.10	Eighth Amendment to Loan Agreement dated September 10, 2014 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

10.11	Ninth Amendment to Loan Agreement dated February 13, 2015 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Joe C. Neal & Associates, Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Joe C. Neal & Associates, Independent Petroleum Engineer
___________________