Form 10-Q
period 2015-06-30
MEXCO ENERGY CORP
filed 2015-08-11
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 7, 2015 was 2,037,266.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$156,545	$96,084
Accounts receivable:
Oil and gas sales	418,126	384,485
Trade	52,997	64,584
Prepaid costs and expenses	36,423	44,618
Total current assets	664,091	589,771

Property and equipment, at cost
Oil and gas properties, using the full cost method	41,213,956	40,563,443
Other	106,792	106,792
Accumulated depreciation, depletion and amortization	(20,256,018)	(19,838,036)
Property and equipment, net	21,064,730	20,832,199

Other noncurrent assets	47,135	48,980
Total assets	$21,775,956	$21,470,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$952,334	$423,121

Long-term debt	6,150,000	5,950,000
Asset retirement obligations	1,241,073	1,230,216
Deferred income tax liabilities	508,923	660,870
Total liabilities	8,852,330	8,264,207

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,104,266 shares issued and 2,037,266 shares outstanding as of June 30, 2015 and March 31, 2015	1,052,133	1,052,133
Additional paid-in capital	7,116,280	7,075,031
Retained earnings	5,101,214	5,425,580
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	12,923,626	13,206,743
Total liabilities and stockholders’ equity	$21,775,956	$21,470,950

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2015	2014

Operating revenues:
Oil and gas	$692,582	$1,006,656
Other	10,027	11,178
Total operating revenues	702,609	1,017,834

Operating expenses:
Production	297,578	310,778
Accretion of asset retirement obligations	8,784	4,835
Depreciation, depletion and amortization	417,982	300,815
General and administrative	413,746	350,337
Total operating expenses	1,138,090	966,765

Operating (loss) income	(435,481)	51,069

Other income (expense):
Interest income	33	2
Interest expense	(40,865)	(15,770)
Loss on derivative instruments	-	(33,628)
Net other expense	(40,832)	(49,396)

(Loss) earnings before provision for income taxes	(476,313)	1,673

Income tax benefit:
Current	-	-
Deferred	(151,947)	(17,381)
	(151,947)	(17,381)

Net (loss) income	$(324,366)	$19,054

(Loss) income per common share:
Basic	$(0.16)	$0.01
Diluted	$(0.16)	$0.01

Weighted average common shares outstanding:
Basic	2,037,266	2,038,266
Diluted	2,037,266	2,054,847

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2015	$1,052,133	$(346,001)	$7,075,031	$5,425,580	$13,206,743
Net loss	-	-	-	(324,366)	(324,366)
Stock based compensation	-	-	41,249	-	41,249
Balance at June 30, 2015	$1,052,133	$(346,001)	$7,116,280	$5,101,214	$12,923,626

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2015		2,104,266
Issued		-
Balance at June 30, 2015		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2015		(67,000)
Acquisitions		-
Balance at June 30, 2015		(67,000)

Common stock shares, outstanding
at June 30, 2015		2,037,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30,
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net (loss) income	$(324,366)	$19,054
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Deferred income tax benefit	(151,947)	(17,381)
Stock-based compensation	41,249	24,276
Depreciation, depletion and amortization	417,982	300,815
Accretion of asset retirement obligations	8,784	4,835
Loss on derivative instruments	-	33,628
Changes in assets and liabilities, net of business combination:
(Increase ) decrease in accounts receivable	(22,054)	36,754
Decrease (increase) in prepaid expenses	8,195	(32,213)
Decrease in noncurrent assets	-	6,291
Decrease in income tax payable	-	(6,500)
Increase in accounts payable and accrued expenses	302,550	55,600
Net cash provided by operating activities	280,393	425,159

Cash flows from investing activities:
Additions to oil and gas properties	(419,325)	(284,223)
Settlement of asset retirement obligations	(795)	(156)
Settlement of derivatives	-	(19,489)
Proceeds from sale of oil and gas properties and equipment	188	125
Net cash used in investing activities	(419,932)	(303,743)

Cash flows from financing activities:
Reduction of long-term debt	-	(125,000)
Proceeds from long-term debt	200,000	-
Net cash provided by (used in) financing activities	200,000	(125,000)

Net increase (decrease) in cash and cash equivalents	60,461	(3,584)

Cash and cash equivalents at beginning of period	96,084	156,082

Cash and cash equivalents at end of period	$156,545	$152,498

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,523	$15,387
Income taxes paid	$-	6,500

Non-cash investing and financing activities:
Asset retirement obligations	$3,050	$782

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

Interim Financial Statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2015, and the results of its operations and cash flows for the interim periods ended June 30, 2015 and 2014.  The financial statements as of June 30, 2015 and for the three month periods ended June 30, 2015 and 2014 are unaudited.  The consolidated balance sheet as of March 31, 2015 was derived from the audited balance sheet filed in the Company’s 2015 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  However, the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Recent Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Topic 810: Consolidation which amends the current consolidation guidanance. ASU No. 2015-02 is effective for Mexco as of April 1, 2016. Management is assessing the impact of adoption of this ASU on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Subtopic 225-20: Income Statement – Extraordinary and Unusual Items which eliminates the concept of extraordinary items from the generally accepted accounting principles. ASU No. 2015-01 is effective for Mexco as of January 1, 2016, and early adoption is permitted. Management is assessing the standard update and does not believe there will be a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. ASU No. 2014-15 is effective for Mexco for the fiscal year ending March 31, 2017 and interim periods thereafter and early adoption is permitted. Management does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Topic 606: Revenue from Contracts with Customers. ASU No. 2014-09 is effective for Mexco as of April 1, 2017. Management is evaluating the effect, if any this pronouncement will have on our consolidated financial statements.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2016:

Carrying amount of asset retirement obligations as of April 1, 2015	$1,240,216
Liabilities incurred	3,050
Liabilities settled	(977)
Accretion expense	8,784
Carrying amount of asset retirement obligations as of June 30, 2015	1,251,073
Less: Current portion	10,000
Non-Current asset retirement obligation	$1,241,073

4. Stock-based Compensation

The Company recognized compensation expense of $41,249 and $24,276 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014, respectively.  The total cost related to non-vested awards not yet recognized at June 30, 2015 totals approximately $154,357 which is expected to be recognized over a weighted average of 2.41 years.

The following table is a summary of activity of stock options for the three months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2015	153,600	$6.52	7.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2015	153,600	$6.52	7.11	$-

Vested at June 30, 2015	86,100	$6.38	6.13	$-
Exercisable at June 30, 2015	86,100	$6.38	6.13	$-

Outstanding options at June 30, 2015 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

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

The Agreement was renewed nine times with ninth amendment on February 13, 2015, which revised the maturity date to November 30, 2020.  Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.50 percentage points, which was 2.687% on June 30, 2015.  Interest on the outstanding amount under the credit agreement is payable monthly.  In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment.  The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter and is included in the consolidated statements of operations under the caption “General and administrative” expenses.  Availability of this line of credit at June 30, 2015 was $100,000.  No principal payments are anticipated to be required through November 30, 2020.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the Agreement.  The Company is in compliance with all covenants as of June 30, 2015.  In addition, this Agreement prohibits the Company from paying cash dividends on its common stock.  The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits.  As of June 30, 2015, one letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility.  This letter of credit renews annually.  The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated and is included in the consolidated statements of operations under the caption "General and administrative" expenses.

The balance outstanding on the line of credit as of June 30, 2015 was $6,150,000 and as of August 1, 2015 was $6,250,000.  The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2015:

Principal
Balance at April 1, 2015:	$5,950,000
Borrowings	200,000
Repayments	-
Balance at June 30, 2015:	$6,150,000

7. Income Taxes

The income tax provision consists of the following for the three months ended June 30, 2015 and 2014:

	2015	2014

Current income tax expense	$-	$-
Deferred income tax (benefit) expense	(151,947)	(17,381)
Total income tax provision	$(151,947)	$(17,381)

The effective tax rate for the three months ended June 30, 2015 was 32% compared to an effective tax rate of (1039%) for the three months June 30, 2014. This rate for June 30, 2014 was the result of an increase in the statutory depletion carryforward.

8. Derivatives

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

All derivative financial instruments are recorded at fair value.  The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the consolidated statements of operations under the caption “Loss on derivative instruments.”  The following summarizes the loss on derivative instruments included in the consolidated statements of operations three months ended June 30, 2015 and 2014:

	2015	2014
Unrealized loss on open non-hedge derivative instruments	$-	$(14,139)
Loss on settlement of non-hedge derivative instruments	-	(19,489)
Total loss on derivative instruments	$-	$(33,628)

As of June 30, 2015 the Company does not have any open crude oil derivative positions with respect to future production.

9.  Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder.  The total billed to and reimbursed by the stockholder for the quarter ended June 30, 2015 and 2014 were $25,621 and $28,077, respectively.

10.  (Loss) Income Per Common Share

The Company’s basic net (loss) income per share has been computed based on the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net (loss) income by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period.  In periods where losses are reported, the weighted average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic net (loss) income per share and diluted (loss) income per share for the three month periods ended June 30, 2015 and 2014.

	2015	2014
Net (loss) income	$(324,366)	$19,054

Shares outstanding:
Weighted average common shares outstanding – basic	2,037,266	2,038,266
Effect of the assumed exercise of dilutive stock options	-	16,581
Weighted average common shares outstanding – dilutive	2,037,266	2,054,847

(Loss) income per common share:
Basic	$(0.16)	$0.01
Diluted	$(0.16)	$0.01

Due to a net loss for the three months ended June 30, 2015, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  For the quarter ended June 30, 2014, 35,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the options are anti-dilutive.  Anti-dilutive stock options have a weighted average exercise price of $5.98 at June 30, 2014.

11.  Subsequent Events

On July 29, 2015, the Company assigned an independent operator a six month term leasehold interest in 320 net acres (640 gross acres) in Upton County, Texas in return for payment to Mexco of $350 per acre totaling $112,000. Mexco retained a 1% overriding royalty interest.  The assignee has been granted the option to extend the term assignment for an additional three years at a price of $2,000 per acre for a total of $640,000.

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

For the first three months of fiscal 2016, cash flow from operations was $280,393, a 34% decrease when compared to the corresponding period of fiscal 2015.  Cash of $419,325 was used for additions to oil and gas properties and cash of $200,000 was provided by the line of credit.  Accordingly, net cash increased $60,461.

At June 30, 2015, we had working capital of ($288,243) compared to working capital of $166,650 at March 31, 2015, a decrease of $454,893 for the reasons set forth below.

Oil and Natural Gas Property Transactions

A joint venture in which Mexco is a working interest owner participated in two wells completed in Wolfcamp A and B formations using horizontal drilling and multi-stage fracture stimulation on a 1,125-acre tract in Reagan County, Texas.  These wells, operated by Bold Energy III, LLC, respectively initially produced at the rates of 486 and 928 barrels of oil equivalent per day.  Our share of the costs to drill, fracture and complete these two wells for our approximately 3.13% working interest including a carried interest from Bold (2.48% net revenue interest) was approximately $312,000 to date ($125,000 of which was expended in the first quarter of fiscal 2016).

We participated in the drilling and completion of three horizontal wells in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas.  All three wells in two units, operated by Apache Corporation, are currently producing on approximately 1,900 acres.  Mexco’s working interest in these wells is .4167% (.3125% net revenue interest).  Our share of the costs to drill and complete these wells was approximately $161,000 ($34,000 of which was expended in the first quarter of fiscal 2016).

During the first quarter of fiscal 2016, Mexco participated in the drilling and completion of one horizontal well and the completion of another horizontal well in the Third Bone Spring formation in Lea County, New Mexco.  Both wells are operated by XTO Energy, Inc., a subsidiary of Exxon Mobil Corporation.  The first well in a twenty-four hour test, flowed at the rate of 541 barrels of oil and 466,000 cubic feet of gas.  Mexco’s share of the costs for these wells was approximately $270,000 for our 2.78% working interest (1.95% net revenue interest).

Mexco participated in the drilling and completion of a horizontal well in the Red Hills (Avalon) Field of Lea County, New Mexico.  The well, operated by Concho Resources, Inc. initially flowed at the rate of 663 barrels of oil and 634,000 cubic feet of natural gas per day.  Mexco’s working interest in this well is approximately .59% (.29% net revenue interest).

Mexco also participated in the drilling and completion of the second, third and fourth horizontal wells in the Berry (Third Bone Spring) Field of Lea County, New Mexico.  The wells, operated by Concho Resources, Inc. have been drilled and are currently undergoing completion operations.  Mexco’s share of the costs for these wells was approximately $32,000 for our approximately .15% working interest (.11% net revenue interest).

During the first quarter of fiscal 2016, Mexco participated in the drilling and completion of three horizontal development wells and one salt water disposal well in the Avalon Shale portion of the Bone Spring formation in Lea County, New Mexico.  This unit, consisting of 2 currently producing wells, is operated by Concho Resources, Inc.   The first of these new wells to be completed flowed at the rate of 772 barrels of oil and 1,396,000 cubic feet of gas on a twenty-four hour test.  Mexco’s share of the costs for these four wells was approximately $125,000.  Mexco’s working interests in these wells range from .52% to .74% (.29% to .43% net revenue interest).

Mexco participated in the completion of three horizontal wells in the Wolfcamp B formation of the Spraberry Field of Martin County, Texas.  All three wells, operated by QEP Energy Company, began producing in April 2015 at an average rate of 797 barrels of oil and 1,366,000 cubic feet of natural gas per day.  Our share of the costs to drill and complete these wells for our .2125% working interest (.159% net revenue interest) was approximately $66,000 ($24,000 of which was expended in the first quarter of fiscal 2016).

These initial production results are not necessarily indicative of future rates of production or reserves.

We are participating in other projects and are reviewing projects in which we may participate.  The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.  The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of our common stock.

Crude oil and natural gas prices have fluctuated significantly in recent years.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty.  For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $40.00 per bbl in May 2015 to a high of $101.75 per bbl in July 2014.  The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.50 per MMBtu in April 2015 to a high of $4.47 per MMBtu in July  2014.  On June 30, 2015 the WTI posted price for crude oil was $56.00 per bbl and the Henry Hub spot price for natural gas was $2.80 per MMBtu.  Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations.  We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.  The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2015:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$6,150,000	$-	$-	$6,150,000
Leases (2)	$22,000	$18,685	$3,315	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $165,251 less than 1 year, $495,753 1-3 years and $234,106 over 3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $28,930 which includes $6,930 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. For the quarter ended June 30, 2015, there was a net loss of $324,366, compared to net income of $19,054 for the quarter ended June 30, 2014. This was a result of a decrease in operating revenues and an increase in operating expenses partially offset by an income tax benefit.

Oil and gas sales. Revenue from oil and gas sales was $692,582 for the quarter ended June 30, 2015, a 31% decrease from $1,006,656 for the quarter ended June 30, 2014. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2015	2014	% Difference
Oil:
Revenue	$481,725	$629,128	(23.4%)
Volume (bbls)	9,270	6,743	37.5%
Average Price (per bbl) (a)	$51.97	$93.30	(44.3%)

Gas:
Revenue	$210,857	$377,528	(44.1%)
Volume (mcf)	98,015	88,061	11.3%
Average Price (per mcf)	$2.15	$4.29	(49.9%)

(a)	After giving effect to our derivative instruments, the average sales price per Bbl of oil was $90.41 for the quarter ended June 30, 2014.

Production and exploration.  Production costs were $297,578 for the three months ended June 30, 2015, a 4% decrease from $310,778 for the three months ended June 30, 2014.  This was primarily the result of a decrease in production taxes from a decrease in sales.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization (“DD&A”) expense was $417,982 for the first quarter of fiscal 2016, a 39% increase from $300,815 for the first quarter of fiscal 2015, primarily due to an increase in full cost pool and an increase in oil and gas production partially offset by an increase in oil and gas reserves.

General and administrative expenses.  General and administrative expenses were $413,746 for the three months ended June 30, 2015, an 18% increase from $350,337 for the three months ended June 30, 2015.  This was primarily due to an increase in accounting and engineering expenses.

Interest expense.  Interest expense was $40,865 for the first quarter of fiscal 2016, an increase of 159% from $15,770 for the first quarter of fiscal 2015 due to an increase in borrowings.

Income taxes.  There was an income tax benefit of $151,947 for the three months ended June 30, 2015 compared to an income tax benefit of $17,381, for the three months ended June 30, 2014.  The effective tax rate for the three months ended June 30, 2015 was 32% compared to an effective tax rate of (1039%) for the three months June 30, 2014.  This rate for June 30, 2014 was the result of an increase in the statutory depletion carryforward.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates.  All of our financial instruments are for purposes other than trading.

Interest Rate Risk.  At June 30, 2015, we had an outstanding loan balance of $6,150,000 under our $6.3 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points.  If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $61,500, based on the outstanding balance at June 30, 2015.

Credit Risk.  Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations.  Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized.  At June 30, 2015, our largest credit risk associated with any single purchaser was $39,240 or 9% of our total oil and gas receivables.  We are also exposed to credit risk in the event of nonperformance from any of our working interest partners.  At June 30, 2015, our largest credit risk associated with any working interest partner was $16,579 or 48% of our total trade receivables.  We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other.  Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas.  If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2015, our pretax loss would have changed by $92,700.  If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2015, our pretax loss would have changed by $98,015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis.  At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e).  Based on such evaluation, such officers concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 10, 2015	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 10, 2015	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary