Form 10-Q
period 2015-09-30
MEXCO ENERGY CORP
filed 2015-11-13
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 13, 2015 was 2,037,266.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$59,828	$96,084
Accounts receivable:
Oil and gas sales	392,036	384,485
Trade	14,903	64,584
Prepaid costs and expenses	29,541	44,618
Total current assets	496,308	589,771

Property and equipment, at cost
Oil and gas properties, using the full cost method	41,293,845	40,563,443
Other	107,484	106,792
Accumulated depreciation, depletion and amortization	(21,540,455)	(19,838,036)
Property and equipment, net	19,860,874	20,832,199

Other noncurrent assets	41,018	48,980
Total assets	$20,398,200	$21,470,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$576,168	$423,121

Long-term debt	6,250,000	5,950,000
Asset retirement obligations	1,246,526	1,230,216
Deferred income tax liabilities	147,539	660,870
Total liabilities	8,220,233	8,264,207

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 shares issued and 2,037,266 shares outstanding as of September 30, 2015 and March 31, 2015	1,052,133	1,052,133
Additional paid-in capital	7,146,928	7,075,031
Retained earnings	4,324,907	5,425,580
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	12,177,967	13,206,743
Total liabilities and stockholders’ equity	$20,398,200	$21,470,950

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2015	2014	2015	2014
Operating revenue:
Oil and gas	$720,874	$987,942	$1,413,456	$1,994,597
Other	7,955	18,157	17,982	29,335
Total operating revenues	728,829	1,006,099	1,431,438	2,023,932

Operating expenses:
Production	284,995	326,571	582,573	637,349
Accretion of asset retirement obligation	8,813	4,710	17,597	9,544
Impairment of oil and gas properties	833,789	-	833,789	-
Depreciation, depletion, and amortization	450,648	322,696	868,630	623,511
General and administrative	244,863	291,994	658,609	642,330
Total operating expenses	1,823,108	945,971	2,961,198	1,912,734

Operating (loss) income	(1,094,279)	60,128	(1,529,760)	111,198

Other income (expenses):
Interest income	3	2	36	4
Interest expense	(43,415)	(15,776)	(84,280)	(31,546)
Gain on derivative instruments	-	51,380	-	17,751
Net other (expense) income	(43,412)	35,606	(84,244)	(13,791)

(Loss) earnings before provision for income taxes	(1,137,691)	95,734	(1,614,004)	97,407

Income tax (benefit) expense:
Current	-	-	-	-
Deferred	(361,384)	9,478	(513,331)	(7,903)
	(361,384)	9,478	(513,331)	(7,903)

Net (loss) income	$(776,307)	$86,256	$(1,100,673)	$105,310

(Loss) income per common share:
Basic	$(0.38)	$0.04	$(0.54)	$0.05
Diluted	$(0.38)	$0.04	$(0.54)	$0.05

Weighted average common shares outstanding:
Basic	2,037,266	2,038,266	2,037,266	2,038,266
Diluted	2,037,266	2,053,158	2,037,266	2,054,003

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2015	$1,052,133	$(346,001)	$7,075,031	$5,425,580	$13,206,743
Net loss	-	-	-	(324,366)	(324,366)
Stock based compensation	-	-	41,249	-	41,249
Balance at June 30, 2015	$1,052,133	$(346,001)	$7,116,280	$5,101,214	$12,923,626
Net loss	-	-	-	(776,307)	(776,307)
Stock based compensation	-	-	30,648	-	30,648
Balance at September 30, 2015	$1,052,133	$(346,001)	$7,146,928	$4,324,907	$12,177,967

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2015		2,104,266
Issued		-
Balance at June 30, 2015		2,104,266
Issued		-
Balance at Sept. 30, 2015		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2015		(67,000)
Acquisitions		-
Balance at June 30, 2015		(67,000)
Acquisitions		-
Balance at Sept. 30, 2015		(67,000)

Common stock shares, outstanding at September 30, 2015		2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,100,673)	$105,310
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(513,331)	(7,903)
Stock-based compensation	71,897	64,153
Depreciation, depletion and amortization	868,630	623,511
Accretion of asset retirement obligations	17,597	9,544
Gain on derivative instruments	-	(17,751)
Impairment of oil and gas properties	833,789	-
Changes in assets and liabilities:
Decrease in accounts receivable	42,130	35,375
Decrease (increase) in prepaid expenses	15,077	(76,056)
Increase in noncurrent assets	-	(12,453)
Decrease in income taxes payable	-	(6,500)
Increase (decrease) in accounts payable and accrued expenses	80,281	(8,889)
Net cash provided by operating activities	315,397	708,341

Cash flows from investing activities:
Additions to oil and gas properties	(786,625)	(826,473)
Additions to other property and equipment	(692)	(4,046)
Settlement of asset retirement obligations	(1,868)	(35,897)
Settlement of derivatives	-	(30,240)
Proceeds from sale of oil and gas properties and equipment	137,532	12,219
Net cash used in investing activities	(651,653)	(884,437)

Cash flows from financing activities:
Reduction of long-term debt	-	(150,000)
Proceeds from long-term debt	300,000	325,000
Net cash provided by financing activities	300,000	175,000

Net decrease in cash and cash equivalents	(36,256)	(1,096)

Cash and cash equivalents at beginning of period	96,084	156,082

Cash and cash equivalents at end of period	$59,828	$154,986

Supplemental disclosure of cash flow information:
Cash paid for interest	$83,113	$30,989

Non-cash investing and financing activities:
Asset retirement obligations	$3,570	$7,255

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of its operations and cash flows for the interim periods ended September 30, 2015 and 2014. The financial statements as of September 30, 2015 and for the three and six month periods ended September 30, 2015 and 2014 are unaudited. The consolidated balance sheet as of March 31, 2015 was derived from the audited balance sheet filed in the Company’s 2015 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Recent Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Topic 810: Consolidation which amends the current consolidation guidance. ASU No. 2015-02 is effective for Mexco as of April 1, 2016. Management is assessing the standard update and does not believe there will be a significant impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Topic 606: Revenue from Contracts with Customers. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018 and is required to be adopted using either the retrospective or cumulative effect transition method, with early adoption permitted in 2017. Management is evaluating the effect, if any this pronouncement will have on our consolidated financial statements.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2016:

Carrying amount of asset retirement obligations as of April 1, 2015	$1,240,216
Liabilities incurred	3,570
Liabilities settled	(4,857)
Accretion expense	17,597
Carrying amount of asset retirement obligations as of September 30, 2015	1,256,526
Less: Current portion	10,000
Non-Current asset retirement obligation	$1,246,526

4. Stock-based Compensation

The Company recognized compensation expense of $30,648 and $39,877 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014, respectively. Compensation expense recognized for the six months ended September 30, 2015 and 2014 was $71,897 and $64,153, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2015 totals approximately $123,709 which is expected to be recognized over a weighted average of 2.16 years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2015 and 2014. All such amounts represent the weighted average amounts.

	Six Months Ended
	September 30
	2015	2014
Grant-date fair value	-	$5.59
Volatility factor	-	76.23%
Dividend yield	-	-
Risk-free interest rate	-	2.52%
Expected term (in years)	-	10

The following table is a summary of activity of stock options for the six months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2015	153,600	$6.52	7.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2015	153,600	$6.52	6.86	$-

Vested at September 30, 2015	86,100	$6.38	5.88	$-
Exercisable at September 30, 2015	86,100	$6.38	5.88	$-

There were no options granted during the six months ended September 30, 2015. During the six months ended September 30, 2014, stock options covering 40,000 shares were granted.

Outstanding options at September 30, 2015 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

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

The Agreement was renewed nine times with the ninth amendment on February 13, 2015, which revised the maturity date to November 30, 2020. Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.50 percentage points, which was 2.69% on September 30, 2015. Interest on the outstanding amount under the credit agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter and is included in the consolidated statements of operations under the caption “General and administrative” expenses. There was no availability of this line of credit at September 30, 2015. No principal payments are anticipated to be required through November 30, 2020.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement. The Company is in compliance with all covenants as of September 30, 2015. In addition, this Agreement prohibits the Company from paying cash dividends on our common stock. The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of September 30, 2015, one letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated and is included in the consolidated statements of operations under the caption “General and administrative” expenses.

The balance outstanding on the line of credit as of September 30, 2015 was $6,250,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2015:

Principal
Balance at April 1, 2015:	$5,950,000
Borrowings	300,000
Repayments	-
Balance at September 30, 2015:	$6,250,000

7. Income Taxes

The income tax provision consists of the following for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2015	2014	2015	2014
Current income tax expense	$-	$-	$-	$-
Deferred income tax (benefit) expense	(361,384)	9,478	(513,331)	(7,903)
Total income tax provision:	$(361,384)	$9,478	$(513,331)	$(7,903)

Effective tax rate	(32%)	10%	(32%)	(8%)

The change in our effective tax rate was impacted by the application of graduated rates, permanent differences and statutory depletion for the six months ended September 30, 2015.

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

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the consolidated statements of operations under the caption “Gain on derivative instruments.” The following summarizes the loss on derivative instruments included in the consolidated statements of operations for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2015	2014	2015	2014
Unrealized gain on open non-hedge derivative instruments	$-	$62,131	$-	$47,991
Loss on settlement of non-hedge derivative Instruments	-	(10,751)	-	(30,240)
Total gain on derivative instruments	$-	$51,380	$-	$17,751

As of September 30, 2015 the Company does not have any open crude oil derivative positions with respect to future production.

9. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder. The total billed to and reimbursed by the stockholder for the three months ended September 30, 2015 and 2014 was $24,080 and $27,564, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2015 and 2014 was $49,701 and $55,641, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic net (loss) income per share and diluted (loss) income per share for the three and six month periods ended September 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net (loss) income	$(776,307)	$86,256	$(1,100,673)	$105,310

Shares outstanding:
Weighted avg. shares outstanding – basic	2,037,266	2,038,266	2,037,266	2,038,266
Effect of assumed exercise of dilutive stock options	-	14,892	-	15,737
Weighted avg. shares outstanding – dilutive	2,037,266	2,053,158	2,037,266	2,054,003

(Loss) income per common share:
Basic	$(0.38)	$0.04	$(0.54)	$0.05
Diluted	$(0.38)	$0.04	$(0.54)	$0.05

Due to a net loss for the for the three and six months ended September 30, 2015, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three and six months ended September 30, 2014, 105,000 potential common shares relating to stock options were excluded in the computation of diluted net income per share. Anti-dilutive stock options have a weighted average exercise price of $6.60 at September 30, 2014.

11. Impairments of Oil and Natural Gas Properties

Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the six months ended September 30, 2015, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment in the carrying value of our oil and natural gas properties of approximately $834,000.

12. Subsequent Events

On November 11, 2015, the Company made a three year term assignment of a leasehold interest in 320 net acres (640 gross acres) in Upton County, Texas to an independent operator in return for payment to Mexco of $2,000 per acre for a total of $640,000. Mexco retained a 1% overriding royalty interest in this acreage.

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

For the first six months of fiscal 2016, cash flow from operations was $315,397, a 55% decrease when compared to the corresponding period of fiscal 2015. Cash of $300,000 was provided by the line of credit and net cash of $649,785 was used for additions to oil and gas properties and equipment. Accordingly, net cash decreased $36,256.

At September 30, 2015, we had negative working capital of $79,860 compared to working capital of $166,650 at March 31, 2015, a decrease of $246,510 for the reasons set forth below.

Oil and Natural Gas Property Transactions

A joint venture in which Mexco is a working interest owner participated in two wells completed in Wolfcamp A and B formations using horizontal drilling and multi-stage fracture stimulation on a 1,125-acre tract in Reagan County, Texas. These wells, operated by Bold Energy III, LLC, respectively initially produced at the rates of 486 and 928 barrels of oil equivalent per day. Our share of the costs to drill, fracture and complete these two wells for our approximately 3.13% working interest including a carried interest from Bold (2.48% net revenue interest) was approximately $394,000 to date ($206,000 of which was expended in the first six months of fiscal 2016).

We participated in the drilling and completion of three horizontal wells in the Penn Detrital formation of the F A Hogg Field of Winkler County, Texas. All three wells in two units, operated by Apache Corporation, are currently producing on approximately 1,900 acres. Mexco’s working interest in these wells is .4167% (.3125% net revenue interest). Our share of the costs to drill and complete these wells was approximately $172,000 ($46,000 of which was expended in the first six months of fiscal 2016).

During the first quarter of fiscal 2016, Mexco participated in the drilling and completion of one horizontal well and the completion of another horizontal well in the Third Bone Spring formation in Lea County, New Mexco. Both wells are operated by XTO Energy, Inc., a subsidiary of Exxon Mobil Corporation. The first well in a twenty-four hour test, flowed at the rate of 541 barrels of oil and 466,000 cubic feet of gas. Mexco’s share of the costs to date for these wells was approximately $466,000 ($270,000 of which was expended in the first six months of fiscal 2016) for our 2.78% working interest (1.95% net revenue interest).

Mexco participated in the drilling and completion of two horizontal wells and one salt water disposal well in the Red Hills (Avalon) Field of Lea County, New Mexico. These wells, operated by Concho Resources, Inc. are producing at the rate of approximately 490 barrels of oil and 1,300,000 cubic feet of natural gas per day. Mexco’s share of the costs through September 30, 2015 for these three wells as well as purchase of additional interests was approximately $89,000 for our approximately .49% working interest (.42% net revenue interest).

Mexco also participated in the drilling and completion of the second, third and fourth horizontal wells in the Berry (Third Bone Spring) Field of Lea County, New Mexico. The wells, operated by Concho Resources, Inc. have been drilled and are currently undergoing completion operations. Mexco’s share of the costs to date for these wells was approximately $42,000 ($32,000 of which was expended in the first six months of fiscal 2016) for our approximately .15% working interest (.11% net revenue interest).

Mexco participated in the drilling and completion of three horizontal development wells and one salt water disposal well in the Avalon Shale portion of the Bone Spring formation in Lea County, New Mexico. This unit, consisting of 3 currently producing wells, is operated by Concho Resources, Inc. The most recent of these wells flowed at the rate of 941 barrels of oil and 1,142,000 cubic feet of gas on a twenty-four hour test. Mexco’s share of the costs through September 30, 2015 for these four wells as well as purchase of additional interests was approximately $167,000. Mexco’s working interests in these wells now range from ..74% to 1.18% (.63% to .87% net revenue interest).

Mexco participated in the completion of three horizontal wells in the Wolfcamp B formation of the Spraberry Field of Martin County, Texas. All three wells, operated by QEP Energy Company, began producing in April 2015 at an average rate of 797 barrels of oil and 1,366,000 cubic feet of natural gas per day. Our share of the costs to drill and complete these wells for our .2125% working interest (.159% net revenue interest) was approximately $76,000.

Mexco is a working interest owner in two horizontal wells, one producing at approximately 320 barrels of oil and 1,600,000 cubic feet of natural gas per day and the second of which is in process of drilling and completion. These wells are in the Lower Avalon formation located in Lea County, New Mexico and operated by Concho Resources, Inc. Mexco has expended $46,200 in the first six months of fiscal 2016 for our approximate .60% working interest (.45% net revenue interest).

In July 2015, the Company assigned an independent operator a six month term leasehold interest in 320 net acres (640 gross acres) in Upton County, Texas in return for payment to Mexco of $350 per acre totaling $112,000. Mexco retained a 1% overriding royalty interest. The assignee has been granted the option to extend the term assignment for an additional three years at a price of $2,000 per acre for a total of $640,000.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $34.50 per bbl in August 2015 to a high of $87.50 per bbl in October 2014. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.47 per MMBtu in September 2015 to a high of $4.41 per MMBtu in November 2014. On September 30, 2015 the WTI posted price for crude oil was $41.50 per bbl and the Henry Hub spot price for natural gas was $2.47 per MMBtu. Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the current year.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2015:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$6,250,000	$-	$-	$6,250,000
Leases (2)	$16,140	$13,930	$2,210	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $168,369 less than 1 year, $505,106 1-3 years and $196,430 over 3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $20,760 which includes $4,620 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. There was a net loss of $776,307 for the quarter ended September 30, 2015 compared to net income of $86,256 for the quarter ended September 30, 2014. This was a result of an impairment of our oil and gas properties.

Oil and gas sales. Revenue from oil and gas sales was $720,874 for the second quarter of fiscal 2016, a 27% decrease from $987,942 for the same period of fiscal 2015. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2015	2014	% Difference
Oil:
Revenue	$492,259	$646,776	(23.9%)
Volume (bbls)	10,955	7,595	44.2%
Average Price (per bbl)(1)	$44.94	$85.16	(47.2%)

Gas:
Revenue	$228,615	$341,166	(33.0%)
Volume (mcf)	106,563	90,444	17.8%
Average Price (per mcf)	$2.15	$3.77	(43.0%)

(1)	After giving effect to our derivative instruments, the average sales price per Bbl of oil was $83.74 for the quarter ended September 30, 2014.

Production and exploration. Production costs were $284,995 for the second quarter of fiscal 2016, a 13% decrease from $326,571 for the same period of fiscal 2015. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs due to a decrease in oil and gas prices.

Impairment of oil and gas properties. The impairment in the carrying value of our oil and natural gas properties was $833,789 for the second quarter of fiscal 2016. This was due to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $450,648 for the second quarter of fiscal 2016, a 40% increase from $322,696 for the same period of fiscal 2015, primarily due to an increase to the full cost pool amortization base and an increase in oil and gas production.

General and administrative expenses. General and administrative expenses were $244,863 for the second quarter of fiscal 2016, a 16% decrease from $291,994 for the same period of fiscal 2015. This was primarily due to a decrease in accounting fees, bank charges, stock option compensation expense and insurance costs.

Interest expense. Interest expense was $43,415 for the second quarter of fiscal 2016, a 175% increase from $15,776 for the same period of fiscal 2015, due to an increase in borrowings.

Income taxes. There was an income tax benefit of $361,384 for the three months ended September 30, 2015 compared to an income tax expense of $9,478 for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was (32%) compared to 10% for the three months ended September 30, 2014. The change in our effective tax rate was impacted by an impairment of our oil and gas properties and the application of graduated rates, permanent differences and statutory depletion for the three months ended September 30, 2015.

Results of Operations – Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014. For the six months ended September 30, 2015, there was a net loss of $1,100,673 compared to net income of $105,310 for the six months ended September 30, 2014. This was a result of an impairment of our oil and gas properties, a decrease in operating revenues and an increase in depreciation, depletion and amortization (“DD&A”).

Oil and gas sales. Revenue from oil and gas sales was $1,413,456 for the six months ended September 30, 2015, a 29% decrease from $1,994,597 for the same period of fiscal 2015. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2015	2014	% Difference
Oil:
Revenue	$973,984	$1,275,904	(23.7%)
Volume (bbls)	20,225	14,338	41.1%
Average Price (per bbl)(1)	$48.16	$88.99	(45.9%)

Gas:
Revenue	$439,472	$718,693	(38.9%)
Volume (mcf)	204,578	178,505	14.6%
Average Price (per mcf)	$2.15	$4.03	(46.7%)

(1)	After giving effect to our derivative instruments, the average sales price per Bbl of oil was $86.88 for the six months ended September 30, 2014.

Production and exploration. Production costs were $582,573 for the six months ended September 30, 2015, a 9% decrease from $637,349 for the six months ended September 30, 2014. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs due to a decrease in oil and gas prices.

Impairment of oil and gas properties. The impairment in the carrying value of our oil and natural gas properties was $833,789 for the six months ended September 30, 2015. This was due to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $868,630 for the six months ended September 30, 2015, a 39% increase from $623,511 for the six months ended September 30, 2014, an increase to the full cost pool amortization base and an increase in oil and gas production.

General and administrative expenses. General and administrative expenses were $658,609 for the six months ended September 30, 2015, a 3% increase from $642,330 for the six months ended September 30, 2014. This was primarily due to an increase in accounting and engineering expenses partially offset by a decrease in salary and insurance expenses.

Interest expense. Interest expense was $84,280 for the six months ended September 30, 2015, a 167% increase from $31,546 for the same period fiscal 2015 due to an increase in borrowings.

Income taxes. There was an income tax benefit of $513,331 for the six months ended September 30, 2015 compared to an income tax benefit of $7,903 for the six months ended September 30, 2014. The effective tax rate for the six months ended September 30, 2015 was (32%) compared to (8%) for the six months ended September 30, 2014. The change in our effective tax rate was impacted by an impairment of our oil and gas properties and the application of graduated rates, permanent differences and statutory depletion for the six months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At September 30, 2015, we had an outstanding loan balance of $6,250,000 under our $6.3 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $62,500 based on the outstanding balance at September 30, 2015.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2015, our largest credit risk associated with any single purchaser was $65,742 or 17% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At September 30, 2015, our largest credit risk associated with any working interest co-owner was $13,628 or 91% of our total trade receivable. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2016, our pretax loss would have changed by $202,250. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2016, our pretax loss would have changed by $204,578.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 13, 2015	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 13, 2015	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary