Form 10-Q
period 2015-12-31
MEXCO ENERGY CORP
filed 2016-02-12
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 12, 2016 was 2,037,266.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$35,423	$96,084
Accounts receivable:
Oil and gas sales	252,204	384,485
Trade	34,398	64,584
Prepaid costs and expenses	13,873	44,618
Total current assets	335,898	589,771

Property and equipment, at cost
Oil and gas properties, using the full cost method	40,872,331	40,563,443
Other	107,484	106,792
Accumulated depreciation, depletion and amortization	(24,067,063)	(19,838,036)
Property and equipment, net	16,912,752	20,832,199

Other noncurrent assets	35,580	48,980
Total assets	$17,284,230	$21,470,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$453,963	$423,121

Long-term debt	5,850,000	5,950,000
Asset retirement obligations	1,223,963	1,230,216
Deferred income tax liabilities	-	660,870
Total liabilities	7,527,926	8,264,207

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 issued and 2,037,266 shares outstanding as of December 31, 2015 and March 31, 2015	1,052,133	1,052,133
Additional paid-in capital	7,170,801	7,075,031
Retained earnings	1,879,371	5,425,580
Treasury stock, at cost – (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	9,756,304	13,206,743
Total liabilities and stockholders’ equity	$17,284,230	$21,470,950

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2015	2014	2015	2014
Operating revenue:
Oil and gas	$537,771	$790,335	$1,951,228	$2,784,932
Other	7,099	9,349	25,080	38,684
Total operating revenues	544,870	799,684	1,976,308	2,823,616

Operating expenses:
Production	286,519	377,438	869,091	1,014,786
Accretion of asset retirement obligation	8,797	8,119	26,394	17,663
Impairment of long-lived asset	2,150,621	-	2,984,410	-
Depreciation, depletion, and amortization	375,987	353,158	1,244,617	976,669
General and administrative	272,936	301,193	931,545	943,525
Total operating expenses	3,094,860	1,039,908	6,056,057	2,952,643

Operating loss	(2,549,990)	(240,224)	(4,079,749)	(129,027)

Other income (expenses):
Interest income	328	4	363	9
Interest expense	(43,413)	(29,077)	(127,693)	(60,623)
Gain on derivative instruments	-	80,120	-	97,871
Net other (expense) income	(43,085)	51,047	(127,330)	37,257

Loss before provision for income taxes	(2,593,075)	(189,177)	(4,207,079)	(91,770)

Income tax benefit:
Current	-	-	-	-
Deferred	(147,539)	(13,856)	(660,870)	(21,759)
	(147,539)	(13,856)	(660,870)	(21,759)

Net loss	$(2,445,536)	$(175,321)	$(3,546,209)	$(70,011)

Loss per common share:
Basic	$(1.20)	$(0.09)	$(1.74)	$(0.03)
Diluted	$(1.20)	$(0.09)	$(1.74)	$(0.03)

Weighted average common shares outstanding:
Basic	2,037,266	2,038,266	2,037,266	2,038,266
Diluted	2,037,266	2,038,266	2,037,266	2,038,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2015	$1,052,133	$(346,001)	$7,075,031	$5,425,580	$13,206,743
Net loss	-	-	-	(324,366)	(324,366)
Stock based compensation	-	-	41,249	-	41,249
Balance at June 30, 2015	$1,052,133	$(346,001)	$7,116,280	$5,101,214	$12,923,626
Net loss	-	-	-	(776,307)	(776,307)
Stock based compensation	-	-	30,648	-	30,648
Balance at September 30, 2015	$1,052,133	$(346,001)	$7,146,928	$4,324,907	$12,177,967
Net loss	-	-	-	(2,445,536)	(2,445,536)
Stock based compensation	-	-	23,873	-	23,873
Balance at December 31, 2015	$1,052,133	$(346,001)	$7,170,801	$1,879,371	$9,756,304

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2015		2,104,266
Issued		-
Balance at June 30, 2015		2,104,266
Issued		-
Balance at Sept. 30, 2015		2,104,266
Issued		-
Balance at Dec. 31, 2015		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2015		(67,000)
Acquisitions		-
Balance at June 30, 2015		(67,000)
Acquisitions		-
Balance at Sept. 30, 2015		(67,000)
Acquisitions		-
Balance at Dec. 31, 2015		(67,000)

Common stock shares, outstanding at December 31, 2015		2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(3,546,209)	$(70,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(660,870)	(21,759)
Stock-based compensation	95,770	109,928
Depreciation, depletion and amortization	1,244,617	976,669
Accretion of asset retirement obligations	26,394	17,663
Gain on derivative instruments	-	(97,871)
Impairment of oil and gas properties	2,984,410	-
Changes in assets and liabilities:
Decrease in accounts receivable	162,467	97,154
Decrease (increase) in prepaid expenses	30,745	(47,547)
Decrease in income taxes payable	-	(6,500)
Increase (decrease) in accounts payable and accrued expenses	27,855	(10,729)
Net cash provided by operating activities	365,179	946,997

Cash flows from investing activities:
Additions to oil and gas properties	(1,083,698)	(4,289,799)
Additions to other property and equipment	(693)	(5,047)
Settlement of asset retirement obligations	(23,812)	(38,476)
Settlement of derivatives	-	(4,959)
Proceeds from sale of oil and gas properties and equipment	782,363	15,335
Net cash used in investing activities	(325,840)	(4,322,946)

Cash flows from financing activities:
Reduction of long-term debt	(500,000)	(150,000)
Proceeds from long-term debt	400,000	3,475,000
Net cash (used in) provided by financing activities	(100,000)	3,325,000

Net decrease in cash and cash equivalents	(60,661)	(50,949)

Cash and cash equivalents at beginning of period	96,084	156,082

Cash and cash equivalents at end of period	$35,423	$105,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$126,555	$53,144

Non-cash investing and financing activities:
Asset retirement obligations	$5,097	$270,924

The accompanying notes are an integral part of

the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in the Permian Basin of West Texas; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although most of the Company’s oil and gas interests are operated by others, the Company operates several properties in which it owns an interest.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2015, and the results of its operations and cash flows for the interim periods ended December 31, 2015 and 2014. The financial statements as of December 31, 2015 and for the three and nine month periods ended December 31, 2015 and 2014 are unaudited. The consolidated balance sheet as of March 31, 2015 was derived from the audited balance sheet filed in the Company’s 2015 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Recent Accounting Pronouncements. In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Topic 740 Income Taxes: Balance Sheet Classification of Deferred Taxes which requires all deferred income tax liabilities and assets to be presented as noncurrent in a classified balance sheet. Currently, entities are required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The new standard will become effective for Mexco beginning on April 1, 2017, with the option to early adopt, and can be applied either prospectively or retrospectively. The adoption of this guidance will have no impact on our results of operations or cash flows. The reclassification of amounts from current to noncurrent will affect the presentation of our balance sheet.

In February 2015, the FASB issued ASU No. 2015-02, Topic 810: Consolidation which amends the current consolidation guidance. ASU No. 2015-02 is effective for Mexco as of April 1, 2016. Management is assessing the standard update and does not believe there will be a significant impact on our consolidated financial statements.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2016:

Carrying amount of asset retirement obligations as of April 1, 2015	$1,240,216
Liabilities incurred	5,097
Liabilities settled	(37,744)
Accretion expense	26,394
Carrying amount of asset retirement obligations as of December 31, 2015	1,233,963
Less: Current portion	10,000
Non-Current asset retirement obligation	$1,223,963

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $23,873 and $45,775 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014, respectively. Compensation expense recognized for the nine months ended December 31, 2015 and 2014 was $95,770 and $109,928, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2015 totals $99,836 which is expected to be recognized over a weighted average of 2.17 years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2015 and 2014. All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2015	2014
Grant-date fair value	-	$5.59
Volatility factor	-	76.23%
Dividend yield	-	-
Risk-free interest rate	-	2.52%
Expected term (in years)	-	10

The following table is a summary of activity of stock options for the nine months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2015	153,600	$6.52	7.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2015	153,600	$6.52	6.61	$-

Vested at December 31, 2015	106,100	$6.48	5.93	$-
Exercisable at December 31, 2015	106,100	$6.48	5.93	$-

There were no options granted during the nine months ended December 31, 2015. During the nine months ended December 31, 2014, stock options covering 40,000 shares were granted.

Outstanding options at December 31, 2015 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

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

The Agreement was renewed nine times with the ninth amendment on February 13, 2015, which revised the maturity date to November 30, 2020. Under the original and renewed agreements, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 2.50 percentage points, which was 2.92% on December 31, 2015. Interest on the outstanding amount under the credit agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter and is included in the consolidated statements of operations under the caption “General and administrative” expenses. Availability of this line of credit at December 31, 2015 was $400,000. No principal payments are anticipated to be required through November 30, 2020.

The Agreement contains customary covenants for credit facilities of this type including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement. The Company is in compliance with all covenants as of December 31, 2015. In addition, this Agreement prohibits the Company from paying cash dividends on our common stock. The Agreement does grant the Company permission to enter into hedge agreements; however, the Company is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of December 31, 2015, one letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated and is included in the consolidated statements of operations under the caption “General and administrative” expenses.

The balance outstanding on the line of credit as of December 31, 2015 was $5,850,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the nine months ended December 31, 2015:

Principal
Balance at April 1, 2015:	$5,950,000
Borrowings	400,000
Repayments	500,000
Balance at December 31, 2015:	$5,850,000

Subsequently, a payment of $50,000 was paid to the line of credit on January 29, 2016 reducing the balance on the line of credit to $5,800,000.

7. Income Taxes

A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.

Based on the material write-downs of the carrying value of our oil and natural gas properties we project being in a net deferred tax asset position at March 31, 2016. Our deferred tax asset is $655,551 as of December 31, 2015 with a valuation amount of $655,551. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

The income tax provision consists of the following for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2015	2014	2015	2014
Current income tax	$-	$-	$-	$-
Deferred income tax benefit	(147,539)	(13,856)	(660,870)	(21,759)
Total income tax provision:	$(147,539)	$(13,856)	$(660,870)	$(21,759)

Effective tax rate	(6%)	(7%)	(16%)	(24%)

The change in our effective tax rate was impacted by the application of graduated rates, permanent differences and statutory depletion for the nine months ended December 31, 2015.

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

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the consolidated statements of operations under the caption “Gain on derivative instruments.” The following summarizes the loss on derivative instruments included in the consolidated statements of operations for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2015	2014	2015	2014
Unrealized gain on open non-hedge derivative instruments	$-	$54,839	$-	$102,830
Gain (loss) on settlement of non-hedge derivative instruments	-	25,281	-	(4,959)
Total gain on derivative instruments	$-	$80,120	$-	$97,871

As of December 31, 2015 the Company does not have any open crude oil derivative positions with respect to future production.

9. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2015 and 2014 was $31,711 and $44,869, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2015 and 2014 was $81,412 and $100,510, respectively.

10. Loss Per Common Share

The Company’s basic net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net loss by the weighted average number of common share and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic net loss per share and diluted loss per share for the three and nine month periods ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2015	2014	2015	2014
Net loss	$(2,445,536)	$(175,321)	$(3,546,209)	$(70,011)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,037,266	2,038,266	2,037,266	2,038,266
Effect of the assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. common shares outstanding – dilutive	2,037,266	2,038,266	2,037,266	2,038,266

Loss per common share:
Basic	$(1.20)	$(0.09)	$(1.74)	$(0.03)
Diluted	$(1.20)	$(0.09)	$(1.74)	$(0.03)

Due to a net loss for the three and nine months ended December 31, 2015 and 2014, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

11. Subsequent Events

In January 2016, the Company sold its mineral interests of 18.75 net acres in Howard County, Texas for $145,000, effective February 1, 2016.

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

We are applying financial discipline to all aspects of our business with the primary goal of continuing to increase financial and operational flexibility through value-driven spending and lower business costs. In addition, we will continue to strive towards balancing capital expenditures with cash flows. As a result of our focus on financial discipline, our combined production and general and administrative costs decreased to $3.50 per mcfe from $4.87 per mcfe and to $3.71 per mcfe from $4.85 per mcfe for the three and nine months ended December 31, 2015, respectively, when compared to the same period last year.

For the first nine months of fiscal 2016, cash flow from operations was $365,179, a 61% decrease when compared to the corresponding period of fiscal 2015. Net cash of $100,000 was used to repay on the line of credit and net cash of $302,028 was used for additions to oil and gas properties and equipment. Accordingly, net cash decreased $60,661.

At December 31, 2015, we had negative working capital of $118,065 compared to working capital of $166,650 at March 31, 2015, a decrease of $284,715 for the reasons set forth below.

Subsequent to the quarter ending September 30, 2015 the Company is participating in the following fractional interests:

1)	Two royalty interest wells drilled and recently began producing in Upton County, Texas by Pioneer Natural Resources Company, two more wells are currently drilling with two more planned for early February, all being horizontal wells with 10,000 feet of laterals at no expense to us. These wells are located in part on 411 acres in which Mexco has retained a 1% overriding royalty interest.

2)	Pioneer advised us of three horizontal wells producing on our royalty interests in Reagan County, Texas at no expense to us.

3)	Five new working interest wells, for which we have advanced payment since September 30, 2015, are to be drilled in Lea County, New Mexico.

In November 2015, the Company made a three year term assignment of a leasehold interest in 320 net acres (640 gross acres) in Upton County, Texas to an independent operator in return for payment to Mexco of $2,000 per acre for a total of $640,000. Mexco retained a 1% overriding royalty interest in this acreage.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of Mexco common stock. We are also evaluating asset sales and farmouts to increase our liquidity and future cash flow.

Crude oil and natural gas prices have fluctuated significantly in recent years. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $31.00 per bbl in December 2015 to a high of $58.00 per bbl in June 2015. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.63 per MMBtu in December 2015 to a high of $3.32 per MMBtu in January 2015. On December 31, 2015 the WTI posted price for crude oil was $33.50 per bbl and the Henry Hub spot price for natural gas was $2.28 per MMBtu.

Management is of the opinion that cash flow from operations and funds available from financing will be sufficient to provide adequate liquidity for the next fiscal year.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2015:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$5,850,000	$-	$-	$5,850,000
Leases (2)	$10,280	$9,175	$1,105	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $170,931 less than 1 year, $512,793 1-3 years and $156,687 over 3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $12,590 which includes $2,310 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2015 and 2014. For the quarter ended December 31, 2015, there was a net loss of $2,445,536 compared to a net loss of $175,321 for the quarter ended December 31, 2014. This was a result of an impairment of our oil and gas properties.

Oil and gas sales. Revenue from oil and gas sales was $537,771 for the third quarter of fiscal 2016, a 32% decrease from $790,335 for the same period of fiscal 2015. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2015	2014	% Difference
Oil:
Revenue	$339,331	$465,325	(27.1)%
Volume (bbls)	8,936	7,379	21.1%
Average Price (per bbl)	$37.98	$63.06	(39.8)%

Gas:
Revenue	$198,440	$325,010	(38.9)%
Volume (mcf)	106,416	94,962	12.1%
Average Price (per mcf)	$1.86	$3.42	(45.6)%

(1)	After giving effect to our derivative instruments, the average sales price per Bbl of oil was $66.49 for the quarter ended December 31, 2014.

Production and exploration. Production costs were $286,519 for the third quarter of fiscal 2016, a 24% decrease from $377,438 for the same period of fiscal 2015. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs due to a decrease in oil and gas prices.

Impairment of oil and gas properties. The impairment in the carrying value of our oil and natural gas properties was $2,150,621 for the third quarter of fiscal 2016. This was due to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $375,987 for the third quarter of fiscal 2016, a 6% increase from $353,158 for the same period of fiscal 2015, primarily due to an increase to the full cost pool amortization base and an increase in oil and gas production.

General and administrative expenses. General and administrative expenses were $272,936 for the third quarter of fiscal 2016, a 9% decrease from $301,193 for the same period of fiscal 2015. This was primarily due to a decrease in accounting fees, bank charges, stock option compensation expense and insurance costs.

Interest expense. Interest expense was $43,413 for the third quarter of fiscal 2016, a 49% increase from $29,077 for the same period of fiscal 2015, due to an increase in borrowings as well as an increase in interest rate.

Income taxes. There was an income tax benefit of $147,539 for the quarter ended December 31, 2015 compared to a benefit of $13,856 for the quarter ended December 31, 2014. The effective tax rate for the three months ended December 31, 2015 was (6%) compared to (7%) for the three months ended December 31, 2014. The change in our effective tax rate was impacted by an impairment of our oil and gas properties and the application of graduated rates, permanent differences and statutory depletion for the three months ended December 31, 2015 as well as changes in the valuation allowance on our net deferred tax asset.

Results of Operations – Nine Months Ended December 31, 2015 and 2014. For the nine months ended December 31, 2015, there was a net loss of $3,546,209, a decrease from a net loss of $70,011 for the nine months ended December 31, 2014. This was a result of an impairment of our oil and gas properties, a decrease in operating revenues and an increase in depreciation, depletion and amortization (“DD&A”).

Oil and gas sales. Revenue from oil and gas sales was $1,951,228 for the nine months ended December 31, 2015, a 30% decrease from $2,784,932 for the same period of fiscal 2015. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2015	2014	% Difference
Oil:
Revenue	$1,313,315	$1,741,229	(24.6)%
Volume (bbls)	29,160	21,716	34.3%
Average Price (per bbl)	$45.04	$80.18	(43.8)%

Gas:
Revenue	$637,913	$1,043,703	(38.9)%
Volume (mcf)	310,994	273,467	13.7%
Average Price (per mcf)	$2.05	$3.82	(46.3)%

(1)	After giving effect to our derivative instruments, the average sales price per Bbl of oil was $79.95 for the nine months ended December 31, 2014.

Production and exploration. Production costs were $869,091 for the nine months ended December 31, 2015, a 14% decrease from $1,014,786 for the nine months ended December 31, 2014. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs due to a decrease in oil and gas prices.

Impairment of oil and gas properties. The impairment in the carrying value of our oil and natural gas properties was $2,984,410 for the nine months ended December 31, 2015. This was due to downward adjustments to the economically recoverable proved reserves associated with decreases in estimated realized oil and natural gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $1,244,617 for the nine months ended December 31, 2015, a 27% increase from $976,669 for the nine months ended December 31, 2014, primarily due to an increase in the full cost pool amortization base and an increase in oil and gas production.

General and administrative expenses. General and administrative expenses were $931,545 for the nine months ended December 31, 2015, a 1% decrease from $943,525 for the nine months ended December 31, 2014. This was primarily due to a decrease in accounting, salary and insurance expenses.

Interest expense. Interest expense was $127,693 for the nine months ended December 31, 2015, a 111% increase from $60,623 for the nine months ended December 31, 2014 due to an increase in borrowings as well as an increase in interest rate.

Income taxes. There was an income tax benefit of $660,870 for the nine months ended December 31, 2015 compared to an income tax benefit of $21,759 for the nine months ended December 31, 2014. The effective tax rate for the nine months ended December 31, 2015 was (16%) compared to (24%) for the nine months ended December 31, 2014. The change in our effective tax rate was impacted by an impairment of our oil and gas properties and the application of graduated rates, permanent differences and statutory depletion for the nine months ended December 31, 2015 as well as changes in the valuation allowance on our net deferred tax asset.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At December 31, 2015, we had an outstanding loan balance of $5,850,000 under our $6.3 million revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 2.50 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $58,500 based on the outstanding balance at December 31, 2015.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2015, our largest credit risk associated with any single purchaser was $42,675 or 17% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At December 31, 2015, our largest credit risk associated with any working interest partner was $12,847 or 37% of our total trade receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2016, our pretax income or loss would have changed by $291,600. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2016, our pretax income or loss would have changed by $310,994.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f). Based on such evaluation, such officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 12, 2016	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 12, 2016	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

