Form 10-Q
period 2016-06-30
MEXCO ENERGY CORP
filed 2016-08-10
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 8, 2016 was 2,037,266.

MEXCO ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$37,229	$34,013
Accounts receivable:
Oil and gas sales	485,262	248,145
Trade	21,566	29,880
Prepaid costs and expenses	20,084	43,284
Total current assets	564,141	355,322

Property and equipment, at cost
Oil and gas properties, using the full cost method	40,343,746	40,365,197
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(24,703,566)	(24,395,184)
Property and equipment, net	15,747,664	16,077,497

Other noncurrent assets	34,268	34,441
Total assets	$16,346,073	$16,467,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$547,206	$332,172

Long-term debt	5,520,000	5,580,000
Asset retirement obligations	1,209,711	1,211,077
Total liabilities	7,276,917	7,123,249

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;
10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;
2,104,266 shares issued and 2,037,266 shares outstanding as of June 30, 2016 and March 31, 2016	1,052,133	1,052,133
Additional paid-in capital	7,210,585	7,191,984
Retained earnings	1,152,439	1,445,895
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	9,069,156	9,344,011
Total liabilities and stockholders’ equity	$16,346,073	$16,467,260

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2016	2015

Operating revenues:
Oil and gas	$536,403	$692,582
Other	133,780	10,027
Total operating revenues	670,183	702,609

Operating expenses:
Production	260,944	297,578
Accretion of asset retirement obligations	8,796	8,784
Depreciation, depletion and amortization	308,382	417,982
General and administrative	344,246	413,746
Total operating expenses	922,368	1,138,090

Operating loss	(252,185)	(435,481)

Other income (expense):
Interest income	163	33
Interest expense	(41,434)	(40,865)
Net other expense	(41,271)	(40,832)

Loss before provision for income taxes	(293,456)	(476,313)

Income tax benefit:
Current	-	-
Deferred	-	(151,947)
	-	(151,947)

Net loss	$(293,456)	$(324,366)

Loss per common share:
Basic and diluted	$(0.14)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	2,037,266	2,037,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2016	$1,052,133	$(346,001)	$7,191,984	$1,445,895	$9,344,011
Net loss	-	-	-	(293,456)	(293,456)
Stock based compensation	-	-	18,601	-	18,601
Balance at June 30, 2016	$1,052,133	$(346,001)	$7,210,585	$1,152,439	$9,069,156

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2016		2,104,266
Issued		-
Balance at June 30, 2016		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2016		(67,000)
Acquisitions		-
Balance at June 30, 2016		(67,000)

Common stock shares, outstanding at June 30, 2016		2,037,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(293,456)	$(324,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	-	(151,947)
Stock-based compensation	18,601	41,249
Depreciation, depletion and amortization	308,382	417,982
Accretion of asset retirement obligations	8,796	8,784
Settlement of asset retirement obligations	(88,168)	(795)
Changes in assets and liabilities, net of business combination:
Increase in accounts receivable	(228,803)	(22,054)
Decrease in prepaid expenses	23,200	8,195
Increase in accounts payable and accrued expenses	227,205	302,550
Net cash (used in) provided by operating activities	(24,243)	279,598

Cash flows from investing activities:
Additions to oil and gas properties	(48,561)	(419,325)
Drilling refund	75,808	-
Proceeds from sale of oil and gas properties and equipment	60,212	188
Net cash provided by (used in) investing activities	87,459	(419,137)

Cash flows from financing activities:
Reduction of long-term debt	(60,000)	-
Proceeds from long-term debt	-	200,000
Net cash (used in) provided by financing activities	(60,000)	200,000

Net increase in cash and cash equivalents	3,216	60,461

Cash and cash equivalents at beginning of period	34,013	96,084

Cash and cash equivalents at end of period	$37,229	$156,545

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,151	$40,523
Income taxes paid	$-	-

Non-cash investing and financing activities:
Asset retirement obligations	$78,006	$3,050

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2016, and the results of its operations and cash flows for the interim periods ended June 30, 2016 and 2015. The financial statements as of June 30, 2016 and for the three month periods ended June 30, 2016 and 2015 are unaudited. The consolidated balance sheet as of March 31, 2016 was derived from the audited balance sheet filed in the Company’s 2016 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Reclassifications. Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously reported results of operations, retained earnings or net cash flows.

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

In February 2015, the FASB issued ASU No. 2015-02, Topic 810: Consolidation which amends the current consolidation guidance. ASU No. 2015-02 was effective for Mexco as of April 1, 2016. There was no significant impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Topic 606: Revenue from Contracts with Customers. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018 and is required to be adopted using either the retrospective or cumulative effect transition method, with early adoption permitted in 2017. Management is evaluating the effect, if any, this pronouncement will have on our consolidated financial statements.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2017:

Carrying amount of asset retirement obligations as of April 1, 2016	$1,221,077
Liabilities incurred	78,006
Liabilities settled	(88,168)
Accretion expense	8,796
Carrying amount of asset retirement obligations as of June 30, 2016	1,219,711
Less: Current portion	10,000
Non-Current asset retirement obligation	$1,209,711

4. Stock-based Compensation

The Company recognized compensation expense of $18,601 and $41,249 in general and administrative expense in the Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2016 totals approximately $60,052 which is expected to be recognized over a weighted average of 1.87 years.

The following table is a summary of activity of stock options for the three months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2016	153,600	$6.52	7.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2016	153,600	$6.52	6.11	$-

Vested at June 30, 2016	114,850	$6.44	5.54	$-
Exercisable at June 30, 2016	114,850	$6.44	5.54	$-

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

6. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the Bank’s discretion as of June 30, 2016. The borrowing base will be reset to the extent the Company sells or otherwise disposes of any of its oil and gas properties. The Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement was renewed ten times with the tenth amendment effective as of March 31, 2016 with a maturity date of November 30, 2020. The revised borrowing base as of June 20, 2016 was set at $5,570,000. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 3.4533% on June 30, 2016. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this line of credit at June 30, 2016. No principal payments are anticipated to be required through November 30, 2020.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $100,000 for the two fiscal quarters ending September 30, 2016, $300,000 for the three fiscal quarters ending December 31, 2016, $500,000 for the four fiscal quarters ending March 31, 2017 and $650,000 for each trailing fiscal quarter period thereafter and minimum interest coverage ratios (EBITDA/Interest Expense) of 1.25 to 1 for the fiscal quarter ending June 30, 2016 and 2.00 to 1.00 for each quarter thereafter. The Company is in compliance with all covenants as of June 30, 2016.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of June 30, 2016, one letter of credit for $50,000, in lieu of plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of June 30, 2016 was $5,520,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2016:

Principal
Balance at April 1, 2016:	$5,580,000
Borrowings	-
Repayments	(60,000)
Balance at June 30, 2015:	$5,520,000

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we project being in a net deferred tax asset position at March 31, 2017. Our deferred tax asset is $954,657 as of June 30, 2016 with a valuation amount of $954,657. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

The income tax provision consists of the following for the three months ended June 30, 2016 and 2015:

	2016	2015
Current income tax expense	$-	$-
Deferred income tax benefit	-	(151,947)
Total income tax provision	$-	$(151,947)

Effective tax rate	-	32%

8. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2016 and 2015 were $5,803 and $25,621, respectively.

9. Loss Per Common Share

The Company’s basic net loss per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net loss per share for the three month periods ended June 30, 2016 and 2015.

	2016	2015
Net loss	$(293,456)	$(324,366)

Shares outstanding:
Weighted average common shares outstanding – basic	2,037,266	2,037,266
Effect of the assumed exercise of dilutive stock options	-	-
Weighted average common shares outstanding – dilutive	2,037,266	2,037,266

Loss per common share:
Basic and diluted	$(0.14)	$(0.16)

Due to a net loss for the three months ended June 30, 2016 and 2015, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

10. Subsequent Events

On July 15, 2016, Pioneer Natural Resources Company exercised its option to extend for an additional two years on Mexco leasehold interest in 60 net acres (200 gross acres) in Upton County, Texas. Pioneer paid Mexco $1,500 per acre for a total of $90,000. Mexco retained a 1% overriding royalty interest in this acreage. Pioneer has drilled 7 wells on other portions of acreage in which Mexco holds an interest.

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

Due to depressed commodity price environment, we are applying financial discipline to all aspects of our business. Our ability to grow, make capital expenditures and service our debt depends primarily upon the prices we receive for the oil, natural gas and NGL we sell. Substantial expenditures are required to replace reserves, sustain production and fund our business plans. The substantial decline in oil and natural gas prices has negatively affected the amount of cash we have available for capital expenditures and debt service. In order to meet obligations, we may continue to sell non-core assets, if necessary.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalties and working interests, non-operated properties in areas with significant development potential.

For the first three months of fiscal 2017, cash flow from operations was ($24,243), a 109% decrease when compared to the corresponding period of fiscal 2016. This was partially the result of settlement of asset retirement obligations of $88,168. Cash of $48,561 was used for additions to oil and gas properties, cash of $75,808 was received for drilling refunds, net cash proceeds of $60,212 was received from the sale of an asset and $60,000 was used to reduce the line of credit. Accordingly, net cash increased $3,216.

At June 30, 2016, we had working capital of $16,935 compared to working capital of $23,150 at March 31, 2016, a decrease of $6,215 for the reasons set forth below.

Oil and Natural Gas Property Transactions

In November 2015, the purchaser of Mexco’s term assignment exercised its option to extend for an additional three-years on Mexco’s leasehold interest of 320 net acres (640 gross acres) in Upton County, Texas. The purchaser paid Mexco $2,000 per acre for a total of $640,000 in addition to $112,000 originally paid for its original six-month assignment with option to extend. Mexco retained a 1% overriding royalty interest in this acreage. This acreage has the potential for horizontal development in multiple zones of the horizontal Wolfcamp formation centered in the southern Midland Basin portion of the Permian Basin. The purchaser advised that he had obtained rights to explore the balance of the undivided 640 acres from Apache Corporation and these properties have been assigned to Parsley Energy, Inc. which plans to develop this property.

Pioneer Natural Resources Company has drilled four wells which are producing in Upton County, Texas and three more wells are currently undergoing completion procedures, all being horizontal wells with 10,000 feet of laterals at no expense to Mexco. These wells are located in part on 411 acres in which Mexco has retained a 1% overriding royalty interest. On July 15, 2016, Pioneer exercised its option to extend for an additional two years on the undeveloped portion of Mexco’s leasehold interest in 60 net acres (200 gross acres) in Upton County, Texas.

Mexco anticipates participation during fiscal 2017 in the drilling of three one-mile horizontal wells in the Lower Avalon formation located in Lea County, New Mexico. Mexco expects to expend approximately $95,000 of which $65,000 has been paid to date for its approximate .746% working interest (.597% net revenue interest).

Mexco plans to participate beginning in October of 2016 in the drilling of a two-mile horizontal well in the Lower Avalon formation located in Lea County, New Mexico at a cost of $74,000 for our approximately .7% working interest (.525% net revenue interest).

We also plan to participate in February 2017 in one horizontal well in the Lower Avalon formation of Lea County, New Mexico at a cost of $78,000 for our approximately .562% working interest (.492% net revenue interest).

All of these wells in Lea County, New Mexico are in the Delaware Basin located in the western portion of the Permian Basin.

During the first quarter of fiscal 2017, Mexco sold its interest in a non-core oil and gas property located in Martin County, Texas for $60,000 which was used to reduce the balance of Mexco’s line of credit.

In connection with Barnett Shale Fort Worth Basin royalties owned by the Company, the Company has been advised that settlement of a lawsuit for underpayment of royalties has been reached with the defendants, Chesapeake Energy Corporation and Total E&P USA resulting in an expected payment of $154,289 of which $123,394 is payable in cash by September 1, 2016 and the balance of $30,894 in an interest free promissory note due in three years and payable by Chesapeake.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations.

Crude oil and natural gas prices have remained significantly depressed during the last year. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $22.75 per bbl in February 2016 to a high of $53.50 per bbl in July 2015. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $2.94 per MMBtu in June 2016. On June 30, 2016 the WTI posted price for crude oil was $44.75 per bbl and the Henry Hub spot price for natural gas was $2.94 per MMBtu. These are at a level not seen since 2003.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2016:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$5,520,000	$-	$-	$5,520,000
Leases (2)	$36,600	$22,335	$14,265	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $190,622 less than 1 year, $571,866 1-3 years and $127,081 over 3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 which was extended for an additional two years and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $52,770 which includes $16,169 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. For the quarter ended June 30, 2016, there was a net loss of $293,456, compared to a net loss of $324,366 for the quarter ended June 30, 2015. This was a result of an increase in other operating revenue and a decrease in operating expenses partially offset by a decrease in oil and gas revenues due to the decreased oil and gas prices.

Oil and gas sales. Revenue from oil and gas sales was $536,403 for the quarter ended June 30, 2016, a 23% decrease from $692,582 for the quarter ended June 30, 2015. This resulted from a decrease in oil and gas prices and gas production partially offset by an increase in oil production.

	2016	2015	% Difference
Oil:
Revenue	$387,014	$481,725	(19.7%)
Volume (bbls)	9,421	9,270	1.6%
Average Price (per bbl)	$41.08	$51.97	(21.0%)

Gas:
Revenue	$149,389	$210,857	(29.2%)
Volume (mcf)	89,170	98,015	(9.0%)
Average Price (per mcf)	$1.68	$2.15	(21.9%)

Other operating revenue. Other operating revenue was $133,780 for the quarter ended June 30, 2016 compared to $10,027 for the quarter ended June 30, 2015 primarily due to the settlement of a lawsuit for underpayment of royalties from Chesapeake Energy Corporation and Total E&P USA in the amount of $123,394.

Production and exploration. Production costs were $260,944 for the three months ended June 30, 2016, a 12% decrease from $297,578 for the three months ended June 30, 2015. This was primarily the result of a decrease in lease operating expenses and a decrease in production taxes as a result of the decrease in oil and gas prices and sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $308,382 for the first quarter of fiscal 2017, a 26% decrease from $417,982 for the first quarter of fiscal 2016, primarily due to a decrease in full cost pool partially offset by an increase in oil reserves.

General and administrative expenses. General and administrative expenses were $344,246 for the three months ended June 30, 2016, a 17% decrease from $413,746 for the three months ended June 30, 2015. This was primarily due to a decrease in engineering and consulting services, salaries and employee stock option compensation and insurance expenses.

Interest expense. Interest expense was $41,434 for the first quarter of fiscal 2017, an increase of 1% from $40,865 for the first quarter of fiscal 2016 due to an increase in interest rate partially offset by a decrease in borrowings.

Income taxes. There was no income tax for the three months ended June 30, 2016 compared to an income tax benefit of $151,947, for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was 0% and 32% for the three months ended June 30, 2015. The decrease in the effective income tax rate is primarily due to the tax benefit at expected rates being fully offset by a change in our valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At June 30, 2016, we had an outstanding loan balance of $5,520,000 under our revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $55,200, based on the outstanding balance at June 30, 2016.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2016, our largest credit risk associated with any single purchaser was $131,885 or 27% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At June 30, 2016, our largest credit risk associated with any working interest partner was $12,729 or 59% of our total trade receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2016, our pretax loss would have changed by $94,208. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2016, our pretax loss would have changed by $89,170.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A.Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 10, 2016	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 10, 2016	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary