Form 10-Q
period 2016-09-30
MEXCO ENERGY CORP
filed 2016-11-10
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 10, 2016 was 2,037,266.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$26,615	$34,013
Accounts receivable:
Oil and gas sales	369,046	248,145
Trade	12,592	29,880
Prepaid costs and expenses	16,972	43,284
Total current assets	425,225	355,322

Property and equipment, at cost
Oil and gas properties, using the full cost method	40,431,057	40,365,197
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(25,000,936)	(24,395,184)
Property and equipment, net	15,537,605	16,077,497

Other noncurrent assets	29,743	34,441
Total assets	$15,992,573	$16,467,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$419,817	$332,172

Long-term debt	5,520,000	5,580,000
Asset retirement obligations	1,208,417	1,211,077
Total liabilities	7,148,234	7,123,249

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 shares issued and 2,037,266 shares outstanding as of September 30, 2016 and March 31, 2016	1,052,133	1,052,133
Additional paid-in capital	7,223,670	7,191,984
Retained earnings	914,537	1,445,895
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,844,339	9,344,011
Total liabilities and stockholders’ equity	$15,992,573	$16,467,260

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2016	2015	2016	2015
Operating revenue:
Oil and gas	$546,164	$720,874	$1,082,567	$1,413,456
Other	34,678	7,955	168,458	17,982
Total operating revenues	580,842	728,829	1,251,025	1,431,438

Operating expenses:
Production	226,548	284,995	487,492	582,573
Accretion of asset retirement obligation	8,895	8,813	17,691	17,597
Impairment of oil and gas properties	-	833,789	-	833,789
Depreciation, depletion, and amortization	297,370	450,648	605,752	868,630
General and administrative	236,367	244,863	580,613	658,609
Total operating expenses	769,180	1,823,108	1,691,548	2,961,198

Operating loss	(188,338)	(1,094,279)	(440,523)	(1,529,760)

Other income (expenses):
Interest income	9	3	172	36
Interest expense	(49,573)	(43,415)	(91,007)	(84,280)
Net other expense	(49,564)	(43,412)	(90,835)	(84,244)

Loss before provision for income taxes	(237,902)	(1,137,691)	(531,358)	(1,614,004)

Income tax (benefit):
Deferred	-	(361,384)	-	(513,331)

Net loss	$(237,902)	$(776,307)	$(531,358)	$(1,100,673)

Loss per common share:
Basic and diluted	$(0.12)	$(0.38)	$(0.26)	$(0.54)

Weighted average common shares outstanding:
Basic and diluted	2,037,266	2,037,266	2,037,266	2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2016	$1,052,133	$(346,001)	$7,191,984	$1,445,895	$9,344,011
Net loss	-	-	-	(531,358)	(531,358)
Stock based compensation	-	-	31,686	-	31,686
Balance at September 30, 2016	$1,052,133	$(346,001)	$7,223,670	$914,537	$8,844,339

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2016		2,104,266
Issued		-
Balance at Sept. 30, 2016		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2016		(67,000)
Acquisitions		-
Balance at Sept. 30, 2016		(67,000)

Common stock shares, outstanding at September 30, 2016		2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(531,358)	$(1,100,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	-	(513,331)
Stock-based compensation	31,686	71,897
Depreciation, depletion and amortization	605,752	868,630
Accretion of asset retirement obligations	17,691	17,597
Impairment of oil and gas properties	-	833,789
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(103,613)	42,130
Decrease in prepaid expenses	26,312	15,077
Increase in noncurrent assets	(25,219)	-
Increase in accounts payable and accrued expenses	119,046	80,281
Net cash provided by operating activities	140,297	315,397

Cash flows from investing activities:
Additions to oil and gas properties	(268,077)	(786,625)
Additions to other property and equipment	-	(692)
Settlement of asset retirement obligations	(89,272)	(1,868)
Drilling refund	75,808	-
Proceeds from sale of oil and gas properties and equipment	193,846	137,532
Net cash used in investing activities	(87,695)	(651,653)

Cash flows from financing activities:
Reduction of long-term debt	(60,000)	-
Proceeds from long-term debt	-	300,000
Net cash (used in) provided by financing activities	(60,000)	300,000

Net decrease in cash and cash equivalents	(7,398)	(36,256)

Cash and cash equivalents at beginning of period	34,013	96,084

Cash and cash equivalents at end of period	$26,615	$59,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$89,627	$83,113

Non-cash investing and financing activities:
Asset retirement obligations	$3,614	$3,570

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2016, and the results of its operations and cash flows for the interim periods ended September 30, 2016 and 2015. The financial statements as of September 30, 2016 and for the three and six month periods ended September 30, 2016 and 2015 are unaudited. The consolidated balance sheet as of March 31, 2016 was derived from the audited balance sheet filed in the Company’s 2016 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Recent Accounting Pronouncements. In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230)”, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. This guidance must be adopted using a retrospective transition method. The Company is currently evaluating the effect that adopting this guidance will have on its cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Topic 606: Revenue from Contracts with Customers. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning after December 15, 2017 and is required to be adopted using either the retrospective or cumulative effect transition method, with early adoption permitted in 2017. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations on such matters. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying performance obligations and licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope improvements and practical expedients, which addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Management is evaluating the effect, if any, this pronouncement will have on our consolidated financial statements.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2017:

Carrying amount of asset retirement obligations as of April 1, 2016	$1,221,077
Liabilities incurred	3,614
Liabilities settled	(23,965)
Accretion expense	17,691
Carrying amount of asset retirement obligations as of September 30, 2016	1,218,417
Less: Current portion	10,000
Non-Current asset retirement obligation	$1,208,417

4. Stock-based Compensation

The Company recognized compensation expense of $13,085 and $30,648 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015, respectively. Compensation expense recognized for the six months ended September 30, 2016 and 2015 was $31,686 and $71,897, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2016 totals approximately $46,967 which is expected to be recognized over a weighted average of 1.51 years.

The following table is a summary of activity of stock options for the six months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2016	153,600	$6.52	6.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2016	153,600	$6.52	5.86	$-

Vested at September 30, 2016	124,850	$6.48	5.49	$-
Exercisable at September 30, 2016	124,850	$6.48	5.49	$-

There were no options granted during the six months ended September 30, 2016 and 2015.

Outstanding options at September 30, 2016 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

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

6. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the Bank’s discretion. The borrowing base is reset to the extent the Company sells or otherwise disposes of any of its oil and gas properties. The Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement was renewed ten times with the tenth amendment effective as of March 31, 2016 with a maturity date of November 30, 2020. The revised borrowing base as of June 20, 2016 was set at $5,570,000. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 3.522% on September 30, 2016. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this line of credit at September 30, 2016. No principal payments are anticipated to be required through November 30, 2020.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $100,000 for the two fiscal quarters ending September 30, 2016, $300,000 for the three fiscal quarters ending December 31, 2016, $500,000 for the four fiscal quarters ending March 31, 2017 and $650,000 for each trailing fiscal quarter period thereafter and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter thereafter. The Company is in compliance with all covenants as of September 30, 2016.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credit. As of September 30, 2016, one letter of credit for $50,000, in lieu of plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of September 30, 2016 was $5,520,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2016:

Principal
Balance at April 1, 2016:	$5,580,000
Borrowings	-
Repayments	(60,000)
Balance at September 30, 2016:	$5,520,000

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we project being in a net deferred tax asset position at March 31, 2017. Our deferred tax asset is $1,043,089 as of September 30, 2016 with a valuation amount of $1,043,089. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

The income tax provision consists of the following for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2016	2015	2016	2015
Deferred income tax benefit	-	(361,384)	-	(513,331)
Total income tax provision:	$-	$(361,384)	$-	$(513,331)

Effective tax rate	0%	(32)%	0%	(32)%

8. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder. The total billed to and reimbursed by the stockholder for the three months ended September 30, 2016 and 2015 was $6,852 and $24,080, respectively.

The total billed to and reimbursed by the stockholder for the six months ended September 30, 2016 and 2015 was $12,495 and $49,701, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net loss per share for the three and six month periods ended September 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net loss	$(237,902)	$(776,307)	$(531,358)	$(1,100,673)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,037,266	2,037,266	2,037,266	2,037,266
Effect of assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. shares outstanding – dilutive	2,037,266	2,037,266	2,037,266	2,037,266

Loss per common share:
Basic and diluted	$(0.12)	$(0.38)	$(0.26)	$(0.54)

Due to a net loss for the for the three and six months ended September 30, 2016 and 2015, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

10. Impairments of Oil and Natural Gas Properties

Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the three and six months ended September 30, 2015, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment in the carrying value of our oil and natural gas properties of approximately $834,000. We did not have an impairment in the carrying amount of our oil and natural gas properties for the six months ended September 30, 2016.

11. Subsequent Events

On October 7, 2016, the Company received approximately $2.187 million in cash from a sale of working interests to Parsley Energy, Inc. covering 50 net acres located in Glasscock County, Texas in the horizontal Wolfcamp trend of the Permian Basin in West Texas. Of these proceeds, approximately $1.887 million was applied to the Company’s bank debt and the balance added to working capital of the Company.

Effective November 1, 2016, the Company sold its 100% working interest (76.7% average net revenue interest) in eight oil and gas wells and one disposal well of which Mexco is operator, located in the El Cinco and Tippett Fields of Pecos County, Texas. The Company received a cash purchase price of $405,000 which has been applied to reduce bank indebtedness. These properties have been determined by management to be non-core with limited potential for further development.

The Company applied a total of $2,292.000 from the proceeds of these two sales to the line of credit reducing its bank indebtedness to $3,228,000 as of November 10, 2016.

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

For the first six months of fiscal 2017, cash flow from operations was $140,297, a 55% decrease when compared to the corresponding period of fiscal 2016. Cash of $268,077 was used for additions to oil and gas properties, cash of $89,272 was used to settle asset retirement obligations, cash of $75,808 was received for drilling refunds, net cash proceeds of $193,846 were received from the sale of assets and $60,000 was used to reduce the line of credit. Accordingly, net cash decreased $7,398.

At September 30, 2016, we had working capital of $5,408 compared to working capital of $23,150 at March 31, 2016, a decrease of $17,742 for the reasons set forth below.

Oil and Natural Gas Property Transactions

Pioneer Natural Resources Company has drilled seven wells which are producing in Upton County, Texas, all being horizontal wells with 10,000 feet of laterals at no expense to Mexco. These wells are located in part on 411 acres in which Mexco has retained a 1% overriding royalty interest. On July 15, 2016, Pioneer exercised its option by paying to the Company $90,000 to extend for an additional two years on the undeveloped portion of Mexco’s leasehold interest in 60 net acres (200 gross acres) in Upton County, Texas.

In July 2016, we participated in the drilling of a horizontal development well in the Cedar Canyon Bone Spring Wolfcamp formation of Eddy County, New Mexico. The lease, operated by BC Operating, Inc., contains approximately 320 acres with one already producing well. Initial production results for the new well averaged 465 barrels of oil and 5,000,000 cubic feet of gas per day. Mexco’s working interest in this lease is .926% (.695% net revenue interest). Our share of the costs to drill and complete this well through September 30, 2016 was approximately $81,000.

During the first six months of fiscal 2017, Mexco participated with various percentage interests in seven horizontal wells in the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs to date of $213,250.

One of these wells was tested in August 2016 out of the horizontal portion of 5,384 feet in length of the well bore at a total vertical depth of 9,061 feet at a rate of 1,313 barrels of oil, 1,988 barrels of water and 1,920,000 cubic feet of gas per day, or 1,633 barrels of oil equivalent per day, with a flowing tubing pressure of 660 pounds per square inch, on a 64/64 inch choke and 39% of fracture load recovered. Mexco’s working interest in this well is .578% (.47% net revenue interest).

A second well was tested in August 2016 at the rate of 834 barrels of oil, 2,328 barrels of water and 1,571,000 cubic feet of gas per day, or 1,096 barrels of oil equivalent per day, with a flowing tubing pressure of 530 pounds per square inch, on a 50/64 inch choke with 21% of fracture load recovered. Mexco’s working interest in this well is .746% (.597% net revenue interest).

The remaining five of these seven wells are in various stages of drilling, completion and production with possible further costs to be incurred by Mexco. The results of these tests are neither indicative of future sustained production rates nor of results to be expected in other wells.

Also, during the first quarter of fiscal 2017, Mexco sold its interest in a non-core oil and gas property located in Martin County, Texas for $60,000 which was used to reduce the balance of Mexco’s line of credit.

In connection with Barnett Shale Fort Worth Basin royalties owned by the Company, a settlement was reached with the defendants, Chesapeake Energy Corporation and Total E&P USA underpayment of royalties resulting in a payment of $154,289 of which $123,394 was paid in cash on August 19, 2016 and the balance of $30,894 in an interest free promissory note due in three years and payable by Chesapeake.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and sales of non-core assets.

Crude oil and natural gas prices have remained significantly depressed during the last year. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $22.75 per bbl in February 2016 to a high of $47.75 per bbl in June 2016. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $3.19 per MMBtu in September 2016. On September 30, 2016 the WTI posted price for crude oil was $44.75 per bbl and the Henry Hub spot price for natural gas was $2.84 per MMBtu. These are at a level not seen since 2003.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2016:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$5,520,000	$-	$-	$5,520,000
Leases (2)	$30,740	$21,230	$9,510	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $194,427 less than 1 year, $583,280 1-3 years and $32,404 over 3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 which was extended for an additional two years and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $44,600 which includes $13,859 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. There was a net loss of $237,902 for the quarter ended September 30, 2016 compared to a net loss of $776,307 for the quarter ended September 30, 2015. This was primarily a result of an increase in other operating revenue and a decrease in operating expenses partially offset by a decrease in oil and gas revenues.

Oil and gas sales. Revenue from oil and gas sales was $546,164 for the second quarter of fiscal 2017, a 24% decrease from $720,874 for the same period of fiscal 2016. This resulted from a decrease in oil and gas prices and oil and gas production.

	2016	2015	% Difference
Oil:
Revenue	$354,498	$492,259	(28.0)%
Volume (bbls)	8,511	10,955	(22.3)%
Average Price (per bbl)	$41.65	$44.94	(7.3)%

Gas:
Revenue	$191,666	$228,615	(16.2)%
Volume (mcf)	89,924	106,563	(15.6)%
Average Price (per mcf)	$2.13	$2.15	(0.9)%

Other operating revenue. Other operating revenue was $34,678 for the three months ended September 30, 2016 compared to $7,955 for the three months ended September 30, 2015 primarily due to the three year note portion of the settlement of a lawsuit for underpayment of royalties from Chesapeake Energy Corporation and Total E&P USA in the amount of $25,219.

Production and exploration. Production costs were $226,548 for the second quarter of fiscal 2017, a 21% decrease from $284,995 for the same period of fiscal 2016. This was primarily the result of a decrease in lease operating expenses and production taxes as a result of the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $297,370 for the second quarter of fiscal 2017, a 34% decrease from $450,648 for the same period of fiscal 2016, primarily due to a decrease in oil and gas production and a decrease in the full cost pool amortization base partially offset by an increase in oil reserves.

General and administrative expenses. General and administrative expenses were $236,367 for the second quarter of fiscal 2017, a 3% decrease from $244,863 for the same period of fiscal 2016. This was primarily due to a decrease in bank charges, stock option compensation expense and insurance costs.

Interest expense. Interest expense was $49,573 for the second quarter of fiscal 2017, a 14% increase from $43,415 for the same period of fiscal 2016, due to an increase in interest rate.

Income taxes. There was no income tax for the three months ended September 30, 2016 compared to an income tax benefit of $361,384 for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was 0% compared to (32%) for the three months ended September 30, 2015. The decrease in the effective income tax rate was primarily due to the tax benefit at expected rates being fully offset by a change in our valuation allowance.

Results of Operations – Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015. For the six months ended September 30, 2016, there was a net loss of $531,358 compared to a net loss of $1,100,673 for the six months ended September 30, 2015. This was a result of a decrease in operating revenues partially offset by a decrease in total operating expenses. As apposed to the prior year, there was no impairment during the six months ended September 30, 2016.

Oil and gas sales. Revenue from oil and gas sales was $1,082,567 for the six months ended September 30, 2016, a 23% decrease from $1,413,456 for the same period of fiscal 2016. This resulted from a decrease in oil and gas prices and oil and gas production.

	2016	2015	% Difference
Oil:
Revenue	$741,512	$973,984	(23.9)%
Volume (bbls)	17,932	20,225	(11.3)%
Average Price (per bbl)	$41.35	$48.16	(14.1)%

Gas:
Revenue	$341,055	$439,472	(22.4)%
Volume (mcf)	179,094	204,578	(12.5)%
Average Price (per mcf)	$1.90	$2.15	(11.6)%

Other operating revenue. Other operating revenue was $168,458 for the six months ended September 30, 2016 compared to $17,982 for the three months ended September 30, 2015 primarily due to the settlement of a lawsuit for underpayment of royalties from Chesapeake Energy Corporation and Total E&P USA in the amount of $148,614.

Production and exploration. Production costs were $487,492 for the six months ended September 30, 2016, a 16% decrease from $582,573 for the six months ended September 30, 2015. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs and a decrease in production taxes due to a decrease in oil and gas prices and revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $605,752 for the six months ended September 30, 2016, a 30% decrease from $868,630 for the six months ended September 30, 2015, a decrease to the full cost pool amortization base and a decrease in oil and gas production partially offset by an increase in oil reserves.

General and administrative expenses. General and administrative expenses were $580,613 for the six months ended September 30, 2016, a 12% decrease from $658,609 for the six months ended September 30, 2015. This was primarily due to a decrease in engineering and consulting services, stock option compensation, and insurance expenses.

Interest expense. Interest expense was $91,007 for the six months ended September 30, 2016, an 8% increase from $84,280 for the same period fiscal 2016 due to an increase in interest rate partially offset by a decrease in borrowings.

Income taxes. There was no income tax for the six months ended September 30, 2016 compared to an income tax benefit of $513,331 for the six months ended September 30, 2015. The effective tax rate for the six months ended September 30, 2016 was 0% compared to (32%) for the six months ended September 30, 2015. The decrease in our effective income tax rate was primarily due to the tax benefit at expected rates being fully offset by a change in our valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At September 30, 2016, we had an outstanding loan balance of $5,520,000 under our revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $55,200 based on the outstanding balance at September 30, 2016.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2016, our largest credit risk associated with any single purchaser was $60,694 or 16% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At September 30, 2016, our largest credit risk associated with any working interest co-owner was $4,905 or 39% of our total trade receivable. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production is natural gas. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2017, our pretax loss would have changed by $179,320. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2017, our pretax loss would have changed by $179,094.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 10, 2016	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 10, 2016	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary