Form 10-Q
period 2016-12-31
MEXCO ENERGY CORP
filed 2017-02-09
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 9, 2017 was 2,037,266.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$60,858	$34,013
Accounts receivable:
Oil and gas sales	331,809	248,145
Trade	12,017	29,880
Prepaid costs and expenses	9,635	43,284
Total current assets	414,319	355,322

Property and equipment, at cost
Oil and gas properties, using the full cost method	37,651,673	40,365,197
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(25,274,821)	(24,395,184)
Property and equipment, net	12,484,336	16,077,497

Other noncurrent assets	29,614	34,441
Total assets	$12,928,269	$16,467,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$202,408	$332,172

Long-term debt	3,070,000	5,580,000
Asset retirement obligations	960,525	1,211,077
Total liabilities	4,232,933	7,123,249

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 issued and 2,037,266 shares outstanding as of December 31, 2016 and March 31, 2016	1,052,133	1,052,133
Additional paid-in capital	7,234,408	7,191,984
Retained earnings	754,796	1,445,895
Treasury stock, at cost – (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,695,336	9,344,011
Total liabilities and stockholders’ equity	$12,928,269	$16,467,260

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2016	2015	2016	2015
Operating revenue:
Oil and gas	$580,419	$537,771	$1,662,985	$1,951,228
Other	9,715	7,099	178,174	25,080
Total operating revenues	590,134	544,870	1,841,159	1,976,308

Operating expenses:
Production	234,372	286,519	721,864	869,091
Accretion of asset retirement obligation	9,248	8,797	26,939	26,394
Impairment of long-lived asset	-	2,150,621	-	2,984,410
Depreciation, depletion, and amortization	273,885	375,987	879,637	1,244,617
General and administrative	199,995	272,936	780,608	931,545
Total operating expenses	717,500	3,094,860	2,409,048	6,056,057

Operating loss	(127,366)	(2,549,990)	(567,889)	(4,079,749)

Other income (expenses):
Interest income	3	328	175	363
Interest expense	(32,378)	(43,413)	(123,385)	(127,693)
Net other expense	(32,375)	(43,085)	(123,210)	(127,330)

Loss before provision for income taxes	(159,741)	(2,593,075)	(691,099)	(4,207,079)

Income tax benefit:
Deferred	-	(147,539)	-	(660,870)

Net loss	$(159,741)	$(2,445,536)	$(691,099)	$(3,546,209)

Loss per common share:
Basic and diluted	$(0.08)	$(1.20)	$(0.34)	$(1.74)

Weighted average common shares outstanding:
Basic and diluted	2,037,266	2,037,266	2,037,266	2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2016	$1,052,133	$(346,001)	$7,191,984	$1,445,895	$9,344,011
Net loss	-	-	-	(691,099)	(691,099)
Stock based compensation	-	-	42,424	-	42,424
Balance at December 31, 2016	$1,052,133	$(346,001)	$7,234,408	$754,796	$8,695,336

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2016		2,104,266
Issued		-
Balance at Dec. 31, 2016		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2016		(67,000)
Acquisitions		-
Balance at Dec. 31, 2016		(67,000)

Common stock shares, outstanding at December 31, 2016		2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(691,099)	$(3,546,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	-	(660,870)
Stock-based compensation	42,424	95,770
Depreciation, depletion and amortization	879,637	1,244,617
Accretion of asset retirement obligations	26,939	26,394
Impairment of oil and gas properties	-	2,984,410
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(65,801)	162,467
Decrease in prepaid expenses	33,649	30,745
Increase in non-current assets	(25,219)	-
(Decrease) increase in accounts payable and accrued expenses	(103,500)	27,855
Net cash provided by operating activities	97,030	365,179

Cash flows from investing activities:
Additions to oil and gas properties	(517,454)	(1,083,698)
Additions to other property and equipment	-	(693)
Settlement of asset retirement obligations	(93,630)	(23,812)
Drilling refunds	75,808	-
Proceeds from sale of oil and gas properties and equipment	2,975,091	782,363
Net cash provided by (used in) investing activities	2,439,815	(325,840)

Cash flows from financing activities:
Reduction of long-term debt	(2,510,000)	(500,000)
Proceeds from long-term debt	-	400,000
Net cash used in financing activities	(2,510,000)	(100,000)

Net increase (decrease) in cash and cash equivalents	26,845	(60,661)

Cash and cash equivalents at beginning of period	34,013	96,084

Cash and cash equivalents at end of period	$60,858	$35,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$126,593	$126,555

Non-cash investing and financing activities:
Asset retirement obligations	$5,247	$5,097

The accompanying notes are an integral part of

the consolidated financial statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although predominately all of the Company’s oil and gas interests are operated by others, the Company operates five wells in which it owns an interest.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2016, and the results of its operations and cash flows for the interim periods ended December 31, 2016 and 2015. The financial statements as of December 31, 2016 and for the three and nine month periods ended December 31, 2016 and 2015 are unaudited. The consolidated balance sheet as of March 31, 2016 was derived from the audited balance sheet filed in the Company’s 2016 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-09, Topic 606: Revenue from Contracts with Customers. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning after December 15, 2017 and is required to be adopted using either the retrospective or cumulative effect transition method, with early adoption permitted in 2017. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations on such matters. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying performance obligations and licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope improvements and practical expedients, which addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments intended to improve and clarify the implementation guidance of Topic 606. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Management is evaluating the effect, if any, this pronouncement will have on our consolidated financial statements.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2017:

Carrying amount of asset retirement obligations as of April 1, 2016	$1,221,077
Liabilities incurred	5,247
Liabilities settled	(282,738)
Accretion expense	26,939
Carrying amount of asset retirement obligations as of December 31, 2016	970,525
Less: Current portion	10,000
Non-Current asset retirement obligation	$960,525

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $10,738 and $23,873 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015, respectively. Compensation expense recognized for the nine months ended December 31, 2016 and 2015 was $42,424 and $95,770, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2016 totals $35,860 which is expected to be recognized over a weighted average of 1.29 years.

The following table is a summary of activity of stock options for the nine months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2016	153,600	$6.52	6.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	4,000	5.98
Outstanding at December 31, 2016	149,600	$6.54	5.59	$-

Vested at December 31, 2016	121,850	$6.50	5.21	$-
Exercisable at December 31, 2016	121,850	$6.50	5.21	$-

There were no options granted during the nine months ended December 31, 2016 and 2015. During the nine months ended December 31, 2016, 3,000 vested and 1,000 unvested stock options were forfeited due to the resignation of an employee.

Outstanding options at December 31, 2016 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

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

6. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the Bank’s discretion. The borrowing base is reset to the extent the Company’s sells or otherwise disposes of any of its oil and gas properties. The Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement was renewed ten times with the tenth amendment effective as of March 31, 2016 with a maturity date of November 30, 2020. On January 30, 2017, the borrowing base was reevaluated and set at $3,120,000. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 3.76% on December 31, 2016. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this line of credit at December 31, 2016. No principal payments are anticipated to be required through November 30, 2020.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $300,000 for the three fiscal quarters ending December 31, 2016, $500,000 for the four fiscal quarters ending March 31, 2017 and $650,000 for each trailing fiscal quarter period thereafter and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter thereafter. The Company is in compliance with all covenants as of December 31, 2016.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credit. As of December 31, 2016, one letter of credit for $50,000, in lieu of plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of December 31, 2016 was $3,070,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the nine months ended December 31, 2016:

Principal
Balance at April 1, 2016:	$5,580,000
Borrowings	-
Repayments	2,510,000
Balance at December 31, 2016:	$3,070,000

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we project being in a net deferred tax asset position at March 31, 2017. Our deferred tax asset is $1,094,421 as of December 31, 2016 with a valuation amount of $1,094,421. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

The income tax provision consists of the following for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2016	2015	2016	2015
Current income tax	$-	$-	$-	$-
Deferred income tax benefit	-	(147,539)	-	(660,870)
Total income tax provision:	$-	$(147,539)	$-	$(660,870)

Effective tax rate	0%	(6%)	0%	(16%)

8. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the majority stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2016 and 2015 was $9,565 and $31,711, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2016 and 2015 was $22,061 and $81,412, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic net loss per share and diluted loss per share for the three and nine month periods ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2016	2015	2016	2015
Net loss	$(159,741)	$(2,445,536)	$(691,099)	$(3,546,209)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,037,266	2,037,266	2,037,266	2,037,266
Effect of the assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. common shares outstanding – dilutive	2,037,266	2,037,266	2,037,266	2,037,266

Loss per common share:
Basic and diluted	$(0.08)	$(1.20)	$(0.34)	$(1.74)

Due to a net loss for the three and nine months ended December 31, 2016 and 2015, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

10. Impairments of Oil and Natural Gas Properties

Our oil and natural gas properties are subject to quarterly full cost ceiling tests. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. Estimated future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12-month period. In the three and nine months ended December 31, 2015, capitalized costs of oil and natural gas properties exceeded the ceiling, resulting in an impairment in the carrying value of our oil and natural gas properties of approximately $2,150,621 and $2,984,410, respectively. We did not have an impairment in the carrying amount of our oil and natural gas properties for the nine months ended December 31, 2016.

11. Subsequent Events

In February 2017, the Company sold its fractional interest in two wells, a salt water disposal system and undeveloped acreage in Williams County, North Dakota for sales price of approximately $42,000 which was applied to the Company’s outstanding bank indebtedness.

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

For the first nine months of fiscal 2017, cash flow from operations was $97,030, a 73% decrease when compared to the corresponding period of fiscal 2016. Cash of $75,808 was received for drilling refunds and net cash proceeds of $2,975,091 was received from the sale of assets. Cash of $517,454 was used for additions to oil and gas properties, cash of $93,630 was used to settle asset retirement obligations and cash of $2,510,000 was used to reduce the line of credit. Accordingly, net cash increased $26,845.

At December 31, 2016, we had working capital of $211,911 compared to working capital of $23,150 at March 31, 2016, an increase of $188,761 for the reasons set forth below.

Oil and Natural Gas Properties

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

During the first nine months of fiscal 2017, Mexco participated with various percentage interests in ten horizontal wells in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs to date of $494,450.

The first of these wells we participated in was the drilling of a horizontal development well in the Cedar Canyon Bone Spring Wolfcamp formation of Eddy County, New Mexico. The lease, operated by BC Operating, Inc., contains approximately 320 acres with one producing well. Initial production results for the new well averaged 465 barrels of oil and 5,000,000 cubic feet of gas per day. Mexco’s working interest in this lease is ..926% (.695% net revenue interest).

The next three wells were tested in October and November 2016 at an average rate of 1,015 barrels of oil; 1,705 barrels of water; and, 1,700,000 cubic feet of gas per day, or 1,298 barrels of oil equivalent per day, with an average flowing tubing pressures of 632 pounds per square inch, on 64/64 inch chokes. Mexco’s working interests in these wells range from .52% to .74%.

The fifth well was produced on January 24, 2017 flowing at a rate of 2,119 barrels of oil, 2,169 barrels of water and 2,441,000 cubic feet of gas per day, or 2,526 barrels of oil equivalent per day, with a flowing tubing pressure of 750 pounds per square inch, on a 51/64 inch choke. Mexco’s working interest in this well is .70%.

The sixth well was also produced on January 24, 2017 flowing at a rate of 1,411 barrels of oil, 2,660 barrels of water and 1,688,000 cubic feet of gas per day, or 1,692 barrels of oil equivalent per day, with a flowing tubing pressure of 975 pounds per square inch, on a 62/64 inch choke. Mexco’s working interest in this well is .34%.

The remaining four of these ten wells are in various stages of drilling, completion and production with possible further costs to be incurred by Mexco. The results of these tests are neither indicative of future sustained production rates nor of results to be expected in other wells.

During the first quarter of fiscal 2017, Mexco sold its interest in a non-core oil and gas property located in Martin County, Texas for $60,000 which was used to reduce the balance of Mexco’s line of credit.

In October 2016, Mexco received approximately $2.187 million in cash from a sale of working interests to Parsley Energy, Inc. covering 50 net acres located in Glasscock County, Texas in the horizontal Wolfcamp trend of the Permian Basin in West Texas. These proceeds are part of a sale by several co-owners of 11,672 gross (9,140 net) acres containing 67 gross (60 net) vertical wells with net production of 270 barrels of oil equivalent plus 5 disposal wells and existing infrastructure. Of these proceeds, approximately $1.887 million was applied to Mexco’s bank debt and the balance to the Company’s working capital.

Effective November 1, 2016, the Company sold its 100% working interest (76.7% average net revenue interest) in eight oil and gas wells and one disposal well of which Mexco is operator, located in the El Cinco and Tippett Fields of Pecos County, Texas. The Company received a cash purchase price of $405,000 which was applied to reduce bank indebtedness. These properties were determined by management to be non-core with limited potential for further development.

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

Crude oil and natural gas prices have fluctuated significantly in recent years. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $22.75 per bbl in February 2016 to a high of $50.75 per bbl in December 2016. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $3.80 per MMBtu in December 2016. On December 31, 2016 the WTI posted price for crude oil was $50.25 per bbl and the Henry Hub spot price for natural gas was $3.71 per MMBtu.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2016:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$3,070,000	$-	$-	$3,070,000
Leases (2)	$24,880	$21,710	$4,755	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $115,466 less than 1 year and $336,776 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 which was extended for an additional two years and a second three year lease agreement effective April 1, 2014. The total obligation for the remainder of the leases is $36,430 which includes $11,550 paid directly by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2016 and 2015. For the quarter ended December 31, 2016, there was a net loss of $159,741 compared to a net loss of $2,445,536 for the quarter ended December 31, 2015. This was a result of an increase in operating revenues and a decrease in total operating expenses. As opposed to the prior year, there was no impairment during the three months ended December 31, 2016.

Oil and gas sales. Revenue from oil and gas sales was $580,419 for the third quarter of fiscal 2017, an 8% increase from $537,771 for the same period of fiscal 2016. This resulted from an increase in oil and gas prices partially offset by a decrease in oil and gas production, partially due to wells down for mechanical difficulties.

	2016	2015	% Difference
Oil:
Revenue	$376,013	$339,331	10.8%
Volume (bbls)	8,502	8,936	(4.9)%
Average Price (per bbl)	$44.23	$37.98	16.5%

Gas:
Revenue	$204,405	$198,440	3.0%
Volume (mcf)	87,512	106,416	(17.8)%
Average Price (per mcf)	$2.34	$1.86	25.8%

Production and exploration. Production costs were $234,372 for the third quarter of fiscal 2017, an 18% decrease from $286,519 for the same period of fiscal 2016. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs and the sale of our operated properties in Pecos County, Texas.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $273,885 for the third quarter of fiscal 2017, a 27% decrease from $375,987 for the same period of fiscal 2016, primarily due to a decrease to the full cost pool amortization base and a decrease in oil and gas production.

General and administrative expenses. General and administrative expenses were $199,995 for the third quarter of fiscal 2017, a 27% decrease from $272,936 for the same period of fiscal 2016. This was primarily due to a decrease in engineering services, stock option compensation expense, salaries and insurance expense.

Interest expense. Interest expense was $32,378 for the third quarter of fiscal 2017, a 25% decrease from $43,413 for the same period of fiscal 2016, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax for the quarter ended December 31, 2016 compared to an income tax benefit of $147,539 for the quarter ended December 31, 2015. The effective tax rate for the three months ended December 31, 2015 was 0% compared to (6%) for the three months ended December 31, 2015. The decrease in the effective income tax rate was primarily due to the tax benefit at expected rates being fully offset by a change in the valuation allowance.

Results of Operations – Nine Months Ended December 31, 2016 and 2015. For the nine months ended December 31, 2016, there was a net loss of $691,099 compared to a net loss of $3,546,209 for the nine months ended December 31, 2015. This was a result of a decrease in operating revenues partially offset by a decrease in total operating expenses. As opposed to the prior year, there was no impairment during the nine months ended December 31, 2016.

Oil and gas sales. Revenue from oil and gas sales was $1,662,985 for the nine months ended December 31, 2016, a 15% decrease from $1,951,228 for the same period of fiscal 2016. This resulted from a decrease in oil prices and a decrease in in oil and gas production.

	2016	2015	% Difference
Oil:
Revenue	$1,117,525	$1,313,315	(14.9)%
Volume (bbls)	26,434	29,160	(9.3)%
Average Price (per bbl)	$42.28	$45.04	(6.1)%

Gas:
Revenue	$545,460	$637,913	(14.5)%
Volume (mcf)	266,606	310,994	(14.3)%
Average Price (per mcf)	$2.05	$2.05	0.0%

Other operating revenue. Other operating revenue was $178,174 for the nine months ended December 31, 2016 compared to $25,080 for the nine months ended December 31, 2015 primarily due to the settlement of a lawsuit for underpayment of royalties from Chesapeake Energy Corporation and Total E & P USA in the amount of $148,614.

Production and exploration. Production costs were $721,864 for the nine months ended December 31, 2016, a 17% decrease from $869,091 for the nine months ended December 31, 2015. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs and a decrease in production taxes due to the decrease in oil and gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $879,637 for the nine months ended December 31, 2016, a 29% decrease from $1,244,617 for the nine months ended December 31, 2015, primarily due to a decrease in oil and gas production and a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $780,608 for the nine months ended December 31, 2016, a 16% decrease from $931,545 for the nine months ended December 31, 2015. This was primarily due to a decrease in engineering services, stock option compensation expense, salaries and insurance expense.

Interest expense. Interest expense was $123,385 for the nine months ended December 31, 2016, a 3% decrease from $127,693 for the nine months ended December 31, 2015 due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax for the nine months ended December 31, 2016 compared to an income tax benefit of $660,870 for the nine months ended December 31, 2015. The effective tax rate for the nine months ended December 31, 2016 was 0% compared to (16%) for the nine months ended December 31, 2015. The decrease in our effective income tax rate was primarily due to the tax benefit at expected rates being fully offset by a change in our valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At December 31, 2016, we had an outstanding loan balance of $3,070,000 under our revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point, our annual pretax income would change by $30,700 based on the outstanding balance at December 31, 2016.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2016, our largest credit risk associated with any single purchaser was $75,650 or 23% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At December 31, 2016, our largest credit risk associated with any working interest partner was $3,171 or 26% of our total trade receivables. We have not experienced any significant credit losses.

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

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in natural gas prices than oil prices because most of our production and reserves are natural gas. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2017, our pretax income or loss would have changed by $264,340. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2017, our pretax income or loss would have changed by $266,606.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(f). Based on such evaluation, such officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 9, 2017	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 9, 2017	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

