Form 10-K
period 2017-03-31
MEXCO ENERGY CORP
filed 2017-06-28
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-6694

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 W. Texas Avenue, Suite 1101
Midland, Texas	79701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2016 (the last business day of the Registrant’s most recently completed second quarter) was $3,567,622 based on Mexco Energy Corporation’s closing common stock price of $4.10 per share on that date as reported by the NYSE MKT.

There were 2,037,266 shares of the registrant’s common stock outstanding as of June 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be held on September 12, 2017, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2017, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2017 were approximately 3.238 million barrels of oil equivalent (“MMBOE”) of which 66% was oil and natural gas liquids and 34% was natural gas, and our estimated present value of proved reserves was approximately $25 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below. During fiscal 2017, we added proved reserves of 1,192 thousand BOE (“MBOE”) through extensions and discoveries, subtracted 274 MBOE through sales of oil and gas properties and had upward revisions of previous estimates of 363 MBOE. Such revisions are the result of pricing and successful development in the Delaware and Midland Basins.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2018.

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

Industry Environment and Outlook

The challenging commodity price environment during fiscal 2016 continued in fiscal 2017. Commodity prices improved but continue to be volatile. In light of these challenges facing our industry and in response to the continued challenging environment, our primary business strategies for fiscal 2018 will continue to include: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) divesting of non-core assets, and (3) working to balance capital spending with cash flows to minimize new borrowings, reduce debt and maintain ample liquidity.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2017 operating results and potential impact on fiscal 2018 operating results due to depressed commodity prices.

Oil and Gas Operations

As of March 31, 2017, oil constituted approximately 66% of our total proved reserves and approximately 65% of our revenues for fiscal 2017. Revenues from oil and gas royalty interests accounted for approximately 27% of our revenues for fiscal 2017.

There are two primary areas in which the Company is focused, 1) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas and 2) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Loving County, Texas. The Permian Basin in total accounts for 71% of our discounted future net cash flows from proved reserves and 55% of our net revenues.

The Midland Basin properties, encompassing 83,074 gross acres, 283 net acres, 587 gross producing wells and 3 net wells account for approximately 51% of our discounted future net cash flows from proved reserves as of March 31, 2017. Of these discounted future net cash flows from proved reserves, approximately 44% are attributable to proven undeveloped reserves which will be developed through new drilling. For fiscal 2017, these properties accounted for 23% of our gross revenues and 24% of our net revenues.

The Delaware Basin properties, encompassing 31,718 gross acres, 624 net acres, 468 gross producing wells and 5 net wells account for approximately 20% of our discounted future net cash flows from proved reserves as of March 31, 2017. Of these discounted future net cash flows from proved reserves, approximately 5% are attributable to proven undeveloped reserves which will be developed through new drilling. For fiscal 2017, these properties accounted for 28% of our gross revenues and 31% of our net revenues.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 26 gross wells and .13 net wells in Pecos County, Texas, account for approximately 2% of our discounted future net cash flows from proved reserves as of March 31, 2017. For fiscal 2017, these properties accounted for 3% of our gross revenues and 4% of our net revenues. All of these properties, except for one, are royalty interests. There is a potential for development of the horizontal Wolfcamp on these interests.

The Goldsmith North Field (San Andres formation) long-lived oil producing properties, encompassing 160 gross acres, 123 net acres, 3 gross wells in Ector County, Texas, account for 6.4% of our discounted future net cash flows from proved reserves as of March 31, 2017. Of these discounted future net cash flows from proved reserves, 6% are attributable to proven undeveloped reserves which will be developed through new drilling of 4 wells. For fiscal 2017, these properties consist of working interests and accounted for 4% of our gross revenues and 2.6% of our net revenues. There is potential for further development of this property by horizontal drilling.

Mexco believes its most important properties for future development by horizontal drilling and hydraulic fracturing area are located in Midland, Reagan and Upton Counties, Texas of the Midland Basin and the Delaware Basin in Lea and Eddy Counties, New Mexico and Loving County, Texas.

For more on these and other operations in this area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Commitments”.

We own interests in and operate 5 producing wells. We divested 100% owned working interests in 8 producing wells and 1 injection well located in Pecos County, Texas in November 2016 (see Oil and Natural Gas Property Transactions under Item 7 of this report for further details). We own partial interests in approximately 6,000 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia and North Dakota. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2017	34,689	356,268
2016	38,930	407,939
2015	29,557	369,034
2014	27,186	361,652
2013	23,260	401,077

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

Major Customers

We made sales to the following companies that amounted to 10% or more of revenues for the year ended March 31:

	2017	2016	2015
Enterprise Crude Oil	19%	1%	0%
Holly Frontier Refining & Marketing LLC	12%	14%	17%
Plains Marketing LP	3%	18%	8%

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

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state and local laws regulate the drilling and operation of salt water disposal (“SWD”) wells and the underground injection of waste substances produced from oil and gas operations. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and gas production. The EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling SWD wells and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater into groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury. We own partial interests in various underground injection wells operated by others and failure to abide by their permits could subject us and those operators to civil and/or criminal enforcement but we believe the other operators are in compliance in all material respects with the requirements of applicable state underground injection control programs and permits.

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Many newer wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. We often participate as a non-operator with operators who engage third parties to hydraulic fracturing or other well stimulation services. Hydraulic fracturing generally is exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions.

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

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

We believe that we are in compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations, however we cannot assure you that the passage or application of more stringent laws or regulations in the future will not have an negative impact on our financial position or results of operation. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2017. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2018.

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

Substantially all of our properties are currently mortgaged under a deed of trust to secure funding through a line of credit.

Insurance

Our operations are subject to all the risks inherent in the exploration for and development and production of oil and gas including blowouts, fires and other casualties. We maintain insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2017.

Name	Age	Position
Nicholas C. Taylor	79	Chairman and Chief Executive Officer
Tamala L. McComic	48	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	72	Vice President and Secretary

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

Donna Gail Yanko was appointed to the position of Vice President of the Company in 1990. She has also served as Corporate Secretary since 1992 and from 1986 to 1992 was Assistant Secretary. From 1986 to 2015, on a part-time basis, she assisted the Chairman of the Board of the Company in his personal business activities. Ms. Yanko also served as a director of the Company from 1990 to 2008.

Employees

As of March 31, 2017, we had three full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future. We also utilize the services of independent contractors to perform well drilling and production operations, including pumping, maintenance, inspection and testing.

Office Facilities

Our principal offices are located at 214 W. Texas Avenue, Suite 1101, Midland, Texas 79701, and our telephone number is (432) 682-1119. On April 1, 2013, we agreed to a three year lease, with an option to renew for an additional two years, for our 3,199 square feet of office space which expired on April 1, 2016. On April 1, 2014, we agreed to a three year lease for an additional 340 square feet of office space which expired on April 1, 2017. In February 2016, we exercised our option to renew the April 1, 2013 lease extending its expiration to April 1, 2018. We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

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

Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our exploration and development activities.

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

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. We incurred impairment charges during fiscal 2016 and may incur additional impairment charges in the future, particularly if commodity prices remain at their currently low levels or decline further, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. There were no ceiling test impairments on our oil and gas properties during fiscal 2017 and 2015.

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

Approximately 67% and 47% of our total estimated net proved reserves at March 31, 2017 and 2016, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2017, differentials averaged $0.22 per Bbl of oil and $0.18 per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

We must make capital expenditures to develop our existing reserves and to discover new reserves. Historically, we have used our cash flow from operations and borrowings under our credit facility to fund our capital expenditures, however, lower oil and gas prices may prevent these options. Volatility in oil and gas prices, the timing of our drilling programs and drilling results will affect our cash flow from operations. Lower prices and/or lower production will also decrease revenues and cash flow, thus reducing the amount of financial resources available to meet our capital requirements, including reducing the amount available to pursue our drilling opportunities. If our cash flow from operations does not increase as a result of planned capital expenditures, a greater percentage of our cash flow from operations will be required for debt service and operating expenses and our planned capital expenditures would, by necessity, be decreased.

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

Our credit facility agreement requires us to comply with certain customary covenants including limitations on change of control, disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants. For example, our credit facility requires, among other things, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $500,000 for the four fiscal quarters ending March 31, 2017 and $650,000 annually thereafter and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1 for each quarter thereafter. If we fail to meet any of these loan covenants, the lender under the credit facility could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U. S. federal income tax laws including the elimination of certain key U.S. federal income tax deductions currently available to oil and natural gas exploration and production companies. Other changes include, but are not limited to: (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. The new President and certain members of Congress are calling for U.S. federal tax reform, and Congress could consider, and could include, some or all of these proposals as part of tax reform legislation, to accompany lower federal income tax rates. Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

As of March 31, 2017, our executive officers and directors beneficially owned approximately 50% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2017, we had interests in approximately 6,000 gross (28 net) oil and gas wells and owned leasehold mineral and royalty interests in approximately 573,000 gross (4,202 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2017 were $43.88 per bbl of oil and $41.76 in 2016, an increase of 5%, and $2.561 per mcf of natural gas and $1.998 in 2016, an increase of 28%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2017. The benchmark price of $44.10 per bbl of oil at March 31, 2017 versus $42.77 at March 31, 2016, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions. The benchmark price of $2.74 per mcf of natural gas at March 31, 2017 versus $2.39 at March 31, 2016, was adjusted by lease for BTU content, transportation fees and regional price differentials. The average prices used in computing reserves at March 31, 2015 were $74.84 per bbl of oil and $3.595 per mcf of natural gas.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2017, 2016 and 2015 is based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants, based in Midland, Texas (“Neal and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

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

Numerous uncertainties exist in estimating quantities of proved reserves. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates. Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn may adversely affect our cash flow, results of operations and the availability of capital resources.

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

PROVED RESERVES

	March 31,
	2017	2016	2015
Oil (Bbls):
Proved developed – Producing	371,860	334,500	260,580
Proved developed – Non-producing	28,030	15,680	23,080
Proved undeveloped	1,724,420	734,170	376,070
Total	2,124,310	1,084,350	659,730

Natural gas (Mcf):
Proved developed – Producing	3,817,490	3,356,660	3,470,970
Proved developed – Non-producing	290,460	1,049,400	1,113,820
Proved undeveloped	2,572,960	1,395,220	1,703,790
Total	6,680,910	5,801,280	6,288,580

Total net proved reserves (BOE)	3,237,795	2,051,230	1,707,827

PV-10 Value (1)	$25,265,700	$16,121,600	$23,700,470
Present value of future income tax discounted at 10%	(6,182,700)	(2,223,600)	(4,762,470)
Standardized measure of discounted future net cash flows (2)	$19,083,000	$13,898,000	$18,938,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$2.561	$1.998	$3.595
Oil (per Bbl)	$43.88	$41.76	$74.84

(1)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

(2)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.

(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials and did not give effect to derivative transactions.

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2017, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

During the fiscal year ending March 31, 2017, we participated in the development of 6 wells converting reserves of approximately 13,515 BOE from proved undeveloped to proved developed – producing with capital cost was approximately $284,000.

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

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive - Horizontal	17	.11	14	.09	28	.21
Productive - Vertical	4	.02	1	-	28	.05
Nonproductive - Vertical	-	-	-	-	1	.17
Total	21	.13	15	.09	57	.43

We have not participated in any exploratory wells during the years ended March 31, 2017, 2016 and 2015. The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us. The net numbers above represent Mexco’s working interest in the gross wells.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2017, we held an interest in approximately 6,000 gross (28 net) productive wells, including approximately 4,700 wells in which we held an overriding or royalty interest and 1,300 wells in which we held a working interest. Mexco operates 5 of its working interest productive wells.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2017:

	Developed Acres
	Gross	Net
Texas	344,200	2,106
Oklahoma	97,400	1,449
New Mexico	32,200	517
Louisiana	42,300	41
North Dakota	30,600	43
Kansas	9,700	24
Montana	7,800	5
Wyoming	3,900	5
Arkansas	1,000	5
Mississippi	1,600	3
Alabama	600	2
Colorado	1,100	1
Virginia	100	1
Total	572,500	4,202

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2017	2016	2015
Oil (a):
Production (Bbls)	34,689	38,930	29,557
Revenue	$1,517,606	$1,598,725	$2,069,806
Average Bbls per day (e)	95	107	81
Average sales price per Bbl (b)	$43.75	$41.07	$70.03

Gas (c):
Production (Mcf)	356,268	407,939	369,034
Revenue	$819,616	$785,225	$1,267,020
Average Mcf per day (e)	976	1,118	1,011
Average sales price per Mcf	$2.30	$1.92	$3.43

Production cost:
Production cost	$717,757	$944,933	$1,024,130
Production and ad valorem taxes	$160,701	$199,128	$276,690
Total BOE (d)	94,067	106,920	91,063
Production cost per BOE	$7.63	$8.84	$11.25
Production cost per sales dollar	$0.31	$0.40	$0.31

Total oil and gas revenue	$2,337,222	$2,383,950	$3,336,826

(a)	Includes condensate.
(b)	We did not have a price swap agreement on our oil production for the years ended March 31, 2017 and 2016.After giving effect to our derivative instruments, the average sales price per Bbl of oil was $73.48 for year ended March 31, 2015.
(c)	Includes natural gas products.
(d)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(e)	Calculated on a 365 day year.

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

		High	Low
2017:	April - June 2016	$3.50	$2.24
	July - September 2016	4.37	2.65
	October - December 2016	5.07	3.81
	January - March 2017	5.39	3.52

2016:	April - June 2015	$5.65	$4.54
	July - September 2015	4.58	1.81
	October - December 2015	3.25	2.28
	January - March 2016	3.27	1.57

On June 8, 2017, the closing sales price of our common stock on the NYSE MKT was $4.15 per share.

Stockholders

As of March 31, 2017, we had 2,104,266 shares issued and 879 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2017, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	149,600	$6.54	49,000
Total	200,000	149,600	$6.54	49,000

Issuer Repurchases

In September 2016, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

There were no shares of our common stock repurchased for the treasury account during the fiscal year ended March 31, 2017 and 2016. During the fiscal year ended March 31, 2015, we repurchased 1,000 shares for the treasury at an aggregate cost of $5,009.

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

Liquidity and Capital Resources and Commitments

Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We pledge our producing oil and gas properties to secure our line of credit. We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

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

For the year ending March 31, 2017, cash flow from operations was $312,081, a 78% increase when compared to the corresponding period of fiscal 2016. Cash of $3,314,037 was received from the sale of oil and gas properties and drilling refunds, cash of $2,680,000 was used to reduce the line of credit, and cash of $906,680 was used to plug uneconomical wells and additions to oil and gas properties. Accordingly, net cash increased $39,438.

We had working capital of $367,675 as of March 31, 2017 compared to working capital of $23,150 as of March 31, 2016, an increase of $344,525 for the reasons set forth below.

Oil and Natural Gas Property Transactions

During fiscal 2017, Mexco participated with various percentage interests in seventeen horizontal wells in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs of $711,900 as of March 31,2017.

The first of these wells we participated in was the drilling of a horizontal development well in the Cedar Canyon Bone Spring Wolfcamp formation of Eddy County, New Mexico. The lease, operated by BC Operating, Inc., contains approximately 320 acres with one producing well. Initial production results for the new well averaged 465 barrels of oil and 5,000,000 cubic feet of gas per day. Mexco’s working interest in this lease is .93%.

The next three wells were tested in October and November 2016 at an average rate of 1,015 barrels of oil; 1,705 barrels of water; and, 1,700,000 cubic feet of gas per day, or 1,298 barrels of oil equivalent per day, with an average flowing tubing pressure of 632 pounds per square inch, on 64/64 inch chokes. Mexco’s working interests in these wells range from .52% to .74%.

The fifth well was completed in December 2016 flowing at a rate of 400 barrels of oil, 1,703 barrels of water and 548,000 cubic feet of gas per day, or 491 barrels of oil equivalent per day. Mexco’s working interest in this well is .18%.

The sixth well was produced on January 24, 2017 flowing at a rate of 2,119 barrels of oil, 2,169 barrels of water and 2,441,000 cubic feet of gas per day, or 2,526 barrels of oil equivalent per day, with a flowing tubing pressure of 750 pounds per square inch, on a 51/64 inch choke. Mexco’s working interest in this well is .70%.

The seventh well was also produced on January 24, 2017 flowing at a rate of 1,411 barrels of oil, 2,660 barrels of water and 1,688,000 cubic feet of gas per day, or 1,692 barrels of oil equivalent per day, with a flowing tubing pressure of 975 pounds per square inch, on a 62/64 inch choke. Mexco’s working interest in this well is .34%.

The eighth and ninth wells were completed in March 2017 flowing at an average rate of 782 barrels of oil; 2,636 barrels of water; and, 1,579,000 cubic feet of gas per day, or 1,045 barrels of oil equivalent per day, with an average flowing tubing pressure of 618 pounds per square inch, on 48/64 and 50/64 inch chokes. Mexco’s working interest in these wells is .52%.

The tenth and eleventh wells were completed in April 2017 flowing at an average rate of 879 barrels of oil; 2,175 barrels of water; and, 1,087,000 cubic feet of gas per day, or 1,060 barrels of oil equivalent per day, with an average flowing tubing pressure of 850 pounds per square inch, on 48/64 inch chokes. Mexco’s working interests in these wells range from .26% to .6%.

The remaining six of these seventeen wells are in various stages of drilling, completion and production with possible further costs to be incurred by Mexco. The results of these tests are neither indicative of future sustained production rates nor of results to be expected in other wells.

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

During the first quarter of fiscal 2017, Mexco sold a portion of its interest in an oil and gas property located in Martin County, Texas for $60,000 which was used to reduce the balance of Mexco’s line of credit.

In connection with Barnett Shale Fort Worth Basin royalties owned by the Company, a settlement was reached with the defendants, Chesapeake Energy Corporation and Total E&P USA underpayment of royalties resulting in a payment of $148,614 of which $123,395 was paid in cash on August 19, 2016 and the discounted balance of $25,219 in an interest free promissory note due in three years and payable by Chesapeake.

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

The Company sold for a total consideration of $642,944, leasehold interests in 155.11 net acres in the Scoop-Stock areas of Canadian and Grady Counties, Oklahoma. The first of these transactions in which the Company retained an approximate 4.23% overriding royalty interest in 18.1 of these net acres and also retained it’s currently producing interests in existing producing wellbores on the acreage was in the amount of $182,483 during the fourth quarter of fiscal 2017. The second transaction in the amount of $460,461 was subsequently completed during the first quarter of the Company’s fiscal 2018. Of the total proceeds, $525,000 was applied to reduce bank indebtedness and the balance of $117,944 was applied to working capital of the Company.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through property sales and/or sales of our common stock. See Note 4 of Notes to Consolidated Financial Statements for a description of our credit agreement with Bank of America, N.A.

Crude oil and natural gas prices remained significantly depressed during the last year. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $32.25 per bbl in April 2016 to a high of $50.75 per bbl in December 2016. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.71 per MMBtu in April 2016 to a high of $3.80 per MMBtu in December 2016.

On March 31, 2017 the WTI posted price for crude oil was $47.00 per bbl and the Henry Hub spot price for natural gas was $3.13 per MMBtu. Management is of the opinion that cash flow from operations and sales of property and common stock of the Company will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2017 Compared to Fiscal 2016

We had a net loss of $694,553 for the year ended March 31, 2017 compared to a net loss of $3,979,685 for the year ended March 31, 2016.

Oil and gas sales. Revenue from oil and gas sales was $2,337,222 for the year ended March 31, 2017, a 2% decrease from $2,383,950 for the year ended March 31, 2016. This resulted from a decrease in oil and gas production partially offset by an increase in oil and gas prices. The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2017	2016	% Difference
Oil:
Revenue	$1,517,606	$1,598,725	(5.1%)
Volume (bbls)	34,689	38,930	(10.9%)
Average Price (per bbl)	$43.75	$41.07	6.5%

Gas:
Revenue	$819,616	$785,225	4.4%
Volume (mcf)	356,268	407,939	(12.7%)
Average Price (per mcf)	$2.30	$1.92	19.8%

Other operating revenue. Other operating revenue was $188,141 for fiscal 2017 compared to $37,842 for fiscal 2016 primarily due to the settlement of a lawsuit for underpayment of royalties from Chesapeake Energy Corporation and Total E & P USA in the amount of $148,614.

Production and exploration. Production costs were $878,458 in fiscal 2017, a 23% decrease from $1,144,061 in fiscal 2016. This was primarily the result of a decrease in lease operating expenses as a result of lowering service costs and the sale of our operated properties in Pecos County, Texas.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $1,177,422 in fiscal 2017, a 25% decrease from $1,572,738 in fiscal 2016. This was due to a decrease in oil and gas production, a decrease in the full cost pool amortization base and an increase in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $976,392 for the year ended March 31, 2017, a 15% decrease from $1,155,183 for the year ended March 31, 2016. This was primarily due to a decrease in engineering services, insurance expense, salaries and stock option compensation.

Interest expense. Interest expense was $152,126 in fiscal 2017, an 11% decrease from $171,375 in fiscal 2016, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax for fiscal 2017 compared to an income tax benefit of $660,870 in fiscal 2016. The effective tax rate for fiscal 2017 was 0% compared to (14%) for fiscal 2016. This change in the effective income tax rate is primarily due to the tax benefit at expected rates being offset by an increase in our valuation allowance. We are in a net deferred tax asset position at year end and believe it is more likely than not that these deferred tax assets will not be realized.

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

Depreciation, depletion and amortization. DD&A expense was $1,572,738 in fiscal 2016, a 15% increase from $1,362,862 in fiscal 2015. This was due to an increase in oil and gas production and an increase in the full cost pool amortization base prior to the impairment in the second and third quarters of fiscal 2016.

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

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2017:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$2,900,000	$-	$2,900,000	$-
Leases (2)	$19,020	$19,020	$-	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $115,420 less than 1 year and $307,787 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014.In February 2016, the option to renew the 2013 lease for two years was exercised. The 2014 lease expired on April 1, 2017. The total obligation for the remainder of the 2013 lease is $28,260 which includes $9,240 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Alternative Capital Resources

Although we have primarily used cash from operating activities and sales of assets as our primary capital resources, we have in the past, and could in the future, use alternative capital resources. These could include joint ventures, carried working interests and issuances of our common stock through a private placement or public offering.

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

In February 2016, the FASB issued ASU 2016-02, Topic 842 Leases, which requires companies to include leases with a term greater than one year on their balance sheets, but recognize lease costs on the income statement in a manner similar to accounting for leases prior to ASU 2016-02. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. Our only lease agreement is for our office space so we believe this guidance will have just a minimum impact to our consolidated balance sheet due to the recognition of lease-related assets and liabilities that were not previously recognized.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall”, an authoritative guidance that amends existing requirements on the classification and measurement of financial instruments. The standard principally affects accounting for equity investments and financial liabilities where the fair value option has been elected. The guidance is effective for fiscal periods after December 15, 2017, and interim periods thereafter. Early adoption of certain provisions is permitted. We are currently evaluating the effect the new guidance will have on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Topic 606: Revenue from Contracts with Customers. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new model provides a five-step analysis in determining when and how revenue is recognized. The new model will require recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning after December 15, 2017. Management is currently reviewing its primary oil and natural gas marketing agreements in order to assess the impact of adoption. At this time, adopting this standard is not expected to have a material impact on our financial statements because recognition of revenue is not expected to materially change under the new standard, since most of our revenue will continue to be recognized as production as delivered. However, management is still evaluating the ultimate impact of this accounting standard on its consolidated results of operations, financial position, cash flows and financial disclosures. This evaluation will continue throughout fiscal 2018, and we are currently planning to adopt this new standard April 1, 2018. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09 and we have not yet determined which method of adoption we will apply for this new standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. On March 31, 2017, we had an outstanding loan balance of $2,900,000 under our credit agreement, which bears interest at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $29,000 based on borrowings at March 31, 2017.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2017, our largest credit risk associated with any single purchaser was $57,136 (15%) of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest co-owners. At March 31, 2017, our largest credit risk associated with any working interest co-owner was $3,652 (27%) of our total trade receivables. We have not experienced any significant credit losses.

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

Declines in oil and natural gas prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our acquisition, exploration and development activities. In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. See Critical Accounting Policies and Estimates — Ceiling Test under Item 7 of this report on Form 10-K. Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically. Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by five dollars per barrel for fiscal 2017, our oil and gas revenue would have changed by $175,215. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2017, oil and gas revenue would have changed by $356,427.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2017.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 12, 2017 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2017, which is incorporated herein by reference.

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

Dated: June 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 27, 2017, by the following persons on behalf of the Registrant and in the capacity indicated.

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

MBOE. One thousand barrels of oil equivalent.

MMBOE. One million barrels of oil equivalent.

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

Re-entry. Entering an existing well bore to recomplete or repair.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mexco Energy Corporation

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
June 27, 2017

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$73,451	$34,013
Accounts receivable:
Oil and gas sales	381,414	248,145
Trade	13,744	29,880
Prepaid costs and expenses	36,325	43,284
Total current assets	504,934	355,322

Property and equipment, at cost
Oil and gas properties, using the full cost method	37,640,096	40,365,197
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(25,572,606)	(24,395,184)
Property and equipment, net	12,174,974	16,077,497

Other noncurrent assets	28,157	34,441
Total assets	$12,708,065	$16,467,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$137,259	$332,172

Long-term debt	2,900,000	5,580,000
Asset retirement obligations	968,484	1,211,077
Total liabilities	4,005,743	7,123,249

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 shares issued and 2,037,266 shares outstanding as of March 31, 2017 and 2016, respectively	1,052,133	1,052,133
Additional paid-in capital	7,244,848	7,191,984
Retained earnings	751,342	1,445,895
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,702,322	9,344,011
	$12,708,065	$16,467,260

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended March 31,

	2017	2016	2015
Operating revenues:
Oil and gas	$2,337,222	$2,383,950	$3,336,826
Other	188,141	37,842	53,179
Total operating revenues	2,525,363	2,421,792	3,390,005

Operating expenses:
Production	878,458	1,144,061	1,300,820
Accretion of asset retirement obligation	35,743	35,155	27,932
Impairment of long-lived assets	-	2,984,410	-
Depreciation, depletion and amortization	1,177,422	1,572,738	1,362,862
General and administrative	976,392	1,155,183	1,239,750
Total operating expenses	3,068,015	6,891,547	3,931,364

Operating loss	(542,652)	(4,469,755)	(541,359)

Other income (expenses):
Interest income	225	575	45
Interest expense	(152,126)	(171,375)	(99,240)
Gain on derivative instruments	-	-	102,069
Net other (expense) income	(151,901)	(170,800)	2,874

Loss before provision for income taxes	(694,553)	(4,640,555)	(538,485)

Income tax benefit:
Deferred	-	(660,870)	(197,499)

Net loss	$(694,553)	$(3,979,685)	$(340,986)

Loss per common share:
Basic:	$(0.34)	$(1.95)	$(0.17)
Diluted:	$(0.34)	$(1.95)	$(0.17)

Weighted average common shares outstanding:
Basic:	2,037,266	2,037,266	2,038,250
Diluted:	2,037,266	2,037,266	2,038,250

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2017, 2016 and 2015

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2014	$1,052,133	$(340,992)	$6,921,645	$5,766,566	$13,399,352
Net loss	-	-	-	(340,986)	(340,986)
Purchase of stock	-	(5,009)	-	-	(5,009)
Stock based compensation	-	-	153,386	-	153,386
Balance at March 31, 2015	$1,052,133	$(346,001)	$7,075,031	$5,425,580	$13,206,743
Net loss	-	-	-	(3,979,685)	(3,979,685)
Stock based compensation	-	-	116,953	-	116,953
Balance at March 31, 2016	$1,052,133	$(346,001)	$7,191,984	$1,445,895	$9,344,011
Net loss	-	-	-	(694,553)	(694,553)
Stock based compensation	-	-	52,864	-	52,864
Balance at March 31, 2017	$1,052,133	$(346,001)	$7,244,848	$751,342	$8,702,322

SHARE ACTIVITY
	2017	2016	2015
Common stock shares, issued:
At beginning of year	2,104,266	2,104,266	2,104,266
Issued	-	-	-
At end of year	2,104,266	2,104,266	2,104,266

Common stock shares, held in treasury:
At beginning of year	(67,000)	(67,000)	(66,000)
Acquisitions	-	-	(1,000)
At end of year	(67,000)	(67,000)	(67,000)

Common stock shares, outstanding
At end of year	2,037,266	2,037,266	2,037,266

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended March 31,

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(694,553)	$(3,979,685)	$(340,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	-	(660,870)	(197,499)
Stock-based compensation	52,864	116,953	153,386
Depreciation, depletion and amortization	1,177,422	1,572,738	1,362,862
Accretion of asset retirement obligations	35,743	35,155	27,932
Gain on derivative instruments	-	-	(102,069)
Impairment of oil and gas properties	-	2,984,410	-
Changes in assets and liabilities, net of business combination:
(Increase) decrease in accounts receivable	(117,133)	171,044	197,173
Decrease (increase) in prepaid expenses	6,959	1,334	(15,814)
Increase in noncurrent assets	(25,219)	-	-
Decrease in income tax payable	-	-	(6,500)
(Decrease) increase in accounts payable and accrued expenses	(124,002)	(65,577)	98,494
Net cash provided by operating activities	312,081	175,502	1,176,979

Cash flows from investing activities:
Additions to oil and gas properties	(802,311)	(1,138,106)	(4,777,979)
Additions to other property and equipment	-	(693)	(12,436)
Settlement of asset retirement obligations	(104,369)	(51,632)	(39,352)
Drilling refunds	82,922	-	-
Settlement of derivatives	-	-	57,089
Proceeds from sale of oil and gas properties and equipment	3,231,115	1,322,858	15,710
Net cash provided by (used in) investing activities	2,407,357	132,427	(4,756,968)

Cash flows from financing activities:
Acquisition of treasury stock	-	-	(5,009)
Reduction of long-term debt	(2,680,000)	(770,000)	(150,000)
Proceeds from long-term debt	-	400,000	3,675,000
Net cash (used in) provided by financing activities	(2,680,000)	(370,000)	3,519,991

Net increase (decrease) in cash and cash equivalents	39,438	(62,071)	(59,998)

Cash and cash equivalents at beginning of period	34,013	96,084	156,082

Cash and cash equivalents at end of period	$73,451	$34,013	$96,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$156,142	$167,885	$91,264
Income taxes paid	$-	$-	$13,032

Non-cash investing and financing activities:
Asset retirement obligations	$8,753	$5,844	$274,148

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2017, 2016 and 2015

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although predominately all of the Company oil and gas interests are operated by others, the Company operates five wells in which it owns an interest.

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2017, the Company had all of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectability of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ending March 31, 2017, 2016 and 2015, no allowance has been made for doubtful accounts.

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

Loss Per Common Share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted-average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, Topic 842 Leases, which requires companies to include leases with a term greater than one year on their balance sheets, but recognize lease costs on the income statement in a manner similar to accounting for leases prior to ASU 2016-02. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. Our only lease agreement is for our office space so we believe this guidance will have just a minimum impact to our consolidated balance sheet due to the recognition of lease-related assets and liabilities that were not previously recognized.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall”, an authoritative guidance that amends existing requirements on the classification and measurement of financial instruments. The standard principally affects accounting for equity investments and financial liabilities where the fair value option has been elected. The guidance is effective for fiscal periods after December 15, 2017, and interim periods thereafter. Early adoption of certain provisions is permitted. We are currently evaluating the effect the new guidance will have on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Topic 606: Revenue from Contracts with Customers. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new model provides a five-step analysis in determining when and how revenue is recognized. The new model will require recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning after December 15, 2017. Management is currently reviewing its primary oil and natural gas marketing agreements in order to assess the impact of adoption. At this time, adopting this standard is not expected to have a material impact on our financial statements because recognition of revenue is not expected to materially change under the new standard, since most of our revenue will continue to be recognized as production is delivered. However, management is still evaluating the ultimate impact of this accounting standard on its consolidated results of operations, financial position, cash flows and financial disclosures. This evaluation will continue throughout fiscal 2018, and we are currently planning to adopt this new standard April 1, 2018. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09 and we have not yet determined which method of adoption we will apply for this new standard.

Liquidity and Capital Resources. Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock.   Due to a depressed commodity price environment, we are applying financial discipline to all aspects of our business.  In order to meet obligations, we will continue to sell non-core assets, if necessary.  Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production.  We focus our efforts on the acquisition of royalties and working interest, non-operated properties in areas with significant development potential.

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

4. Credit Facility

The Company has a loan agreement with Bank of America, NA (the "Agreement"), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the Bank's discretion. The borrowing base was evaluated on January 30, 2017 and set at $3,120,000. The borrowing base also resets to the extent the Company sells or otherwise disposes of any of its oil and gas properties as the Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base unless prior approval by Bank states otherwise. As of March 31, 2017, the borrowing base was set at $2,950,000.

The Agreement was renewed eleven times with the eleventh amendment effective as of March 8, 2017 with a maturity date of November 30, 2020. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate ("BBA LIBOR") daily floating rate, plus 3.0 percentage points, which was 3.983% on March 31, 2017. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this line of credit at March 31, 2017. No principal payments are anticipated to be required through November 30, 2020. Amounts borrowed under the Agreement are collateralized by the common stock of the Company's wholly owned subsidiaries and substantially all of the Company's oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $500,000 for the four fiscal quarters ending March 31, 2017 and $650,000 for each trailing fiscal year period and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter thereafter. The Company is in compliance with all covenants as of March 31, 2017 and believes it will remain in compliance for the next fiscal year.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of March 31, 2017, one letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of March 31, 2017 was $2,900,000 and as of June 23, 2017 was $2,475,500. The following table is a summary of activity on the Bank of America, N.A. line of credit for the year ended March 31, 2017:

Principal
Balance at April 1, 2016:	$5,580,000
Borrowings	-
Repayments	(2,680,000)
Balance at March 31, 2017:	$2,900,000

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2017	2016
Carrying amount of asset retirement obligations as of April 1	$1,221,077	$1,240,216
Liabilities incurred	8,753	5,844
Liabilities settled	(287,089)	(60,138)
Accretion expense	35,743	35,155
Carrying amount of asset retirement obligations as of March 31	978,484	1,221,077
Less: Current portion	10,000	10,000
Non-Current asset retirement obligation	$968,484	$1,211,077

6. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2014.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2017	2016
Deferred tax assets:
Percentage depletion carryforwards	$1,786,522	$1,718,721
Deferred stock-based compensation	52,654	49,090
Asset retirement obligation	332,685	415,166
Net operating loss	1,012,138	1,493,914
Other	7,170	6,413
	3,191,169	3,683,304
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	2,052,749	2,834,340

Deferred tax asset	$1,138,420	$848,964

Valuation allowance	(1,138,420)	(848,964)
Net deferred tax liability	$-	$-

As of March 31, 2017, the Company has a statutory depletion carryforward of approximately $5,250,000, which does not expire. At March 31, 2017, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $5,200,000, which will begin expiring in 2029. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

The income tax provision consists of the following for years ended March 31, 2017, 2016 and 2015:

	2017	2016	2015
Current income tax expense	$-	$-	$-
Deferred income tax benefit	-	(660,870)	(197,499)
Total income tax provision:	$-	$(660,870)	$(197,499)
Effective tax rate	-	(14%)	(37%)

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2017	2016	2015
Tax expense at federal statutory rate (1)	$(236,148)	$(1,577,789)	$(183,085)
Statutory depletion carryforward	(67,801)	(35,034)	(71,292)
Change in valuation allowance	289,456	848,964	-
Effect of rate change	-	64,585	12,221
Permanent differences	14,497	31,904	44,657
Other	(4)	6,500	-
Total income tax benefit	$-	$(660,870)	$(197,499)
Effective income tax rate	-	(14%)	(37%)

(1)	The federal statutory rate was 34% for fiscal years ending March 31, 2017, 2016 and 2015.

For the years ended March 31, 2017, 2016 and 2015, the Company did not have any uncertain tax positions.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2017	2016	2015
Unrecognized tax benefits at beginning of period	$679,000	$679,000	$679,000
Additions based on tax positions related to the current year	66,000	-	-
Changes to tax positions of prior years	-	-	-
Settlements	-	-	-
Expirations	-	-	-
Unrecognized tax benefits at end of period	$745,000	$679,000	$679,000

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

Based on the material write-downs of the carrying value of our oil and natural gas properties for the year ending March 31, 2016, we are in a net deferred tax asset position at year end. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending March 31, 2017. Such objective negative evidence limits the ability to consider other subjective positive evidence, such as our projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

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

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the consolidated statements of operations under the caption “Gain (loss) on derivative instruments.” The following summarizes the gain on derivative instruments included in the consolidated statements of operations for the years ended March 31, 2017, 2016 and 2015:

	2017	2016	2015
Unrealized loss on open non-hedge derivative instruments	$-	$-	$-
Gain on settlement of non-hedge derivative instruments	-	-	102,069
Total gain on derivative instruments	$-	$-	$102,069

As of March 31, 2017 the Company does not have any open crude oil derivative positions with respect to future production.

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

In fiscal 2017, one customer accounted for 19% of the total oil and gas revenues and 15% of the total oil and gas accounts receivable. In fiscal 2016, one customer accounted for 18% of the total oil and gas revenues and 14% of the total oil and gas accounts receivable and another customer accounted for 14% of the total oil and gas revenues and 18% of the total oil and gas accounts receivable. In fiscal 2015, one customer accounted for 17% of the total oil and gas revenues and 19% of the total oil and gas accounts receivable.

9. Oil and Gas Costs

The costs related to the Company’s oil and gas activities were incurred as follows for the year ended March 31:

	2017	2016	2015
Property acquisition costs:
Proved	$-	$-	$3,108,040
Unproved	-	-	-
Exploration	-	-	15,472
Development	731,400	1,112,733	1,746,582
Capitalized asset retirement obligations	8,753	5,844	274,148
Total costs incurred for oil and gas properties	$740,153	$1,118,577	$5,144,242

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2017	2016	2015
Proved oil and gas properties	$37,640,096	$40,365,197	$40,489,453
Unproved oil and gas properties:
subject to amortization	-	-	73,990
not subject to amortization	-	-	-
	37,640,096	40,365,197	40,563,443
Less accumulated DD&A	25,479,335	24,306,770	19,752,994
	$12,160,761	$16,058,427	$20,810,449

DD&A amounted to $12.47, $14.68 and $14.91 per BOE of production for the years ended March 31, 2017, 2016 and 2015, respectively.

10. Loss Per Common Share

Due to a net loss for the years ended March 31, 2017, 2016 and 2015, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the periods ended March 31:

	2017	2016	2015
Net loss	$(694,553)	$(3,979,685)	$(340,986)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,037,266	2,037,266	2,038,250
Effect of the assumed exercise of dilutive stock options	-	-	-
Weighted avg. common shares outstanding – dilutive	2,037,266	2,037,266	2,038,250

Loss per common share:
Basic	$(0.34)	$(1.95)	$(0.17)
Diluted	$(0.34)	$(1.95)	$(0.17)

11. Stockholders’ Equity

In September 2016, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. There were no shares of common stock repurchased for the treasury account during fiscal 2017 and 2016. During the fiscal year ended March 31, 2015, the Company repurchased 1,000 shares for the treasury at an aggregate cost of $5,009.

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

According to the Company’s employee stock incentive plan, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under the plan. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2017, 2016 and 2015.

The Company recognized compensation expense of $52,864, $116,953 and $153,386 in general and administrative expense in the Consolidated Statements of Operations for fiscal 2017, 2016 and 2015, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2017 totals $25,420, which is expected to be recognized over a weighted average of 1.04 years.

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

During the years ended March 31, 2017 and 2016, no stock options were granted. During the year ended March 31, 2015, the Compensation Committee of the Board of Directors approved and the Company granted 40,000 stock options to officers and employees of the Company exercisable at $7.00 per share. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2017, 2016 and 2015. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2017	2016	2015
Grant-date fair value	-	-	$5.59
Volatility factor	-	-	76.23%
Dividend yield	-	-	-
Risk-free interest rate	-	-	2.52%
Expected term (in years)	-	-	10

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2017, 3,000 vested stock options expired because there were not exercised prior to the end of their ten-year term and 1,000 unvested stock options were forfeited due to the resignation of an employee. There were no stock options forfeited or expired during the years ended March 31, 2016 and 2015.

The following table is a summary of activity of stock options for the year ended March 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2014	113,600	$6.35	7.66	$154,062
Granted	40,000	7.00
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2015	153,600	$6.52	7.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2016	153,600	$6.52	6.36	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	(4,000)	5.98
Outstanding at March 31, 2017	149,600	$6.54	5.34	$-
Vested at March 31, 2017	121,850	$6.50	4.97	$-
Exercisable at March 31, 2017	121,850	$6.50	4.97	$-

Other information pertaining to option activity was as follows during the year ended March 31:

	2017	2016	2015
Weighted average grant-date fair value of stock options granted (per share)	$-	$-	$5.59
Total fair value of options vested	$92,713	$154,338	$150,063
Total intrinsic value of options exercised	$-	$-	$-

The following table summarizes information about options outstanding at March 31, 2017:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$ 5.98 – 6.25	41,000	$6.00
6.26 – 6.50	28,600	6.29
6.51 – 6.80	40,000	6.80
6.81 – 7.00	40,000	7.00
$ 5.98 – 7.00	149,600	$6.54	5.34	$-

Outstanding options at March 31, 2017 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

13. Related Party Transactions

Related party transactions for the fiscal year ended March 31, 2017 relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2017, 2016 and 2015 were $35,263, $92,723 and $125,209, respectively.

14. Lease Commitments

The Company leases its principal office space. On April 1, 2013, the Company agreed to a three year lease, with an option to renew for an additional two years. On April 1, 2014, the Company agreed to a three year lease for an additional office space. In February 2016, the Company exercised its option to renew the 2013 lease. The 2014 lease expired on April 1, 2017. The following table summarizes future payments the Company is obligated to make based on the lease commitments in place as of March 31, 2017:

Commitment Amount (1)
Fiscal Year 2018	$19,020

(1)	The total commitment for the remainder of the leases is $28,260 which includes $9,240 billed to and reimbursed by the Company’s principal shareholder for his portion of the shared office space.

Lease expense for fiscal years ended March 31, 2017, 2016 and 2015 was $23,440, $23,438 and $23,442, respectively.

15. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC. The estimates as of March 31, 2017, 2016, and 2015 are based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants. Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change.

Proved reserves are estimated quantities of oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

The Company’s total estimated proved reserves at March 31, 2017 were approximately 3.238 MBOE of which 66% was oil and natural gas liquids and 34% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2014	502,000	6,259,000
Revision of previous estimates	(90,000)	(665,000)
Purchase of minerals in place	43,000	795,000
Extensions and discoveries	235,000	269,000
Sales of minerals in place	-	-
Production	(30,000)	(369,000)
As of March 31, 2015	660,000	6,289,000
Revision of previous estimates	(13,000)	(736,000)
Purchase of minerals in place	-	-
Extensions and discoveries	479,000	665,000
Sales of minerals in place	(3,000)	(9,000)
Production	(39,000)	(408,000)
As of March 31, 2016	1,084,000	5,801,000
Revision of previous estimates	205,000	946,000
Purchase of minerals in place	-	-
Extensions and discoveries	962,000	1,380,000
Sales of minerals in place	(92,000)	(1,090,000)
Production	(35,000)	(356,000)
As of March 31, 2017	2,124,000	6,681,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The upward revision of oil and natural gas is primarily the result of pricing and successful development in the Delaware and Midland Basins. Reserves written off due to the five year limitation are primarily in the Cotton Valley Sand field in Limestone and Freestone Counties, Texas which are on leases held by production and are still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2017, 2016 and 2015:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2014	294,620	4,081,470
As of March 31, 2015	283,670	4,584,790
As of March 31, 2016	350,180	4,406,060
As of March 31, 2017	399,880	4,107,950

Proved Undeveloped Reserves:
As of April 1, 2014	206,930	2,177,810
As of March 31, 2015	376,070	1,703,790
As of March 31, 2016	734,170	1,395,220
As of March 31, 2017	1,724,420	2,572,960

At March 31, 2017, the Company reported estimated PUDs of 2,153 MBOE, which accounted for 67% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 72 new wells (1,655 MBOE), 6 of which the Company operates with reserves of 1,234 MBOE. Four of the wells the Company operates (202 MBOE), will be drilled on existing acreage in the Goldsmith field where the Company currently operates 3 wells. The Company projects these 4 operated wells will be drilled in fiscal 2019. The remaining 2 wells the Company operates are in the Midland Basin on acreage held by production. We project these 2 wells to be drilled in 2020.

Regarding the remaining 66 PUD locations operated by others (421 BOE), 3 wells are currently being drilled with plans for 22 wells to follow in 2018, 20 wells in 2019, 19 wells in 2020 and 2 wells in 2021. The cost of these projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through non-core asset sales and/or sales of our common stock.

As of March 31, 2017, 2016 and 2015 reserves were computed using the 12-month unweighted average of the first-day-of-the-month prices, in accordance with current SEC rules.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2017.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(BOE)	Development Costs
PUDs, beginning of year	966,707	$9,617,160
Revision of previous estimates	122,762	1,467,427
Sales of reserves	(82,318)	(228,586)
Conversions to PD reserves	(13,515)	(284,067)
Additional PUDs added	1,159,612	18,237,296
PUDs, end of year	2,153,248	$28,809,230

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2017, 2016 and 2015 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2022 are $28,809,230.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2017 were $43.88 per bbl of oil and $2.561 per mcf of natural gas. The average prices used for fiscal 2016 were $41.76 per bbl of oil and $1.998 per mcf of natural gas. The average prices used for fiscal 2015 were $74.84 per bbl of oil and $3.595 per mcf of natural gas.

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

The standardized measure of discounted future cash flows at March 31, 2017, 2016 and 2015, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2017	2016	2015
Future cash inflows	$110,778,000	$57,318,000	$72,238,000
Future production costs and taxes	(27,267,000)	(14,571,000)	(19,569,000)
Future development costs	(28,809,000)	(9,617,000)	(6,617,000)
Future income taxes	(13,386,000)	(4,569,000)	(9,254,000)
Future net cash flows	41,316,000	28,561,000	36,798,000
Annual 10% discount for estimated timing of cash flows	(22,233,000)	(14,663,000)	(17,860,000)
Standardized measure of discounted future net cash flows	$19,083,000	$13,898,000	$18,938,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2017	2016	2015
Sales of oil and gas produced, net of production costs	$(1,459,000)	$(1,240,000)	$(2,036,000)
Net changes in price and production costs	1,849,000	(12,510,000)	(4,066,000)
Changes in previously estimated development costs	970,000	3,701,000	2,627,000
Revisions of quantity estimates	(404,000)	(602,000)	(3,718,000)
Net change due to purchases and sales of minerals in place	(2,380,000)	(105,000)	2,777,000
Extensions and discoveries, less related costs	6,994,000	5,174,000	4,607,000
Net change in income taxes	(3,959,000)	2,539,000	654,000
Accretion of discount	1,612,000	2,370,000	2,474,000
Changes in timing of estimated cash flows and other	1,962,000	(4,367,000)	(3,710,000)
Changes in standardized measure	5,185,000	(5,040,000)	(391,000)
Standardized measure, beginning of year	13,898,000	18,938,000	19,329,000
Standardized measure, end of year	$19,083,000	$13,898,000	$18,938,000

16. Selected Quarterly Financial Data (Unaudited)

	FISCAL 2017
	4th QTR	3rd QTR	2nd QTR	1st QTR
Operating revenue	$684,204	$590,134	$580,842	$670,183
Operating income (loss)	25,237	(127,366)	(188,338)	(252,185)
Net loss	(3,454)	(159,741)	(237,902)	(293,456)
Net loss income per share – basic	-	(0.08)	(0.12)	(0.14)
Net loss income per share – diluted	-	(0.08)	(0.12)	(0.14)

	FISCAL 2016
	4th QTR	3rd QTR	2nd QTR	1st QTR
Operating revenue	$445,484	$544,870	$728,829	$702,609
Operating loss	(390,005)	(2,549,990)	(1,094,279)	(435,481)
Net loss	(433,476)	(2,445,536)	(776,307)	(324,366)
Net loss income per share – basic	(0.21)	(1.20)	(0.38)	(0.16)
Net loss income per share – diluted	(0.21)	(1.20)	(0.38)	(0.16)

17. Subsequent Events

In the first quarter of fiscal 2018, the Company sold for a total consideration of $460,461 leasehold interests in 137.01 net acres in the Scoop-Stack areas of Canadian and Grady Counties, Oklahoma. Of the total proceeds, $410,000 was applied to reduce bank indebtedness.

In May 2017, we participated in the drilling of 2 horizontal wells in the Delaware Basin of Lea County, New Mexico at a cost of $165,600. Mexco’s working interest in these wells is .6%.

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.3	First Amendment to Loan Agreement dated December 28, 2009 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.4	Second Amendment to Loan Agreement dated March 1, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.5	Third Amendment to Loan Agreement dated September 30, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.6	Fourth Amendment to Loan Agreement dated October 22, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.7	Fifth Amendment to Loan Agreement dated December 28, 2011 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.8	Sixth Amendment to Loan Agreement dated October 22, 2012 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

39

10.9	Seventh Amendment to Loan Agreement dated October 25, 2013 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.10	Eighth Amendment to Loan Agreement dated September 10, 2014 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.11	Ninth Amendment to Loan Agreement dated February 13, 2015 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.12	Tenth Amendment to Loan Agreement dated March 31, 2016 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated June 23, 2017, and incorporated herein by reference.

10.13	Eleventh Amendment to Loan Agreement dated March 8, 2017 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Joe C. Neal & Associates, Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Joe C. Neal & Associates, Independent Petroleum Engineer

40