Form 10-Q
period 2017-06-30
MEXCO ENERGY CORP
filed 2017-08-09
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 9, 2017 was 2,037,266.

MEXCO ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$121,199	$73,451
Accounts receivable:
Oil and gas sales	328,049	381,414
Trade	36,111	13,744
Prepaid costs and expenses	34,682	36,325
Total current assets	520,041	504,934

Property and equipment, at cost
Oil and gas properties, using the full cost method	37,373,261	37,640,096
Other, net	107,484	107,484
Accumulated depreciation, depletion and amortization	(25,883,864)	(25,572,606)
Property and equipment, net	11,596,881	12,174,974

Other noncurrent assets	27,892	28,157
Total assets	$12,144,814	$12,708,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current lia bilities
Accounts payable and accrued expenses	$280,400	$137,259
Total current liabilities	280,400	137,259

Long-term debt	2,475,500	2,900,000
Asset retirement obligations	973,419	968,484
Total liabilities	3,729,319	4,005,743

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 shares issued and 2,037,266 shares outstanding as of June 30, 2017 and March 31, 2017	1,052,133	1,052,133
Additional paid-in capital	7,253,573	7,244,848
Retained earnings	455,790	751,342
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,415,495	8,702,322
Total liabilities and stockholders’ equity	$12,144,814	$12,708,065

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2017	2016

Operating revenues:
Oil and gas	$651,442	$536,403
Other	16,242	133,780
Total operating revenues	667,684	670,183

Operating expenses:
Production	309,863	260,944
Accretion of asset retirement obligations	8,249	8,796
Depreciation, depletion and amortization	311,258	308,382
General and administrative	306,659	344,246
Total operating expenses	936,029	922,368

Operating loss	(268,345)	(252,185)

Other income (expense):
Interest income	9	163
Interest expense	(27,216)	(41,434)
Net other expense	(27,207)	(41,271)

Loss before provision for income taxes	(295,552)	(293,456)

Income tax benefit:
Current	-	-
Deferred	-	-
	-	-

Net loss	$(295,552)	$(293,456)

Loss per common share:
Basic and diluted	$(0.15)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	2,037,266	2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2017	$1,052,133	$(346,001)	$7,244,848	$751,342	$8,702,322
Net loss	-	-	-	(295,552)	(295,552)
Stock based compensation	-	-	8,725	-	8,725
Balance at June 30, 2017	$1,052,133	$(346,001)	$7,253,573	$455,790	$8,415,495

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2017		2,104,266
Issued		-
Balance at June 30, 2017		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2017		(67,000)
Acquisitions		-
Balance at June 30, 2017		(67,000)

Common stock shares, outstanding at June 30, 2017		2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(295,552)	$(293,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	8,725	18,601
Depreciation, depletion and amortization	311,258	308,382
Accretion of asset retirement obligations	8,249	8,796
Settlement of asset retirement obligations	(169)	(88,168)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	30,998	(228,803)
Decrease in prepaid expenses	1,643	23,200
Increase in accounts payable and accrued expenses	146,697	227,205
Settlement of asset retirement obligations	(169)	(88,168)
Net cash provided by (used in) operating activities	211,849	(24,243)

Cash flows from investing activities:
Additions to oil and gas properties	(200,062)	(48,561)
Drilling refund	-	75,808
Proceeds from sale of oil and gas properties and equipment	460,461	60,212
Net cash provided by investing activities	260,399	87,459

Cash flows from financing activities:
Reduction of long-term debt	(424,500)	(60,000)
Net cash used in financing activities	(424,500)	(60,000)

Net increase in cash and cash equivalents	47,748	3,216

Cash and cash equivalents at beginning of period	73,451	34,013

Cash and cash equivalents at end of period	$121,199	$37,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,104	$42,151
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Asset retirement obligations	$1,943	$78,006

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2017, and the results of its operations and cash flows for the interim periods ended June 30, 2017 and 2016. The consolidated financial statements as of June 30, 2017 and for the three month periods ended June 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of March 31, 2017 was derived from the audited balance sheet filed in the Company’s 2017 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

Reclassifications. Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously reported results of operations, retained earnings or net cash flows.

3. Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. The fair value of a liability for an ARO is recorded in the period in which it is initially incurred, discounted to its present value using the credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

The following table provides a rollforward of the AROs for the first three months of fiscal 2018:

Carrying amount of asset retirement obligations as of April 1, 2017	$978,484
Liabilities incurred	1,943
Liabilities settled	(5,257)
Accretion expense	8,249
Carrying amount of asset retirement obligations as of June 30, 2017	983,419
Less: Current portion	10,000
Non-Current asset retirement obligation	$973,419

4. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”)(“Bank”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the Bank’s discretion. The borrowing base was evaluated on July 31, 2017 and set at $2,525,500. The borrowing base also resets to the extent the Company sells or otherwise disposes of any of its oil and gas properties as the Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base unless prior approval by Bank states otherwise. As of June 30, 2017, the borrowing base was set at $2,525,500.

The Agreement was renewed eleven times with the eleventh amendment effective as of March 8, 2017 with a maturity date of November 30, 2020. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 4.22% on June 30, 2017. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this facility at June 30, 2017. No principal payments are anticipated to be required through November 30, 2020. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $650,000 for each trailing four fiscal quarters and minimum interest coverage ratio (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of June 30, 2017 and believes it will remain in compliance for the next fiscal year.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of June 30, 2017, one letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of June 30, 2017 was $2,475,500. The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2017:

Principal
Balance at April 1, 2017:	$2,900,000
Borrowings	-
Repayments	(424,500)
Balance at June 30, 2017:	$2,475,500

5. Income Taxes

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of June 30, 2017. Our deferred tax asset is $1,253,526 as of June 30, 2017 with a valuation amount of $1,253,526. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

6. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2017 and 2016 were $8,832 and $5,803, respectively.

7. Loss Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net loss per share for the three month periods ended June 30, 2017 and 2016.

	2017	2016
Net loss	$(295,552)	$(293,456)

Shares outstanding:
Weighted average common shares outstanding – basic	2,037,266	2,037,266
Effect of the assumed exercise of dilutive stock options	-	-
Weighted average common shares outstanding – dilutive	2,037,266	2,037,266

Loss per common share:
Basic and diluted	$(0.15)	$(0.14)

Due to a net loss for the three months ended June 30, 2017 and 2016, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

8. Subsequent Events

The Company completed a review and analysis of all events that occurred after the consolidated balance sheet date to determine if any such events must be reported and has determined that there are no subsequent events to be disclosed.

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

While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. All forward-looking statements in the Form 10-Q are qualified in their entirety by the cautionary statement contained in this section. We do not undertake to update, revise or correct any of the forward-looking information. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

Liquidity and Capital Resources. Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We pledge our producing oil and gas properties to secure our credit facility. We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

Due to depressed commodity price environment, we are applying financial discipline to all aspects of our business. In order to meet obligations, we have been selling and may continue to sell non-core assets.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalties and working interests, and non-operated properties in areas with significant development potential.

For the first three months of fiscal 2018, cash flow from operations was $211,849, a 974% increase when compared to the corresponding period of fiscal 2017. Cash of $460,461 was received from the sale of oil and gas properties, cash of $424,500 was used to reduce the line of credit and cash of $200,062 was used for addition to oil and gas properties. Accordingly, net cash increased $47,748.

At June 30, 2017, we had working capital of $239,641 compared to working capital of $367,675 at March 31, 2017, a decrease of $128,034 for the reasons set forth below.

Oil and Natural Gas Property Developments and Transactions

During fiscal 2017, Mexco participated with various percentage interests in seventeen horizontal wells in the Delaware Basin, a sub basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs of $711,900 as of March 31, 2017.

During the first quarter of fiscal 2018, the tenth and eleventh of these seventeen wells were completed flowing at an average rate of 879 barrels of oil; 2,175 barrels of water; and, 1,087,000 cubic feet of gas per day, or 1,060 barrels of oil equivalent per day, with an average flowing tubing pressure of 850 pounds per square inch, on 48/64 inch chokes. Mexco’s working interests in these wells range from .26% to .6%.

Of the remaining six of these seventeen wells, 2 wells began producing in April 2017 flowing at an average rate of 234 barrels of oil; 282 barrels of water; and, 290,000 cubic feet of gas per day, or 282 barrels of oil equivalent per day. Mexco’s working interests in these two wells is .18%. Two more wells began producing in June 2017 flowing at an average rate of 788 barrels of oil; 2,357 barrels of water; and, 812,000 cubic feet of gas per day, or 923 barrels of oil equivalent per day, with an average flowing tubing pressure of 1,025 pounds per square inch, on 25/64 inch chokes. Mexco’s working interests in these two wells is .82%. The final two wells are still undergoing completion operations.

In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently expects to participate in the drilling and completion of approximately 30 horizontal wells at an estimated aggregate cost of approximately $1,100,000 for the fiscal year ended March 31, 2018, of which approximately $230,000 has been expended to date. The operators of these wells include Apache Corporation, Bold Energy III, LLC, Concho Resources, Inc., Mewbourne Oil Company, XTO Energy, Inc. and others.

During the first quarter of fiscal 2018, the Company sold for a total consideration of $460,461, leasehold interests in 137 net acres in the Scoop-Stack areas of Canadian and Grady Counties, Oklahoma. The first of these transactions in which the Company retained its interests in the existing producing wellbores on the acreage was in the amount of $336,730. The second transaction in the amount of $123,731 included the producing wellbores as well as the acreage. Of these proceeds, $410,000 was applied to reduce bank indebtedness and the balance of $50,461 was applied to working capital of the Company.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and sales of non-core properties.

Crude oil and natural gas prices have remained significantly depressed during the last year. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $36.00 per bbl in August 2016 to a high of $50.75 per bbl in December 2016 and February 2017. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.08 per MMBtu in November 2016 to a high of $3.80 per MMBtu in December 2016. On June 30, 2017 the WTI posted price for crude oil was $42.50 per bbl and the Henry Hub spot price for natural gas was $2.98 per MMBtu.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2017:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$2,475,500	$-	$2,475,500	$-
Leases (2)	$14,265	$14,265	$-	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $104,466 less than 1 year and $252,460 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. In February 2016, the option to renew the 2013 lease for two years was exercised. The 2014 lease expired on April 1, 2017. The total obligation for the remainder of the 2013 lease is $21,195 which includes $6,930 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016. For the quarter ended June 30, 2017, there was a net loss of $295,552, compared to a net loss of $293,456 for the quarter ended June 30, 2016. This was a result of an increase in operating expenses and a decrease in other operating revenues partially offset by an increase in oil and gas revenues and a decrease in interest expense.

Oil and gas sales. Revenue from oil and gas sales was $651,442 for the quarter ended June 30, 2017, a 21% increase from $536,403 for the quarter ended June 30, 2016. This primarily resulted from an increase in oil and gas prices. Also such oil and gas sales were decreased by approximately $36,000 due to the disposition of 8 non-core producing operated wells located in Pecos County, Texas.

	2017	2016	% Difference
Oil:
Revenue	$423,415	$387,014	9.4%
Volume (bbls)	9,499	9,421	.8%
Average Price (per bbl)	$44.57	$41.08	8.5%

Gas:
Revenue	$228,027	$149,389	52.6%
Volume (mcf)	89,896	89,170	.8%
Average Price (per mcf)	$2.54	$1.68	51.2%

Other operating revenue. Other operating revenue was $16,242 for the quarter ended June 30, 2017 compared to $133,780 for the quarter ended June 30, 2016 primarily due to the settlement of a lawsuit for underpayment of royalties paid last year from Chesapeake Energy Corporation and Total E&P USA in the aggregate amount of $123,394.

Production and exploration. Production costs were $309,863 for the three months ended June 30, 2017, a 19% increase from $260,944 for the three months ended June 30, 2016. This increase is primarily the result of XTO Energy, Inc. incorrectly providing us a refund for marketing and transportation fees of approximately $67,000 which is being reversed via netting over the next 8-10 months.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $311,258 for the first quarter of fiscal 2018, a 1% increase from $308,382 for the first quarter of fiscal 2017, primarily due to an increase in oil and gas production and future development costs partially offset by an increase in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $306,659 for the three months ended June 30, 2017, an 11% decrease from $344,246 for the three months ended June 30, 2016. This was primarily due to a decrease in engineering services, stock option compensation, legal fees and insurance expenses partially offset by an increase in accounting fees.

Interest expense. Interest expense was $27,216 for the first quarter of fiscal 2018, a decrease of 34% from $41,434 for the first quarter of fiscal 2017 due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the three months ended June 30, 2017 and for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 and June 30, 2016 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At June 30, 2017, we had an outstanding loan balance of $2,475,500 under our revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $24,755, based on the outstanding balance at June 30, 2017.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2017, our largest credit risk associated with any single purchaser was $79,084 or 24% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At June 30, 2017, our largest credit risk associated with any working interest partner was $5,727 or 16% of our total trade receivables. We have not experienced any significant credit losses.

Energy Price Risk. Our most significant market risk is the pricing for crude oil and natural gas. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2017, our pretax loss would have increased or decreased by $94,990. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2017, our pretax loss would have increased or decreased by $89,896.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A.Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 9, 2017	/s/Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2017	/s/Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary