Form 10-Q
period 2017-09-30
MEXCO ENERGY CORP
filed 2017-11-14
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 1-31785

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 10, 2017 was 2,037,266.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$55,888	$73,451
Accounts receivable:
Oil and gas sales	314,760	381,414
Trade	17,407	13,744
Prepaid costs and expenses	36,463	36,325
Total current assets	424,518	504,934

Property and equipment, at cost
Oil and gas properties, using the full cost method	37,599,713	37,640,096
Other, net	107,484	107,484
Accumulated depreciation, depletion and amortization	(26,169,371)	(25,572,606)
Property and equipment, net	11,537,826	12,174,974

Other noncurrent assets	28,886	28,157
Total assets	$11,991,230	$12,708,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$366,554	$137,259
Total current liabilities	366,554	137,259

Long-term debt	2,468,000	2,900,000
Asset retirement obligations	925,301	968,484
Total liabilities	3,759,855	4,005,743

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 shares issued and 2,037,266 shares outstanding as of September 30, 2017 and March 31, 2017	1,052,133	1,052,133
Additional paid-in capital	7,258,623	7,244,848
Retained earnings	266,620	751,342
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,231,375	8,702,322
Total liabilities and stockholders’ equity	$11,991,230	$12,708,065

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2017	2016	2017	2016
Operating revenue:
Oil and gas	$610,451	$546,164	$1,261,893	$1,082,567
Other	8,637	34,678	24,879	168,458
Total operating revenues	619,088	580,842	1,286,772	1,251,025

Operating expenses:
Production	254,842	226,548	564,705	487,492
Accretion of asset retirement obligations	8,308	8,895	16,557	17,691
Depreciation, depletion, and amortization	285,507	297,370	596,765	605,752
General and administrative	232,869	236,367	539,528	580,613
Total operating expenses	781,526	769,180	1,717,555	1,691,548

Operating loss	(162,438)	(188,338)	(430,783)	(440,523)

Other income (expenses):
Interest income	2	9	11	172
Interest expense	(26,734)	(49,573)	(53,950)	(91,007)
Net other expense	(26,732)	(49,564)	(53,939)	(90,835)

Loss before income taxes	(189,170)	(237,902)	(484,722)	(531,358)

Income tax benefit:
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-

Net loss	$(189,170)	$(237,902)	$(484,722)	$(531,358)

Loss per common share:
Basic and diluted	$(0.09)	$(0.12)	$(0.24)	$(0.26)

Weighted average common shares outstanding:
Basic and diluted	2,037,266	2,037,266	2,037,266	2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2017	$1,052,133	$(346,001)	$7,244,848	$751,342	$8,702,322
Net loss	-	-	-	(484,722)	(484,722)
Stock based compensation	-	-	13,775	-	13,775
Balance at September 30, 2017	$1,052,133	$(346,001)	$7,258,623	$266,620	$8,231,375

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2017		2,104,266
Issued		-
Balance at September 30, 2017		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2017		(67,000)
Acquisitions		-
Balance at September 30, 2017		(67,000)

Common stock shares, outstanding at September 30, 2017		2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(484,722)	$(531,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	13,775	31,686
Depreciation, depletion and amortization	596,765	605,752
Accretion of asset retirement obligations	16,557	17,691
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	62,991	(103,613)
(Increase) decrease in prepaid expenses	(139)	26,312
Increase in noncurrent assets	-	(25,219)
Increase in accounts payable and accrued expenses	127,737	119,046
Settlement of asset retirement obligations	(6,529)	(89,272)
Net cash provided by operating activities	326,435	51,025

Cash flows from investing activities:
Additions to oil and gas properties	(481,005)	(268,077)
Drilling refund	19,500	75,808
Proceeds from sale of oil and gas properties and equipment	549,507	193,846
Net cash provided by (used in) investing activities	88,002	1,577

Cash flows from financing activities:
Reduction of long-term debt	(432,000)	(60,000)
Net cash used in financing activities	(432,000)	(60,000)

Net decrease in cash and cash equivalents	(17,563)	(7,398)

Cash and cash equivalents at beginning of period	73,451	34,013

Cash and cash equivalents at end of period	$55,888	$26,615

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,884	$89,627

Non-cash investing and financing activities:
Asset retirement obligations	$4,167	$3,614

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2017, and the results of its operations and cash flows for the interim periods ended September 30, 2017 and 2016. The consolidated financial statements as of September 30, 2017 and for the three and six month periods ended September 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of March 31, 2017 was derived from the audited balance sheet filed in the Company’s 2017 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2018:

Carrying amount of asset retirement obligations as of April 1, 2017	$978,484
Liabilities incurred	4,167
Liabilities settled	(63,907)
Accretion expense	16,557
Carrying amount of asset retirement obligations as of September 30, 2017	935,301
Less: Current portion	10,000
Non-Current asset retirement obligation	$925,301

4. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the Bank’s discretion. The borrowing base was evaluated on July 31, 2017 and set at $2,525,500. The borrowing base also resets to the extent the Company sells or otherwise disposes of any of its oil and gas properties as the Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base unless prior approval by Bank states otherwise. As of September 30, 2017, the borrowing base was set at $2,518,000.

The Agreement was renewed eleven times with the eleventh amendment effective as of March 8, 2017 with a maturity date of November 30, 2020. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 4.24% on September 30, 2017. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this line of credit at September 30, 2017. No principal payments are anticipated to be required through November 30, 2020. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $650,000 for each trailing four fiscal quarters and minimum interest coverage ratio (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of September 30, 2017 and believes it will remain in compliance for the next fiscal year.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credit. As of September 30, 2017, one letter of credit for $50,000, in lieu of plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of September 30, 2017 was $2,468,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2017:

Principal
Balance at April 1, 2017:	$2,900,000
Borrowings	-
Repayments	(432,000)
Balance at September 30, 2017:	$2,468,000

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of September 30, 2017. Our deferred tax asset is $1,333,489 as of September 30, 2017 with a valuation amount of $1,333,489. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

6. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended September 30, 2017 and 2016 was $9,649 and $6,852, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2017 and 2016 was $18,481 and $12,495, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net loss per share for the three and six month periods ended September 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net loss	$(189,170)	$(237,902)	$(484,722)	$(531,358)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,037,266	2,037,266	2,037,266	2,037,266
Effect of assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. shares outstanding – dilutive	2,037,266	2,037,266	2,037,266	2,037,266

Loss per common share:
Basic and diluted	$(0.09)	$(0.12)	$(0.24)	$(0.26)

Due to a net loss for the for the three and six months ended September 30, 2017 and 2016, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Liquidity and Capital Resources. Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings, sales of non-core properties and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We pledge our producing oil and gas properties to secure our revolving line of credit. We do not have any delivery commitments to provide a fixed and determinable quantity of its oil and gas under any existing contract or agreement.

Due to depressed commodity price environment, we are applying financial discipline to all aspects of our business. In order to meet obligations, we may continue to sell non-core assets.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of minerals, royalties and working interests and non-operated properties in areas with significant development potential.

For the first six months of fiscal 2018, cash flow from operations was $326,435, a 540% increase when compared to the corresponding period of fiscal 2017. Cash of $549,507 was received from the sale of oil and gas properties, cash of $19,500 was refunded for a drilling prepayment, cash of $432,000 was used to reduce the line of credit, cash of $481,005 was used for additions to oil and gas properties and cash of $6,529 was used to settle asset retirement obligations. Accordingly, net cash decreased $17,563.

At September 30, 2017, we had working capital of $57,964 compared to working capital of $367,675 at March 31, 2017, a decrease of $309,711 for the reasons set forth below.

Oil and Natural Gas Property Developments and Transactions

During fiscal 2017, Mexco participated with various percentage interests in seventeen horizontal wells in the Delaware Basin, a sub basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs of $723,800 as of September 30, 2017.

During the second quarter of fiscal 2018, the last two of these seventeen wells were completed flowing at an average rate of 1,004 barrels of oil; 1,231 barrels of water; and, 1,363,000 cubic feet of gas per day, or 1,231 barrels of oil equivalent per day, with an average flowing tubing pressure of 768 pounds per square inch, on 48/64 inch chokes. Mexco’s working interests in these two wells is .18%.

In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently expects to participate in the drilling and completion of approximately 30 horizontal wells at an estimated aggregate cost of approximately $1,200,000 for the fiscal year ending March 31, 2018. The operators of these wells include Apache Corporation, Bold Energy III, LLC, Concho Resources, Inc., Mewbourne Oil Company, XTO Energy, Inc. and others.

As of September 30, 2017, fourteen of these horizontal wells are in various stages of drilling or completion operations and approximately $486,000 of these costs has been expended. These fourteen wells are also located in the Delaware Basin.

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

Crude oil and natural gas prices have remained significantly depressed during the last year. Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $39.00 per bbl in June 2017 to a high of $50.75 per bbl in February 2017. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.08 per MMBtu in November 2016 to a high of $3.80 per MMBtu in December 2016. On September 30, 2017 the WTI posted price for crude oil was $48.25 per bbl and the Henry Hub spot price for natural gas was $2.94 per MMBtu.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2017:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$2,468,000	$-	$-	$2,468,000
Leases (2)	$9,510	$9,510	$-	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $104,602 less than 1 year, $209,204 1-3 years and $17,433 over 3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013 and a second three year lease agreement effective April 1, 2014. In February 2016, the option to renew the 2013 lease for two years was exercised. The 2014 lease expired on April 1, 2017. The total obligation for the remainder of the 2013 lease is $14,130 which includes $4,620 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. There was a net loss of $189,170 for the quarter ended September 30, 2017 compared to a net loss of $237,902 for the quarter ended September 30, 2016. This was primarily a result of an increase in oil and gas revenues and a decrease in interest expense partially offset by a decrease in other operating revenue and an increase in operating expenses.

Oil and gas sales. Revenue from oil and gas sales was $610,451 for the second quarter of fiscal 2018, a 12% increase from $546,164 for the same period of fiscal 2017. This resulted from an increase in oil and gas prices partially offset by a decrease in oil and gas production for the three months ended September 30, 2017.

	2017	2016	% Difference
Oil:
Revenue	$382,006	$354,498	8.0%
Volume (bbls)	8,470	8,511	(0.5%)
Average Price (per bbl)	$45.10	$41.65	8.3%

Gas:
Revenue	$228,445	$191,666	19.2%
Volume (mcf)	84,120	89,924	(6.5%)
Average Price (per mcf)	$2.72	$2.13	27.7%

Other operating revenue. Other operating revenue was $8,637 for the three months ended September 30, 2017 compared to $34,678 for the three months ended September 30, 2016 primarily due to the three year note portion of the settlement of a lawsuit for underpayment of royalties paid last year from Chesapeake Energy Corporation and Total E&P USA in the amount of $25,219.

Production and exploration. Production costs were $254,842 for the second quarter of fiscal 2018, a 12% increase from $226,548 for the same period of fiscal 2017. This increase is primarily the result of an increase in lease operating expense for well repairs on non-operated properties and an increase in production taxes due to the increase in oil and gas sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $285,507 for the second quarter of fiscal 2018, a 4% decrease from $297,370 for the same period of fiscal 2017, primarily due to a decrease in oil and gas production and an increase in oil and gas reserves partially offset by an increase in future development costs.

General and administrative expenses. General and administrative expenses were $232,869 for the second quarter of fiscal 2018, a 1.5% decrease from $236,367 for the same period of fiscal 2017. This was primarily due to a decrease in legal fees, stock option compensation and insurance costs partially offset by an increase in accounting fees and salary expense.

Interest expense. Interest expense was $26,734 for the second quarter of fiscal 2018, a 46% decrease from $49,573 for the same period of fiscal 2017, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the three months ended September 30, 2017 and for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 and September 30, 2016 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016. For the six months ended September 30, 2017, there was a net loss of $484,722 compared to a net loss of $531,358 for the six months ended September 30, 2016. This was a result of an increase in operating revenues and a decrease in interest expense partially offset by an increase in total operating expenses.

Oil and gas sales. Revenue from oil and gas sales was $1,261,893 for the six months ended September 30, 2017, a 17% increase from $1,082,567 for the same period of fiscal 2017. This resulted from an increase in oil and gas prices and oil production partially offset by a decrease in gas production for the six months ended September 30, 2017.

	2017	2016	% Difference
Oil:
Revenue	$805,421	$741,512	8.6%
Volume (bbls)	17,969	17,932	-
Average Price (per bbl)	$44.82	$41.35	8.4%

Gas:
Revenue	$456,472	$341,055	33.8%
Volume (mcf)	174,016	179,094	(2.8%)
Average Price (per mcf)	$2.62	$1.90	37.9%

Other operating revenue. Other operating revenue was $24,879 for the six months ended September 30, 2017 compared to $168,458 for the six months ended September 30, 2016 primarily due to the settlement of a lawsuit for underpayment of royalties received last year from Chesapeake Energy Corporation and Total E&P USA in the amount of $148,614.

Production and exploration. Production costs were $564,705 for the six months ended September 30, 2017, a 16% increase from $487,492 for the six months ended September 30, 2016. This increase is primarily the result of XTO Energy, Inc. incorrectly providing us a refund for marketing and transportation fees of approximately $67,000 which is being reversed via netting over the next 8-10 months.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $596,765 for the six months ended September 30, 2017, a 1.5% decrease from $605,752 for the six months ended September 30, 2016, due to an increase in oil and gas reserves and a decrease in gas production partially offset by an increase in future development costs.

General and administrative expenses. General and administrative expenses were $539,528 for the six months ended September 30, 2017, a 7% decrease from $580,613 for the six months ended September 30, 2016. This was primarily due to a decrease in engineering and consulting services, insurance expenses and legal fees partially offset by an increase in accounting fees.

Interest expense. Interest expense was $53,950 for the six months ended September 30, 2017, a 41% decrease from $91,007 for the same period fiscal 2017 due to an increase in interest rate partially offset by a decrease in borrowings.

Income taxes. There was no income tax expense for the six months ended September 30, 2017 and for the six months ended September 30, 2016. The effective tax rate for the six months ended September 30, 2017 and September 30, 2016 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At September 30, 2017, we had an outstanding loan balance of $2,468,000 under our revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $24,680 based on the outstanding balance at September 30, 2017.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2017, our largest credit risk associated with any single purchaser was $111,802 or 36% of our total oil and gas receivables. We are also exposed to credit risk in the event of nonperformance from any of our working interest partners. At September 30, 2017, our largest credit risk associated with any working interest co-owner was $6,947 or 40% of our total trade receivable. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Our financial results are more sensitive to movements in oil prices than gas prices because most of our production is oil. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2018, our pretax loss would have changed by $179,690. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2018, our pretax loss would have changed by $179,016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 14, 2017	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 14, 2017	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary