Form 10-K
period 2018-03-31
MEXCO ENERGY CORP
filed 2018-06-27
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31785

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

415 W. Wall, Suite 475
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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2017 (the last business day of the Registrant’s most recently completed second quarter) was $3,827,675 based on Mexco Energy Corporation’s closing common stock price of $4.45 per share on that date as reported by the NYSE American.

There were 2,037,266 shares of the registrant’s common stock outstanding as of June 26, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be held on September 11, 2018, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2018, the end of the fiscal year covered by this report.

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

ITEM 1. BUSINESS

General

Mexco Energy Corporation, a Colorado corporation, is an independent oil and gas company engaged in the exploration, development and production of crude oil and natural gas properties located in the United States. Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980. At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company’s common stock.

Our total estimated proved reserves at March 31, 2018 were approximately 2.111 million barrels of oil equivalent (“MMBOE”) of which 57% was oil and natural gas liquids and 43% was natural gas, and our estimated present value of proved reserves was approximately $22 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below. During fiscal 2018, we added proved reserves of 142 thousand BOE (“MBOE”) through extensions and discoveries, subtracted 178 MBOE through sales of oil and gas properties and downward revisions of previous estimates of 1,003 MBOE. Such downward revisions are primarily the result of the restructuring of our plans for development of a non-producing leasehold interest in Martin County, Texas located in the Eastern Permian Basin due to market conditions partially offset by pricing and successful development in the Delaware and Midland Basins.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2019.

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

From 1983 to 2018, Mexco Energy Corporation made approximately 80 acquisitions of producing oil and gas properties including royalties, overriding royalties, minerals and working interests both operated and non-operated plus the following most significant and recent acquisitions:

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

Non-Operated working interests, purchase price $525,000 for 12.5% (approximately 10% net revenue interest). The purchase included eight wells producing oil on 20-acre spacing at approximately 3,600 foot depth on 190 acres in Pecos County, TX.

Royalty and mineral interests, purchase price $1,000,000 covering approximately 1,800 wells in 27 counties of Texas. Of these oil and gas reserves, approximately 80% is natural gas and 20% oil.

Non-Operated working interests, purchase price $840,000 in 70 Natural gas producing wells located in 5 counties of Oklahoma.

Industry Environment and Outlook

The challenging commodity price environment continued in fiscal 2018. Commodity prices improved but continue to be volatile. In light of these challenges facing our industry and in response to the continued challenging environment, our primary business strategies for fiscal 2019 will continue to include: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) divesting of non-core assets, and (3) working to balance capital spending with cash flows to minimize borrowings, reduce debt and maintain ample liquidity.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2018 operating results and potential impact on fiscal 2019 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2018, oil constituted approximately 57% of our total proved reserves and approximately 68% of our revenues for fiscal 2018. Revenues from oil and gas royalty interests accounted for approximately 21% of our revenues for fiscal 2018.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Loving County, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 72% of our discounted future net cash flows from proved reserves and 64% of our net revenues.

The Delaware Basin properties, encompassing 31,604 gross acres, 528 net acres, 473 gross producing wells and 5 net wells account for approximately 37% of our discounted future net cash flows from proved reserves as of March 31, 2018. Of these discounted future net cash flows from proved reserves, approximately 11% are attributable to proven undeveloped reserves which will be developed through new drilling. For fiscal 2018, these properties accounted for 35% of our gross revenues and 44% of our net revenues.

The Midland Basin properties, encompassing 90,148 gross acres, 268 net acres, 650 gross producing wells and 3 net wells account for approximately 35% of our discounted future net cash flows from proved reserves as of March 31, 2018. Of these discounted future net cash flows from proved reserves, approximately 29% are attributable to proven undeveloped reserves which will be developed through new drilling. For fiscal 2018, these properties accounted for 18% of our gross revenues and 19% of our net revenues.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 26 gross wells and .13 net wells in Pecos County, Texas, account for approximately 2% of our discounted future net cash flows from proved reserves as of March 31, 2018. For fiscal 2018, these properties accounted for 2% of our gross revenues and 3% of our net revenues. All of these properties, except for one, are royalty interests. There is a potential for development of the horizontal Wolfcamp on these interests.

The Goldsmith North Field (San Andres formation) long-lived oil producing properties, encompassing 160 gross acres, 123 net acres, 3 gross wells in Ector County, Texas, account for 9% of our discounted future net cash flows from proved reserves as of March 31, 2018. Of these discounted future net cash flows from proved reserves, 8% are attributable to proven undeveloped reserves which will be developed through new drilling of 4 wells. For fiscal 2018, these properties consist of working interests and accounted for 4% of our gross revenues and 2.2% of our net revenues. There is potential for further development of this property by horizontal drilling.

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

We own partial interests in approximately 6,000 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia and North Dakota. We own interests in and operate 3 producing wells. We divested working interests in 2 producing wells located in Loving County, Texas in January 2018 (see Oil and Natural Gas Property Transactions under Item 7 of this report for further details). Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2018	34,743	318,774
2017	34,689	356,268
2016	38,930	407,939
2015	29,557	369,034
2014	27,186	361,652

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

Major Customers

We made sales that amounted to 10% or more of revenues as follows for the year ended March 31:

	2018	2017
Company A	37%	31%
Company B	8%	12%

Historically, the Company has not experienced significant credit losses on our oil and gas accounts and management is of the opinion that significant credit risk does not exist. Because a ready market exists for oil and gas production, we do not believe the loss of any individual customer would have a material adverse effect on our financial position or results of operations.

Environmental Regulation

General. Activities on the Company properties are subject to existing stringent and complex federal, state and local laws (including case law) and regulations governing health, safety, environmental quality and pollution control. Failure to comply with these laws, rules and regulations, however, may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Company properties.

Cleanup. Under certain environmental laws and regulations, the operators of the Company properties could be subject to strict, joint and several liability for the removal or remediation of property contamination, whether at a drill site or a waste disposal facility, even when the operators did not cause the contamination or their activities were in compliance with all applicable laws at the time the actions were taken. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, for example, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons for releases into the environment of a “hazardous substance.” Liable persons may include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who arranged for the disposal of a hazardous substance at a site. Under CERCLA and similar statutes, government authorities or private parties may take actions in response to threats to the public health or the environment or sue responsible persons for the associated costs. In the course of operations, the working interest owner and/or the operator of the Company properties may have generated and may generate materials that could trigger cleanup liabilities. In addition, the Company properties have produced oil and/or natural gas for many years, and previous operators may have disposed or released hydrocarbons, wastes or hazardous substances at the Company properties. The operator of the Company properties or the working interest owners may be responsible for all or part of the costs to clean up any such contamination. Although the Company is not the operator of such properties, its ownership of the properties could cause it to be responsible for all or part of such costs to the extent CERCLA or any similar statute imposes responsibility on such parties as “owners.”

Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other greenhouse gases (“GHGs”) endanger public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on those findings, the EPA adopted and implemented various regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Among other things, these covered reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations, and power plant performance standards that were intended to lead to the creation of additional state GHG control programs. In June 2013, moreover, President Obama unveiled a Presidential climate action plan designed to reduce emissions in the US of methane, carbon dioxide and other GHGs. In furtherance of that plan, the Obama Administration launched a number of initiatives, including a Strategy to Reduce Methane Emissions from the oil and natural gas industry. The Obama Administration’s goal was to reduce methane emissions from the oil and natural gas industry by 40-45% by 2025 as compared to 2012 levels. The EPA therefore issued regulations in 2016 that set additional standards for methane and volatile organic compound emissions from oil and natural gas production sources, including hydraulically fractured oil wells, and natural gas processing and transmission sources. As another prong of President Obama’s methane strategy, the Bureau of Land Management promulgated standards for reducing venting and flaring on public lands. The Trump Administration has tried to delay or revise a number of the Obama-era regulations; however, proponents of climate change regulations have been challenging those efforts in various courts with some success to date. The direction of future U.S. climate change regulation therefore is difficult to predict. Federal agencies may or may not continue developing regulations to reduce GHG emissions from the oil and gas industry. Even if federal efforts in this area slow, states may continue pursuing climate regulations.

Various state governments and regional organizations comprising state governments already have enacted legislation and promulgated rules restricting GHG emissions or promoting the use of renewable energy, and additional such measures are frequently under consideration. Although it is not possible at this time to estimate how potential future requirements addressing GHG emissions would impact operations on the Company properties and revenue, either directly or indirectly, any future federal, state or local laws or implementing regulations that may be adopted to address GHG emissions could require the operators of our properties to incur new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls, acquire allowances to authorize GHG emissions, pay taxes related to GHG emissions or administer a GHG emissions program. Regulation of GHGs could also result in a reduction in demand for and production of oil and natural gas. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, the Company properties may be adversely affected to a greater degree than previously experienced.

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2018. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2019.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2018.

Name	Age	Position
Nicholas C. Taylor	80	Chairman and Chief Executive Officer
Tamala L. McComic	49	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	73	Vice President and Secretary

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

Employees

As of March 31, 2018, we had three full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future. We also utilize the services of independent contractors to perform well drilling and production operations, including pumping, maintenance, inspection and testing.

Office Facilities

At March 31, 2018, our principal offices were located at 214 W. Texas Avenue, Suite 1101, Midland, Texas 79701. All of our leases for this location expired on April 1, 2018. As of May 15, 2018, our principal offices are located at 415 W. Wall, Suite 475, Midland, Texas 79701 and our telephone number is (432) 682-1119. On May 7, 2018, we agreed to a three year lease for our 4,160 square feet of office space. We believe our new facilities are adequate for our current operations and future needs.

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

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. We incurred impairment charges during fiscal 2016 and may incur additional impairment charges in the future, particularly if commodity prices decline, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. There were no ceiling test impairments on our oil and gas properties during fiscal 2018 and 2017.

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

Approximately 49% and 67% of our total estimated net proved reserves at March 31, 2018 and 2017, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2018, differentials averaged $0.69 per Bbl of oil and $0.03 per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

Our credit facility agreement requires us to comply with certain customary covenants including limitations on change of control, disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants. For example, our credit facility requires, among other things, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $650,000 for each trailing four fiscal quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. If we fail to meet any of these loan covenants, the lender under the credit facility could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

Certain U.S. federal income tax deductions currently available with respect to crude oil and natural gas exploration and development may be eliminated as a result of proposed legislation.

Legislation previously has been proposed that would, if enacted into law, make significant changes to U. S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to crude oil and natural gas exploration and production companies. These changes include, but are not limited to: (1) the repeal of the percentage depletion allowance for crude oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain U.S. domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this type of legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to crude oil and natural gas exploration and development, and any such change could have an adverse effect on our financial position, results of operations and cash flows.

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

As of March 31, 2018, our executive officers and directors beneficially owned approximately 51% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

The price of our common stock has been volatile and could continue to fluctuate substantially.

Mexco common stock is traded on the NYSE American. The market price of our common stock has and could continue to experience volatility due to reasons unrelated to our operating performance. These reasons include: supply and demand for natural gas and oil; political conditions in oil and natural gas producing regions; demand for our common stock and limited trading volume; investor perception of our industry; fluctuations in commodity prices; variations in our results of operations; legislative or regulatory changes; general trends in the oil and natural gas industry; market conditions and analysts’ estimates; and, other events in the oil and gas industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2018, we had interests in approximately 6,000 gross (25 net) oil and gas wells and owned leasehold mineral and royalty interests in approximately 564,000 gross (3,732 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2018 were $50.63 per bbl of oil and $43.88 in 2017, an increase of 15%, and $3.031 per mcf of natural gas and $2.561 in 2017, an increase of 18%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2018. The benchmark price of $49.94 per bbl of oil at March 31, 2018 versus $44.10 at March 31, 2017, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions. The benchmark price of $3.00 per mcf of natural gas at March 31, 2018 versus $2.74 at March 31, 2017, was adjusted by lease for BTU content, transportation fees and regional price differentials.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2018 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report. The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2017 was based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants, based in Midland, Texas.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC. As stated above, Mexco retained Hall and Associates to prepare estimates of our oil and gas reserves. Management works closely with this firm, and is responsible for providing accurate operating and technical data to it. Our Chief Financial Officer who has over 20 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Alan Neal, the technical person at Hall and Associates responsible for evaluating the proved reserves covered by this report. Mr. Neal is a member of the Society of Petroleum Engineers and has over 35 years of experience in the oil and gas industry. Our Chairman and Chief Executive Officer who has over 40 years of experience in the oil and gas industry also reviews the final reserves estimate.

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

PROVED RESERVES

	March 31,
	2018	2017
Oil (Bbls):
Proved developed – Producing	379,390	371,860
Proved developed – Non-producing	11,350	28,030
Proved undeveloped	805,980	1,724,420
Total	1,196,720	2,124,310

Natural gas (Mcf):
Proved developed – Producing	3,774,490	3,817,490
Proved developed – Non-producing	328,900	290,460
Proved undeveloped	1,383,120	2,572,960
Total	5,486,510	6,680,910

Total net proved reserves (BOE)	2,111,140	3,237,795

PV-10 Value (1)	$22,001,900	$25,265,700
Present value of future income tax discounted at 10%	(3,125,900)	(6,182,700)
Standardized measure of discounted future net cash flows (2)	$18,876,000	$19,083,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$3.031	$2.561
Oil (per Bbl)	$50.63	$43.88

(1)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

(2)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.

(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials and did not give effect to derivative transactions.

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2018, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

During the fiscal year ending March 31, 2018, we participated in the development of 16 wells converting reserves of approximately 70,500 BOE from proved undeveloped to proved developed – producing with capital cost of approximately $445,000.

Oil and gas prices significantly impact the calculation of the PV-10 and the standardized measure of discounted future net cash flows. The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company’s proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The 10% discount factor used to calculate present value, which is required by Accounting Standard Codification (“ASC”) 932, “Extractive Activities - Oil and Gas”, may not necessarily be the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2018		2017
	Gross	Net	Gross	Net
Development Wells
Productive - Horizontal	23	.10	17	.11
Productive - Vertical	2	.01	4	.02
Nonproductive - Vertical	-	-	-	-
Total	25	.11	21	.13

We have not participated in any exploratory wells during the years ended March 31, 2018 and 2017. The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us. The net numbers above represent Mexco’s working interest in the gross wells.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2018, we held an interest in approximately 6,000 gross (25 net) productive wells, including approximately 4,800 wells in which we held an overriding or royalty interest and 1,200 wells in which we held a working interest. Mexco operates 3 of its working interest producing wells.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2018:

	Developed Acres
	Gross	Net
Texas	345,700	1,727
Oklahoma	90,800	1,372
New Mexico	32,900	511
Louisiana	37,900	34
North Dakota	30,800	43
Kansas	9,700	24
Montana	7,800	5
Wyoming	3,800	5
Arkansas	1,000	5
Mississippi	1,600	3
Alabama	600	2
Colorado	1,100	.5
Virginia	100	.5
Total	563,800	3,734

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2018	2017
Oil (a):
Production (Bbls)	34,743	34,689
Revenue	$1,789,736	$1,517,606
Average Bbls per day (d)	95	95
Average sales price per Bbl	$51.51	$43.75
Gas (b):
Production (Mcf)	318,774	356,268
Revenue	$860,496	$819,616
Average Mcf per day (d)	873	976
Average sales price per Mcf	$2.70	$2.30
Production cost:
Production cost	$870,806	$717,757
Production and ad valorem taxes	$199,641	$160,701
Total BOE (c)	87,872	94,067
Production cost per BOE	$9.91	$7.63
Production cost per sales dollar	$0.33	$0.31
Total oil and gas revenue	$2,650,232	$2,337,222

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365 day year.

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

Market Information

In September 2003, our common stock began trading on the NYSE American, formerly the American Stock Exchange and more recently the NYSE MKT, under the symbol “MXC”. Prior to September 2003, the Company’s common stock was traded on the over-the-counter bulletin board market under the symbol “MEXC”. The registrar and transfer agent is Computershare Trust Company N.A., 250 Royall Street, Canton, Massachusetts, 02021 (Tel: 800-962-4284). The following table sets forth certain information as to the high and low sales price quoted for Mexco’s common stock on the NYSE American.

		High	Low
2018:	April - June 2017	$4.95	$3.72
	July - September 2017	5.85	4.40
	October - December 2017	4.65	3.82
	January - March 2018	5.04	3.06

2017:	April - June 2016	$3.50	$2.24
	July - September 2016	4.37	2.65
	October - December 2016	5.07	3.81
	January - March 2017	5.39	3.52

On June 19, 2018, the closing sales price of our common stock on the NYSE American was $4.61 per share.

Stockholders

As of March 31, 2018, we had 2,104,266 shares issued and 872 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2018, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	148,600	$6.54	49,000
Total	200,000	148,600	$6.54	49,000

Issuer Repurchases

In September 2017, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

There were no shares of our common stock repurchased for the treasury account during the fiscal years ended March 31, 2018 and 2017.

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

Liquidity and Capital Resources and Commitments

Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings, sales of non-core properties and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We have pledged our producing oil and gas properties to secure our revolving line of credit. We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

Due to the current commodity price environment, we are applying financial discipline to all aspects of our business. In order to meet obligations, we may continue to sell non-core assets.

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of minerals, royalties and working interests and non-operated properties in areas with significant development potential.

For the year ended March 31, 2018, cash flow from operations was $441,024, a 112% increase when compared to the corresponding period of fiscal 2017. Cash of $3,270,792 was received from the sale of oil and gas properties and drilling refunds, cash of $2,200,000 was used to reduce the line of credit, and cash of $1,092,657 was used for additions to oil and gas properties. Accordingly, net cash increased $419,159.

We had working capital of $925,618 as of March 31, 2018 compared to working capital of $367,675 as of March 31, 2017, an increase of $557,943 for the reasons set forth below.

Oil and Natural Gas Property Development

In addition to approximately 100 gross wells drilled by other operators on Mexco’s royalty interests, the Company participated in the drilling and completion of 23 horizontal wells and 2 vertical wells located in the Permian Basin at a cost of approximately $816,000 for the fiscal year ending March 31, 2018. The operators of these wells include Concho Resources, Inc., Marathon Oil Permian LLC, McElvain Energy, Inc., Mewbourne Oil Company, XTO Energy, Inc. and others.

Seven of these wells are in the Yeso/Paddock formations of the Dodd Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico and operated by Concho Resources, Inc. The first three began producing in September at an initial average rate of 236 barrels of oil; 1,355 barrels of water; and 310,000 cubic feet of gas per day, or 288 barrels of oil equivalent per day. The fourth well began producing in November at an initial rate of 245 barrels of oil; 1,053 barrels of water; and 247,000 cubic feet of gas per day, or 286 barrels of oil equivalent per day. The last 3 wells are in various stages of drilling and completion. Mexco’s working interest in this unit is .1848%.

Another three were completed in December 2017 and tested at an average rate of 1,162 barrels of oil; 2,283 barrels of water; and 1,991,000 cubic feet of gas per day, or 1,494 barrels of oil equivalent per day, with an average flowing tubing pressure of 647 pounds per square inch. These wells are in the Lower Avalon formation located in Lea County, New Mexico. Mexco’s working interest in these wells is .6%.

In addition, four were completed in March 2018 and tested at an average rate of 839 barrels of oil; 2,140 barrels of water; and 1,288,000 cubic feet of gas per day, or 1,054 barrels of oil equivalent per day, with an average flowing tubing pressure of 865 pounds per square inch. These wells are in the Lower Avalon formation located in Lea County, New Mexico. Mexco’s working interest in these wells range from .74% to .8%.

Also, two wells began producing in January 2018 at an initial average rate of 398 barrels of oil; 978 barrels of water; and 145,000 cubic feet of gas per day, or 422 barrels of oil equivalent per day. These two wells are in the Bone Spring formation located in Lea County, New Mexico. Mexco’s working interest in the first well is 2.7% and .36% in the adjacent second well.

The remaining nine of the 25 wells have been drilled and either began producing in March 2018 or are in the final stages of completion.

Oil and Natural Gas Property Sales

During fiscal 2018, the Company continued its policy of selling non-core assets in order to concentrate on the development of more profitable assets and to pay down debt.

In April 2017, the Company sold for a total consideration of $460,461, leasehold interests in 137 net acres in the Scoop-Stack areas of Canadian and Grady Counties, Oklahoma. The first of these transactions in which the Company retained its interests in the existing producing wellbores on the acreage was in the amount of $336,730. The second transaction in the amount of $123,731 included the producing wellbores as well as the acreage. Of these proceeds, $410,000 was applied to reduce bank indebtedness and the balance of $50,461 was applied to working capital of the Company.

In June and November 2017, the Company received approximately $33,000 and $114,000, respectively, in cash from a sale of joint venture leasehold acreage in Reeves and Ward County, TX. The Company retained its interests in the existing producing wellbores in both counties.

In July 2017, the Company received approximately $49,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Ward County, TX.

In December 2017, the Company received approximately $1.9 million in cash from a sale of joint venture leasehold marginal producing working interests in several thousand acres located in Ward and Winkler Counties, Texas. Of these proceeds, approximately $1.518 million was applied to the Company’s bank debt and the balance to the Company’s working capital. Approximately $200,000 of the purchase price is being held in escrow pending payment of closing costs and resolution of title issues as to a small portion of the sale assets. This amount is reflected in accounts receivable trade on our consolidated balance sheets.

In December 2017, the Company received approximately $30,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Midland County, TX.

In January 2018, the Company sold additional leasehold interests in the Scoop-Stack area of Grady County, Oklahoma for $46,000 which the Company used to reduce bank indebtedness. The Company retained its interests in the existing producing wellbore on the acreage.

In January 2018, the Company received approximately $235,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Winkler County, TX.

Also in January 2018, the Company sold its working interests in two wells in Loving County, TX in which the Company was the operator. The Company received approximately $204,000 in cash before adjustments for its share of which $100,000 was applied to the Company’s bank debt.

In March 2018, the Company sold its non-operated working interests in 6 producing oil wells and 1 salt water disposal well in Pecos County, TX for a cash price of $112,500 in which $100,000 was applied to the Company’s bank debt.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and sales of non-core properties.

Crude oil and natural gas prices generally increased during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $39.00 per bbl in June 2017 to a high of $62.75 per bbl in January 2018. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.49 per MMBtu in February 2018 to a high of $6.24 per MMBtu in January 2018.

On March 31, 2018 the WTI posted price for crude oil was $61.50 per bbl and the Henry Hub spot price for natural gas was $2.81 per MMBtu. Management is of the opinion that cash flow from operations and sales of property and common stock of the Company will be sufficient to provide adequate liquidity for the next fiscal year.

Results of Operations

Fiscal 2018 Compared to Fiscal 2017

We had a net loss of $321,489 for the year ended March 31, 2018 compared to a net loss of $694,553 for the year ended March 31, 2017. We achieved net income of $264,461 for the fiscal quarter ended March 31, 2018.

Oil and gas sales. Revenue from oil and gas sales was $2,650,232 for the year ended March 31, 2018, a 13% increase from $2,337,222 for the year ended March 31, 2017. This resulted from an increase in oil and gas prices partially offset by a decrease in gas production. The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2018	2017	% Difference
Oil:
Revenue	$1,789,736	$1,517,606	17.9%
Volume (bbls)	34,743	34,689	0.2%
Average Price (per bbl)	$51.51	$43.75	17.7%

Gas:
Revenue	$860,496	$819,616	5.0%
Volume (mcf)	318,774	356,268	(10.5%)
Average Price (per mcf)	$2.70	$2.30	17.4%

Other operating revenue. Other operating revenue was $55,003 for fiscal 2018 compared to $188,141 for fiscal 2017 primarily due to the settlement of a lawsuit for underpayment of royalties from Chesapeake Energy Corporation and Total E & P USA in the amount of $148,614 during fiscal 2017 partially offset by an increase in SWD income.

Production and exploration. Production costs were $1,070,447 in fiscal 2018, a 22% increase from $878,458 in fiscal 2017. This was primarily the result of an increase in lease operating expenses and production taxes due to the increase in oil and gas revenues and XTO Energy, Inc. incorrectly providing us a refund for marketing and transportation fees of approximately $67,000 which is being reversed via monthly netting.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $880,419 in fiscal 2018, a 25% decrease from $1,177,422 in fiscal 2017. This was primarily due to a decrease in oil and gas production, a decrease in the full cost pool as a result of oil and gas property sales, and a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $955,147 for the year ended March 31, 2018, a 2% decrease from $976,392 for the year ended March 31, 2017. This was primarily due to a decrease in engineering services, insurance expense and legal fees partially offset by an increase in accounting fees.

Interest expense. Interest expense was $89,537 in fiscal 2018, a 41% decrease from $152,126 in fiscal 2017, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax for fiscal 2018 or fiscal 2017. The effective tax rate for fiscal 2018 and fiscal 2017 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

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

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2018:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$700,000	$-	$700,000	$-
Leases (2)	$-	$-	$-	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. These repayments assume that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $34,125 less than 1 year and $56,875 1-3 years.
(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective April 1, 2013. In February 2016, the option to renew the lease for two years was exercised. The lease expired on April 1, 2018.

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

Recent Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Topic 842 Leases, which requires companies to include leases with a term greater than one year on their balance sheets, but recognize lease costs on the income statement in a manner similar to accounting for leases prior to ASU 2016-02. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company is still determining the impact of this amendment.

In May 2014, the FASB issued ASU updated No. 2014-09, Topic 606: Revenue from Contracts with Customers. Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has determined that implementation of this amendment will not result in any change to its financial statements other than mandatory disclosure items.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. On March 31, 2018, we had an outstanding loan balance of $700,000 under our credit agreement, which bears interest at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $7,000 based on borrowings at March 31, 2018.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2018, our largest credit risk associated with any single purchaser was $123,447 or 32% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by five dollars per barrel for fiscal 2018, our oil and gas revenue would have changed by $173,715. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2018, oil and gas revenue would have changed by $318,774.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2018.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 11, 2018 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2018, which is incorporated herein by reference.

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

Dated: June 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 26, 2018, by the following persons on behalf of the Registrant and in the capacity indicated.

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

33

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mexco Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mexco Energy Corporation (the “Company”) as of March 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2017.

Midland, Texas

June 26, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mexco Energy Corporation

We have audited the accompanying consolidated balance sheet of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the “Company”) as of March 31, 2017 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexco Energy Corporation and Subsidiaries as of March 31, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

June 27, 2017

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$492,610	$73,451
Accounts receivable:
Oil and gas sales	395,991	381,414
Trade	436,249	13,744
Prepaid costs and expenses	47,583	36,325
Total current assets	1,372,433	504,934

Property and equipment, at cost
Oil and gas properties, using the full cost method	35,224,784	37,640,096
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(26,453,025)	(25,572,606)
Property and equipment, net	8,879,243	12,174,974

Other noncurrent assets	149,278	28,157
Total assets	$10,400,954	$12,708,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$446,815	$137,259
Total current liabilities	446,815	137,259

Long-term debt	700,000	2,900,000
Asset retirement obligations	852,553	968,484
Total liabilities	1,999,368	4,005,743

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 shares issued and 2,037,266 shares outstanding as of March 31, 2018 and 2017, respectively	1,052,133	1,052,133
Additional paid-in capital	7,265,601	7,244,848
Retained earnings	429,853	751,342
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,401,586	8,702,322
Total liabilities and stockholders’ equity	$10,400,954	$12,708,065

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2018	2017
Operating revenues:
Oil and gas	$2,650,232	$2,337,222
Other	55,003	188,141
Total operating revenues	2,705,235	2,525,363

Operating expenses:
Production	1,070,447	878,458
Accretion of asset retirement obligation	31,460	35,743
Depreciation, depletion and amortization	880,419	1,177,422
General and administrative	955,147	976,392
Total operating expenses	2,937,473	3,068,015

Operating loss	(232,238)	(542,652)

Other income (expenses):
Interest income	286	225
Interest expense	(89,537)	(152,126)
Net other (expense) income	(89,251)	(151,901)

Loss before provision for income taxes	(321,489)	(694,553)

Income tax	-	-

Net loss	$(321,489)	$(694,553)

Loss per common share:
Basic:	$(0.16)	$(0.34)
Diluted:	$(0.16)	$(0.34)

Weighted average common shares outstanding:
Basic:	2,037,266	2,037,266
Diluted:	2,037,266	2,037,266

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2018 and 2017

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at April 1, 2016	$1,052,133	$(346,001)	$7,191,984	$1,445,895	$9,344,011
Net loss	-	-	-	(694,553)	(694,553)
Stock based compensation	-	-	52,864	-	52,864
Balance at March 31, 2017	$1,052,133	$(346,001)	$7,244,848	$751,342	$8,702,322
Net loss	-	-	-	(321,489)	(321,489)
Stock based compensation	-	-	20,753	-	20,753
Balance at March 31, 2018	$1,052,133	$(346,001)	$7,265,601	$429,483	$8,401,586

SHARE ACTIVITY
		2018	2017
Common stock shares, issued:
At beginning of year		2,104,266	2,104,266
Issued		-	-
At end of year		2,104,266	2,104,266

Common stock shares, held in treasury:
At beginning of year	(67,000)	(67,000)
Acquisitions	-	-
At end of year	(67,000)	(67,000)

Common stock shares, outstanding
At end of year	2,037,266	2,037,266

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2018	2017
Cash flows from operating activities:
Net loss	$(321,489)	$(694,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	20,753	52,864
Depreciation, depletion and amortization	880,419	1,177,422
Accretion of asset retirement obligations	31,460	35,743
Changes in operating assets and liabilities:
Increase in accounts receivable	(437,083)	(117,133)
(Increase) decrease in prepaid expenses	(11,258)	6,959
Increase in noncurrent assets	-	(25,219)
Increase (decrease) in accounts payable and accrued expenses	303,831	(124,002)
Settlement of asset retirement obligations	(25,609)	(104,369)
Net cash provided by operating activities	441,024	207,712

Cash flows from investing activities:
Additions to oil and gas properties	(1,092,657)	(802,311)
Drilling refunds	108,646	82,922
Proceeds from sale of oil and gas properties and equipment	3,162,146	3,231,115
Net cash provided by investing activities	2,178,135	2,511,726

Cash flows from financing activities:
Reduction of long-term debt	(2,200,000)	(2,680,000)
Net cash used in financing activities	(2,200,000)	(2,680,000)

Net increase in cash and cash equivalents	419,159	39,438

Cash and cash equivalents at beginning of period	73,451	34,013

Cash and cash equivalents at end of period	$492,610	$73,451

Supplemental disclosure of cash flow information:
Cash paid for interest	$94,880	$156,142

Non-cash investing and financing activities:
Asset retirement obligations	$6,689	$8,753

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2018 and 2017

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although the Company’s oil and gas interests predominately are operated by others, the Company operates three wells in which it owns an interest.

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2018, the Company had all of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ended March 31, 2018 and 2017, no allowance has been made for doubtful accounts.

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

Ceiling Test. Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties. That limit is the after tax present value of the future net cash flows from proved crude oil and natural gas reserves and using an average price over the prior first day of the month 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, the Company must charge the amount of the excess to earnings as an expense reflected in additional accumulated DD&A. This is called a “ceiling limitation write-down.” This impairment to our oil and gas properties does not impact cash flow from operating activities, but does reduce stockholders’ equity and reported earnings.

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

Stock-based Compensation. The Company uses the Binomial option pricing model to estimate the fair value of stock based compensation expenses at grant date. This expense is recognized as compensation expense in its consolidated financial statements over the vesting period. The Company recognizes the fair value of stock-based compensation awards as wages within general and administrative expense in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period.

Reclassifications. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation. These reclassifications had no effect on previously reported results of operations, retained earnings or net cash flows.

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, Topic 842 Leases, which requires companies to include leases with a term greater than one year on their balance sheets, but recognize lease costs on the income statement in a manner similar to accounting for leases prior to ASU 2016-02. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company is still determining the impact of this amendment.

In May 2014, the FASB issued ASU updated No. 2014-09, Topic 606: Revenue from Contracts with Customers. Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has determined that implementation of this amendment will not result in any change to its consolidated financial statements other than mandatory disclosure items.

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

3. Fair Value of Financial Instruments

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The fair value amount reported in the accompanying consolidated balance sheets for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. See the Company’s Note 5 on Credit Facility for further discussion.

4. Property Sales

During fiscal 2018, the Company continued its policy of selling non-core assets in order to concentrate on the development of more profitable assets and to pay down debt.

In April 2017, the Company sold for a total consideration of $460,461, leasehold interests in 137 net acres in the Scoop-Stack areas of Canadian and Grady Counties, Oklahoma. The first of these transactions in which the Company retained its interests in the existing producing wellbores on the acreage was in the amount of $336,730. The second transaction in the amount of $123,731 included the producing wellbores as well as the acreage. Of these proceeds, $410,000 was applied to reduce bank indebtedness and the balance of $50,461 was applied to working capital of the Company.

In June and November 2017, the Company received approximately $33,000 and $114,000, respectively, in cash from a sale of joint venture leasehold acreage in Reeves and Ward County, TX. The Company retained its interests in the existing producing wellbores in both counties.

In July 2017, the Company received approximately $49,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Ward County, TX.

In December 2017, the Company received approximately $30,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Midland County, TX.

In December 2017, the Company received approximately $1.9 million in cash from a sale of joint venture leasehold marginal producing working interests in several thousand acres located in Ward and Winkler Counties, Texas. Of these proceeds, approximately $1.518 million was applied to the Company’s bank debt and the balance to the Company’s working capital. Approximately $200,000 of the purchase price is being held in escrow pending payment of closing costs and resolution of title issues as to a small portion of the sale assets. This amount is reflected in accounts receivable trade on our consolidated balance sheets.

In January 2018, the Company sold additional leasehold interests in the Scoop-Stack area of Grady County, Oklahoma for $46,000 which the Company used to reduce bank indebtedness. The Company retained its interests in the existing producing wellbore on the acreage.

In January 2018, the Company received approximately $235,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Winkler County, TX.

Also in January 2018, the Company sold its working interests in two wells in Loving County, TX in which the Company was the operator. The Company received approximately $204,000 in cash for its share of which $100,000 was applied to the Company’s bank debt.

In March 2018, the Company sold its non-operated working interests in 6 producing oil wells and 1 salt water disposal well in Pecos County, TX for a cash purchase price of $112,500 in which $100,000 was applied to the Company’s bank debt.

5. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the bank’s discretion. The borrowing base was evaluated on January 26, 2018 and set at $950,000. The borrowing base also resets to the extent the Company sells or otherwise disposes of any of its oil and gas properties as the Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base unless prior approval by the bank states otherwise. As of March 31, 2018, the borrowing base was set at $700,000.

The Agreement was renewed eleven times with the eleventh amendment effective as of March 8, 2017 with a maturity date of November 30, 2020. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 4.875% on March 31, 2018. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this line of credit at March 31, 2018. No principal payments are anticipated to be required through November 30, 2020. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $650,000 for each trailing four fiscal quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of March 31, 2018 and believes it will remain in compliance for the next fiscal year.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of March 31, 2018, one letter of credit for $50,000 is outstanding under the facility. This letter of credit is in lieu of a plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates and renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

The balance outstanding on the line of credit as of March 31, 2018 was $700,000 and as of June 15, 2018 was $500,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the year ended March 31, 2018:

Principal
Balance at April 1, 2017:	$2,900,000
Borrowings	-
Repayments	(2,200,000)
Balance at March 31, 2018:	$700,000

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2018	2017
Carrying amount of asset retirement obligations, beginning of year	$978,484	$1,221,077
Liabilities incurred	6,689	8,753
Liabilities settled	(153,539)	(287,089)
Accretion expense	31,460	35,743
Revisions	(541)	-
Carrying amount of asset retirement obligations, end of year	862,553	978,484
Less: Current portion	10,000	10,000
Non-Current asset retirement obligation	$852,553	$968,484

7. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2015.

On December 22, 2017, the tax legislation referred to as the “Tax Cuts and Jobs Act” (the 2017 Tax Reform Act) was enacted. The more significant changes that impact the Company are the reduction in the corporate federal income tax rate from 35% to 21%. GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The Company’s deferred income taxes were remeasured based upon the new tax rates which amounted to a $466,020 reduction in deferred tax asset and valuation amount.

The 2017 Tax Reform Act reduced the corporate federal statutory income tax rate from 35% to 21% generally effective for tax years beginning on or after January 1, 2018. However, companies with fiscal years that include January 1, 2018 must use a blended rate. Our corporate federal statutory income tax rate will be 21% starting in fiscal 2019.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2018	2017
Deferred tax assets:
Percentage depletion carryforwards	$1,111,801	$1,786,522
Deferred stock-based compensation	33,581	52,654
Asset retirement obligation	181,136	332,685
Net operating loss	995,489	1,012,138
Other	5,141	7,170
	2,327,148	3,191,169
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	1,091,725	2,052,749
Deferred tax asset, net	$1,235,423	$1,138,420
Valuation allowance	(1,235,423)	(1,138,420)
Net deferred tax	$-	$-

As of March 31, 2018, the Company has a statutory depletion carryforward of approximately $5,300,000, which does not expire. At March 31, 2018, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $4,700,000, which will begin expiring in 2029. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2018	2017
Tax expense at federal statutory rate (1)	$(98,858)	$(236,148)
Statutory depletion carryforward	(8,361)	(67,801)
Change in valuation allowance	(362,908)	289,456
U. S. tax reform, corporate rate reduction	466,020	-
Permanent differences	3,506	14,497
Other	601	(4)
Total income tax	$-	$-
Effective income tax rate	-	-

(1)	The federal statutory rate was 30.75% for fiscal year ending March 31, 2018 and 34% for fiscal year ending March 31, 2017.

For the years ended March 31, 2018 and 2017, the Company did not have any uncertain tax positions.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	2018	2017
Unrecognized tax benefits at beginning of period	$745,000	$679,000
Change based on tax positions related to the current year	(745,000)	66,000
Changes to tax positions of prior years	-	-
Settlements	-	-
Expirations	-	-
Unrecognized tax benefits at end of period	$-	$745,000

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

Based on the material write-downs of the carrying value of our oil and natural gas properties for the year ending March 31, 2016, we are in a net deferred tax asset position for years ending March 31, 2018 and 2017. Our deferred tax asset is $1,235,423 as of March 31, 2018 with a valuation amount of $1,235,423. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

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

In fiscal 2018, one customer accounted for 37% of the total oil and gas revenues and 33% of the total oil and gas accounts receivable and another customer accounted for 8% of the total oil and gas revenues and 7% of the total oil and gas accounts receivable. In fiscal 2017, one customer accounted for 31% of the total oil and gas revenues and 32% of the total oil and gas accounts receivable and another customer accounted for 12% of the total oil and gas revenues and 5% of the total oil and gas accounts receivable.

9. Oil and Gas Costs

The costs related to the Company’s oil and gas activities were incurred as follows for the year ended March 31:

	2018	2017
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Exploration	-	-
Development	1,099,051	731,400
Capitalized asset retirement obligations	6,689	8,753
Total costs incurred for oil and gas properties	$1,105,740	$740,153

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2018	2017
Proved oil and gas properties	$35,224,784	$37,640,096
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	35,224,784	37,640,096
Less accumulated DD&A	26,355,604	25,479,335
	$8,896,180	$12,160,761

DD&A amounted to $10.02 and $12.47 per BOE of production for the years ended March 31, 2018 and 2017, respectively.

10. Loss Per Common Share

Due to a net loss for the years ended March 31, 2018 and 2017, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2018	2017
Net loss	$(321,489)	$(694,553)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,037,266	2,037,266
Effect of the assumed exercise of dilutive stock options	-	-
Weighted avg. common shares outstanding – dilutive	2,037,266	2,037,266

Loss per common share:
Basic	$(0.16)	$(0.34)
Diluted	$(0.16)	$(0.34)

11. Stockholders’ Equity

In September 2017, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. There were no shares of common stock repurchased for the treasury account during fiscal 2018 and 2017.

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

According to the Company’s employee stock incentive plan, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under the plan. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2018 and 2017.

The Company recognized compensation expense of $20,753 and $52,864 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2018 and 2017, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2018 totals $4,667, which is expected to be recognized over a weighted average of .42 years.

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

During the years ended March 31, 2018 and 2017, no stock options were granted.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2018, vested stock options covering 1,000 shares were forfeited due to the resignation of an employee. During the year ended March 31, 2017, 3,000 vested stock options expired because there were not exercised and 1,000 unvested stock options were forfeited due to the resignation of an employee.

The following table is a summary of activity of stock options for the years ended March 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years
Outstanding at April 1, 2016	153,600	$6.52	6.36
Granted	-	-
Exercised	-	-
Forfeited or Expired	(4,000)	5.98
Outstanding at March 31, 2017	149,600	$6.54	5.34
Granted	-	-
Exercised	-	-
Forfeited or Expired	(1,000)	5.98
Outstanding at March 31, 2018	148,600	$6.54	4.34

Vested at March 31, 2018	138,600	$6.51	4.19
Exercisable at March 31, 2018	138,600	$6.51	4.19

Other information pertaining to option activity was as follows during the year ended March 31:

	2018	2017
Weighted average grant-date fair value of stock options granted (per share)	$-	$-
Total fair value of options vested	$91,525	$92,713
Total intrinsic value of options exercised	$-	$-

The following table summarizes information about options outstanding at March 31, 2018:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years
$5.98 – 6.25	40,000	$6.00
6.26 – 6.50	28,600	6.29
6.51 – 6.80	40,000	6.80
6.81 – 7.00	40,000	7.00
$5.98 – 7.00	148,600	$6.54	4.34

Outstanding options at March 31, 2018 expire between August 2020 and August 2024 and have exercise prices ranging from $5.98 to $7.00.

13. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2018 and 2017 were $40,432 and $35,263, respectively.

14. Lease Commitments

The Company leases its principal office space. On April 1, 2013, the Company agreed to a three year lease, with an option to renew for an additional two years. In February 2016, the option to renew the lease for two years was exercised. The lease expired on April 1, 2018. There is no further commitment under this lease.

Lease expense was $23,440 for each of the fiscal years ended March 31, 2018 and 2017.

15. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2018 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The estimates as of March 31, 2017 were based on evaluations prepared by Joe C. Neal and Associates, Petroleum and Environmental Engineering Consultants. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table summarizes the prices utilized in the reserve estimates for 2018 and 2017. Commodity prices utilized for the reserve estimates prior to adjustments for location, grade and quality are as follows:

	March 31,
	2018	2017
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$49.94	$44.10
Natural gas per MMBtu	$3.00	$2.74

The Company’s total estimated proved reserves at March 31, 2018 were approximately 2.111 MBOE of which 57% was oil and natural gas liquids and 43% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2016	1,084,000	5,801,000
Revision of previous estimates	205,000	946,000
Purchase of minerals in place	-	-
Extensions and discoveries	962,000	1,380,000
Sales of minerals in place	(92,000)	(1,090,000)
Production	(35,000)	(356,000)
As of March 31, 2017	2,124,000	6,681,000
Revision of previous estimates	(850,000)	(915,000)
Purchase of minerals in place	-	-
Extensions and discoveries	110,000	191,000
Sales of minerals in place	(152,000)	(151,000)
Production	(35,000)	(319,000)
As of March 31, 2018	1,197,000	5,487,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within a five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. The downward revision of oil and natural gas is primarily the result of restructuring the plans for development of a non-producing leasehold interest in Martin County, Texas located in the Eastern Permian Basin partially offset by pricing and successful development in the Delaware and Midland Basins. Reserves written off due to the five year limitation are primarily in the Newark East field in Denton County, Texas which are on a lease held by production and are still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2018 and 2017:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2016	350,180	4,406,060
As of March 31, 2017	399,880	4,107,950
As of March 31, 2018	390,740	4,103,390

Proved Undeveloped Reserves:
As of April 1, 2016	734,170	1,395,220
As of March 31, 2017	1,724,420	2,572,960
As of March 31, 2018	805,980	1,383,120

At March 31, 2018, the Company reported estimated PUDs of 1,037 MBOE, which accounted for 49% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 102 new wells (937 MBOE), 4 of which the Company operates with reserves of 205 MBOE, which will be drilled on existing acreage in the Goldsmith field where the Company currently operates 3 wells. The Company projects these 4 operated wells will be drilled in fiscal 2019.

Regarding the remaining 98 PUD locations operated by others (732 MBOE), 7 wells are currently being drilled with plans for 38 wells to follow in 2019, 33 wells in 2020 and 24 wells in 2021. The cost of these projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2018.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(BOE)	Development Costs
PUDs, beginning of year	2,153,248	$28,809,230
Revision of previous estimates	(998,890)	(16,475,396)
Sales of reserves	(159,759)	(2,043,502)
Conversions to PD reserves	(70,453)	(445,406)
Additional PUDs added	112,357	2,164,405
PUDs, end of year	1,036,503	$12,009,331

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2018 and 2017 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2023 are $12,009,331.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2018 were $50.63 per bbl of oil and $3.031 per mcf of natural gas. The average prices used for fiscal 2017 were $43.88 per bbl of oil and $2.561 per mcf of natural gas.

The standardized measure of discounted future net cash flows is computed by applying the 12-month unweighted average of the first day of the month pricing for oil and natural gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and natural gas reserves, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and natural gas properties plus available carryforwards and credits and applying the current tax rate to the difference.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2018 and 2017 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2018	2017
Future cash inflows	$77,221,000	$110,778,000
Future production costs and taxes	(20,080,000)	(27,267,000)
Future development costs	(12,009,000)	(28,809,000)
Future income taxes	(6,413,000)	(13,386,000)
Future net cash flows	38,719,000	41,316,000
Annual 10% discount for estimated timing of cash flows	(19,843,000)	(22,233,000)
Standardized measure of discounted future net cash flows	$18,876,000	$19,083,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2018	2017
Sales of oil and gas produced, net of production costs	$(1,580,000)	$(1,459,000)
Net changes in price and production costs	6,967,000	1,849,000
Changes in previously estimated development costs	16,196,000	970,000
Revisions of quantity estimates	(23,969,000)	(404,000)
Net change due to purchases and sales of minerals in place	(1,744,000)	(2,380,000)
Extensions and discoveries, less related costs	1,240,000	6,994,000
Net change in income taxes	3,057,000	(3,959,000)
Accretion of discount	2,527,000	1,612,000
Changes in timing of estimated cash flows and other	(2,901,000)	1,962,000
Changes in standardized measure	(207,000)	5,185,000
Standardized measure, beginning of year	19,083,000	13,898,000
Standardized measure, end of year	$18,876,000	$19,083,000

16. Subsequent Events

On May 7, 2018, the Company agreed to a three year lease for its new principal office space located at 415 West Wall, Suite 475, Midland, Texas 79701. The lease commences on May 15, 2018 and expires on May 31, 2021.

INDEX TO EXHIBITS

Exhibit

Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.3	First Amendment to Loan Agreement dated December 28, 2009 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.4	Second Amendment to Loan Agreement dated March 1, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.5	Third Amendment to Loan Agreement dated September 30, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.6	Fourth Amendment to Loan Agreement dated October 22, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.7	Fifth Amendment to Loan Agreement dated December 28, 2011 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.8	Sixth Amendment to Loan Agreement dated October 22, 2012 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.9	Seventh Amendment to Loan Agreement dated October 25, 2013 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.10	Eighth Amendment to Loan Agreement dated September 10, 2014 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.11	Ninth Amendment to Loan Agreement dated February 13, 2015 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.12	Tenth Amendment to Loan Agreement dated March 31, 2016 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated June 27, 2017, and incorporated herein by reference.

10.13	Eleventh Amendment to Loan Agreement dated March 8, 2017 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008, and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Weaver and Tidwell, L.L.P., Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.3	Consent of Russell K. Hall & Associates, Inc., Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Russell K. Hall & Associates, Inc., Independent Petroleum Engineering Firm

