Form 10-Q
period 2018-06-30
MEXCO ENERGY CORP
filed 2018-08-10
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-31785

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

415 West Wall Street, Suite 475
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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 10, 2018 was 2,040,166.

MEXCO ENERGY CORPORATION

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$435,092	$492,610
Accounts receivable:
Oil and gas sales	424,162	395,991
Trade	200,934	436,249
Prepaid costs and expenses	37,688	47,583
Total current assets	1,097,876	1,372,433

Property and equipment, at cost
Oil and gas properties, using the full cost method	35,336,568	35,224,784
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(26,669,100)	(26,453,025)
Property and equipment, net	8,774,952	8,879,243

Other noncurrent assets	31,448	149,278
Total assets	$9,904,276	$10,400,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$133,223	$446,815
Total current liabilities	133,223	446,815

Long-term debt	500,000	700,000
Asset retirement obligations	851,605	852,553
Total liabilities	1,484,828	1,999,368

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,104,266 shares issued and 2,037,266 shares outstanding as of June 30, 2018 and March 31, 2018	1,052,133	1,052,133
Additional paid-in capital	7,269,043	7,265,601
Retained earnings	444,273	429,853
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,419,448	8,401,586
Total liabilities and stockholders’ equity	$9,904,276	$10,400,954

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2018	2017

Operating revenues:
Oil and gas	$735,353	$651,442
Other	13,658	16,242
Total operating revenues	749,011	667,684

Operating expenses:
Production	258,935	309,863
Accretion of asset retirement obligations	3,635	8,249
Depreciation, depletion and amortization	216,075	311,258
General and administrative	249,038	306,659
Total operating expenses	727,683	936,029

Operating income (loss)	21,328	(268,345)

Other income (expense):
Interest income	13	9
Interest expense	(6,921)	(27,216)
Net other expense	(6,908)	(27,207)

Income (loss) before provision for income taxes	14,420	(295,552)

Income tax	-	-

Net income (loss)	$14,420	$(295,552)

Income (loss) per common share:
Basic:	$0.01	$(0.15)
Diluted:	$0.01	$(0.15)

Weighted average common shares outstanding:
Basic:	2,037,266	2,037,266
Diluted:	2,037,266	2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2018	$1,052,133	$(346,001)	$7,265,601	$429,483	$8,401,586
Net income	-	-	-	14,420	14,420
Stock based compensation	-	-	3,442	-	3,442
Balance at June 30, 2018	$1,052,133	$(346,001)	$7,269,043	$444,273	$8,419,448

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2018		2,104,266
Issued		-
Balance at June 30, 2018		2,104,266

Common stock shares, held in treasury:
Balance at April 1, 2018		(67,000)
Acquisitions		-
Balance at June 30, 2018		(67,000)

Common stock shares, outstanding at June 30, 2018		2,037,266

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$14,420	$(295,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,442	8,725
Depreciation, depletion and amortization	216,075	311,258
Accretion of asset retirement obligations	3,635	8,249
Changes in operating assets and liabilities
Decrease in accounts receivable	207,144	30,998
Decrease in prepaid expenses	9,895	1,643
(Decrease) increase in accounts payable and accrued expenses	(299,061)	146,697
Decrease in asset retirement obligations	(1,049)	(169)
Net cash provided by operating activities	154,501	211,849

Cash flows from investing activities:
Additions to oil and gas properties	(29,042)	(200,062)
Proceeds from sale of oil and gas properties and equipment	17,023	460,461
Net cash (used in) provided by investing activities	(12,019)	260,399

Cash flows from financing activities:
Reduction of long-term debt	(200,000)	(424,500)
Net cash used in financing activities	(200,000)	(424,500)

Net (decrease) increase in cash and cash equivalents	(57,518)	47,748

Cash and cash equivalents at beginning of period	492,610	73,451

Cash and cash equivalents at end of period	$435,092	$121,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,964	$28,104

Non-cash investing and financing activities:
Asset retirement obligations	$1,743	$1,943

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in the Permian Basin of West Texas; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although the Company’s oil and gas interests predominately are operated by others, the Company operates three wells on a lease in which it owns a 100% working interest.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2018, and the results of its operations and cash flows for the interim periods ended June 30, 2018 and 2017. The consolidated financial statements as of June 30, 2018 and for the three month periods ended June 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of March 31, 2018 was derived from the audited balance sheet filed in the Company’s 2018 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017 and supersedes any previous revenue recognition guidance. On April 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach which only applies to contracts that were not completed as of the date of initial application. Recognition of revenue involves a five step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing revenue as the obligations are satisfied.

Adoption of this new standard did not have an impact on the Company’s financial statements. When comparing the Company’s historical revenue recognition to the newly applied revenue recognition under Topic 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented in the unaudited consolidated financial statements after the adoption. Upon adoption the Company had not altered its existing information technology and internal controls outside of the contract review processes in order to identify impacts of future revenue contracts the Company may enter into.

Accounting Policy - Revenues from our royalty and non-operated working interest properties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to four months after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices. Any identified differences between its revenue estimates and actual revenue received historically have not been significant.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2019:

Carrying amount of asset retirement obligations as of April 1, 2018	$862,553
Liabilities incurred	1,743
Liabilities settled	(6,328)
Accretion expense	3,635
Carrying amount of asset retirement obligations as of June 30, 2018	861,605
Less: Current portion	10,000
Non-Current asset retirement obligation	$851,605

4. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”)(“Bank”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the Bank’s discretion. The borrowing base also resets to the extent the Company sells or otherwise disposes of any of its oil and gas properties as the Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base unless prior approval by Bank states otherwise. As of June 30, 2018, the borrowing base was set at $750,000. Subsequently, the borrowing base was evaluated on July 31, 2018 and set at $525,000.

The Agreement was renewed eleven times with the eleventh amendment effective as of March 8, 2017 with a maturity date of November 30, 2020. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 5.10% on June 30, 2018. Interest on the outstanding amount under the credit agreement is payable monthly. There was no availability of this facility at June 30, 2018. No principal payments are anticipated to be required through November 30, 2020. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $650,000 for each trailing four fiscal quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of June 30, 2018 and believes it will remain in compliance for the next fiscal year.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credits. As of June 30, 2018, one letter of credit for $50,000, in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates is outstanding under the facility. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated. This letter of credit renews annually and was subsequently renewed on July 20, 2018 with an amended amount of $25,000.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The balance outstanding on the line of credit as of June 30, 2018 was $500,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the three months ended June 30, 2018:

Principal
Balance at April 1, 2018:	$700,000
Borrowings	-
Repayments	(200,000)
Balance at June 30, 2018:	$500,000

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of June 30, 2018. Our deferred tax asset is $1,238,530 as of June 30, 2018 with a valuation amount of $1,238,530. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

6. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2018 and 2017 were $16,419 and $8,832, respectively.

7. Income (Loss) Per Common Share

The Company’s basic net income (loss) per share has been computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock during the period using the treasury stock method and is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares (stock options) outstanding during the period. In periods where losses are reported, the weighted average number of common shares outstanding excludes potential common shares, because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three month periods ended June 30, 2018 and 2017.

	2018	2017
Net income (loss)	$14,420	$(295,552)

Shares outstanding:
Weighted average common shares outstanding – basic	2,037,266	2,037,266
Effect of the assumed exercise of dilutive stock options	-	-
Weighted average common shares outstanding – dilutive	2,037,266	2,037,266
Income (loss) per common share:
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.15)

For the three months ended June 30, 2018, 148,600 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the price of the options was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.54 at June 30, 2018.

Due to a net loss for the three months ended June 30, 2017, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

8. Subsequent Events

The Company completed a review and analysis of all events that occurred after the consolidated balance sheet date to determine if any such events must be reported and has determined that there are no other subsequent events to be disclosed.

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

For the first three months of fiscal 2019, cash flow from operations was $154,501, a decrease when compared to the corresponding period of fiscal 2018 as a result of a decrease in accounts payable and accrued expenses partially offset by an increase in oil and gas revenues. Cash of $200,000 was used to reduce the line of credit and net cash of $12,019 was used for addition to oil and gas properties. Accordingly, net cash decreased $57,518 leaving cash and cash equivalents on hand of $435,092 as of June 30, 2018.

At June 30, 2018, we had working capital of $964,653 compared to working capital of $925,618 at March 31, 2018, an increase of $39,035 for the reasons set forth below.

Oil and Natural Gas Property Development. In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently expects to participate in the drilling and completion of approximately 50 horizontal wells at an estimated aggregate cost of approximately $1,300,000 for the fiscal year ended March 31, 2019. The operators of these wells include Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, XTO Energy, Inc. and others.

During the first quarter of fiscal 2019, Mexco participated with various percentage interests in the drilling of the first 8 of these horizontal wells in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs of approximately $142,000. Subsequently, in July 2018, Mexco expended an additional $192,600 for the completion of five of these wells.

In June 2018, the Company received approximately $18,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in North Dakota and Montana.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and sales of non-core properties.

Crude oil and natural gas prices generally increased during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $40.75 per bbl in July 2017 to a high of $70.50 per bbl in June 2018. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.49 per MMBtu in February 2018 to a high of $6.24 per MMBtu in January 2018. On June 30, 2018 the WTI posted price for crude oil was $70.50 per bbl and the Henry Hub spot price for natural gas was $2.96 per MMBtu.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2018:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$500,000	$-	$500,000	$-
Leases (2)	$142,791	$48,212	$94,579	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $25,489 less than 1 year and $36,109 1-3 years.
(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective May 15, 2018. The total obligation for the remainder of the lease is $189,245 which includes $46,454 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. For the quarter ended June 30, 2018, there was net income of $14,420, compared to a net loss of $295,552 for the quarter ended June 30, 2017. This was a result of a decrease in operating expenses and an increase in operating revenues that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $735,353 for the quarter ended June 30, 2018, a 13% increase from $651,442 for the quarter ended June 30, 2017. This primarily resulted from an increase in oil prices partially offset by a decrease gas prices and a decrease in oil and gas production.

	2018	2017	% Difference
Oil:
Revenue	$570,063	$423,415	34.6%
Volume (bbls)	9,387	9,499	(1.2)%
Average Price (per bbl)	$60.73	$44.57	36.3%

Gas:
Revenue	$165,290	$228,027	(27.5)%
Volume (mcf)	73,374	89,896	(18.4)%
Average Price (per mcf)	$2.25	$2.54	(11.4)%

Production and exploration. Production costs were $258,935 for the three months ended June 30, 2018, a 16% decrease from $309,863 for the three months ended June 30, 2017. This decrease is primarily the result of XTO Energy, Inc. incorrectly providing us a refund for marketing and transportation fees of approximately $67,000 during this same quarter last year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $216,075 for the first quarter of fiscal 2019, a 31% decrease from $311,258 for the first quarter of fiscal 2018, primarily due to a decrease in oil and gas production, full cost pool amortization base and future development costs partially offset by a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $249,038 for the three months ended June 30, 2018, a 19% decrease from $306,659 for the three months ended June 30, 2017. This was primarily due to a decrease in accounting fees partially offset by expenditures due to our office relocation.

Interest expense. Interest expense was $6,921 for the first quarter of fiscal 2019, a decrease of 75% from $27,216 for the first quarter of fiscal 2018 due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the three months ended June 30, 2018 and for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 and June 30, 2017 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At June 30, 2018, we had an outstanding loan balance of $500,000 under our revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $5,000, based on the outstanding balance at June 30, 2018.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2018, our largest credit risk associated with any single purchaser was $192,053 or 45% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Prices for crude oil and natural gas have been adversely effected by temporary pipeline capacity constraints primarily in the Permian Basin. We are unable to predict exactly how long this limitation will continue.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2018, our pretax income would have increased or decreased by $93,870. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2018, our pretax income would have increased or decreased by $73,374.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 10, 2018	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 10, 2018	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary