Form 10-Q
period 2018-09-30
MEXCO ENERGY CORP
filed 2018-11-09
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 8, 2018 was 2,040,166.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$348,860	$492,610
Accounts receivable:
Oil and gas sales	401,894	395,991
Trade	88,837	436,249
Note receivable	29,002	-
Prepaid costs and expenses	37,185	47,583
Total current assets	905,778	1,372,433

Property and equipment, at cost
Oil and gas properties, using the full cost method	35,753,323	35,224,784
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(26,874,684)	(26,453,025)
Property and equipment, net	8,986,123	8,879,243

Other noncurrent assets	4,135	149,278
Total assets	$9,896,036	$10,400,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$126,049	$446,815
Total current liabilities	126,049	446,815

Long-term debt	450,000	700,000
Asset retirement obligations	857,261	852,553
Total liabilities	1,433,310	1,999,368

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;2,107,166 and 2,104,266 shares issued; 2,040,166 and 2,037,266 shares outstanding as of September 30, 2018 and March 31, 2018, respectively	1,053,583	1,052,133
Additional paid-in capital	7,288,840	7,265,601
Retained earnings	466,304	429,853
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,462,726	8,401,586
Total liabilities and stockholders’ equity	$9,896,036	$10,400,954

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2018	2017	2018	2017
Operating revenues:
Oil and gas	$701,246	$610,451	$1,436,599	$1,261,893
Other	13,262	8,637	26,920	24,879
Total operating revenues	714,508	619,088	1,463,519	1,286,772

Operating expenses:
Production	250,578	254,842	509,513	564,705
Accretion of asset retirement obligations	3,771	8,308	7,406	16,557
Depreciation, depletion, and amortization	205,583	285,507	421,658	596,765
General and administrative	226,169	232,869	475,207	539,528
Total operating expenses	686,101	781,526	1,413,784	1,717,555

Operating income (loss)	28,407	(162,438)	49,735	(430,783)

Other income (expenses):
Interest income	70	2	83	11
Interest expense	(6,446)	(26,734)	(13,367)	(53,950)
Net other expense	(6,376)	(26,732)	(13,284)	(53,939)

Income (loss) before income taxes	22,031	(189,170)	36,451	(484,722)

Income tax	-	-	-	-

Net income (loss)	$22,031	$(189,170)	$36,451	$(484,722)

Income (loss) per common share:
Basic:	$0.01	$(0.09)	$0.02	$(0.24)
Diluted:	$0.01	$(0.09)	$0.02	$(0.24)

Weighted average common shares outstanding:
Basic:	2,040,052	2,037,266	2,038,659	2,037,266
Diluted:	2,040,052	2,037,266	2,038,659	2,037,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2018	$1,052,133	$(346,001)	$7,265,601	$429,483	$8,401,586
Net income	-	-	-	36,451	36,451
Issuance of stock through options exercised	1,450		16,791		18,241
Stock based compensation	-	-	6,448	-	6,448
Balance at September 30, 2018	$1,053,583	$(346,001)	$7,288,840	$466,304	$8,462,726

	Common Stock Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

Balance at April 1, 2017	$1,052,133	$(346,001)	$7,244,848	$751,342	$8,702,322

Net loss	-	-	-	(484,722)	(484,722)
Stock based compensation	-	-	13,775	-	13,775
Balance at September 30, 2017	$1,052,133	$(346,001)	$7,258,623	$266,620	$8,231,375

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2018	2,104,266
Issued	2,900
Balance at September 30, 2018	2,107,166

Common stock shares, held in treasury:
Balance at April 1, 2018	(67,000)
Acquisitions	-
Balance at September 30, 2018	(67,000)

Common stock shares, outstanding at September 30, 2018	2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$36,451	$(484,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	6,448	13,775
Depreciation, depletion and amortization	421,658	596,765
Accretion of asset retirement obligations	7,406	16,557
Changes in operating assets and liabilities:
Decrease in accounts receivable	341,509	62,991
Decrease (increase) in prepaid expenses	10,398	(139)
(Decrease) increase in accounts payable and accrued expenses	(323,396)	127,737
Settlement of asset retirement obligations	(1,937)	(6,529)
Net cash provided by operating activities	498,537	326,435

Cash flows from investing activities:
Additions to oil and gas properties	(438,621)	(481,005)
Drilling refund	-	19,500
Proceeds from sale of oil and gas properties and equipment	31,876	549,507
Change in note receivable	(3,783)	-
Net cash (used in) provided by investing activities	(410,528)	88,002

Cash flows from financing activities:
Proceeds from exercise of stock options	18,241	-
Reduction of long-term debt	(250,000)	(432,000)
Net cash used in financing activities	(231,759)	(432,000)

Net decrease in cash and cash equivalents	(143,750)	(17,563)

Cash and cash equivalents at beginning of period	492,610	73,451

Cash and cash equivalents at end of period	$348,860	$55,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,447	$54,884

Non-cash investing and financing activities:
Asset retirement obligations	$4,697	$4,167

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of its operations and cash flows for the interim periods ended September 30, 2018 and 2017. The consolidated financial statements as of September 30, 2018 and for the three and six month periods ended September 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of March 31, 2018 was derived from the audited balance sheet filed in the Company’s 2018 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2019:

Carrying amount of asset retirement obligations as of April 1, 2018	$862,553
Liabilities incurred	4,697
Liabilities settled	(7,395)
Accretion expense	7,406
Carrying amount of asset retirement obligations as of September 30, 2018	867,261
Less: Current portion	10,000
Non-Current asset retirement obligation	$857,261

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $3,006 and $5,050 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2018 and 2017 was $6,448 and $13,775, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2018 totals approximately $128,219 which is expected to be recognized over a weighted average of 3.95 years.

During the six months ended September 30, 2018, the Compensation Committee of the Board of Directors approved and the Company granted 40,000 stock options exercisable at $4.84 per share. During the six months ended September 30, 2017, no stock options were granted. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2018 and 2017. All such amounts represent the weighted average amounts.

	Six Months Ended
	September 30
	2018	2017
Grant-date fair value	$3.25	-
Volatility factor	55.26%	-
Dividend yield	-	-
Risk-free interest rate	2.91%	-
Expected term (in years)	6.25	-

The following table is a summary of activity of stock options for the six months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding at April 1, 2018	148,600	$6.54	4.34
Granted	40,000	4.84
Exercised	(2,900)	6.29
Forfeited or Expired	-	-
Outstanding at September 30, 2018	185,700	$6.18	5.18

Vested at September 30, 2018	145,700	$6.55	3.87
Exercisable at September 30, 2018	145,700	$6.55	3.87

During the six months ended September 30, 2018, stock options covering 2,900 shares were exercised with a total intrinsic value of $6,575. The Company received proceeds of $18,241 from these exercises. During the six months ended September 30, 2017, no stock options were exercised.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards. There were no stock options forfeited or expired during the six months ended September 30, 2018 and 2017.

Outstanding options at September 30, 2018 expire between August 2020 and September 2028 and have exercise prices ranging from $4.84 to $7.00.

5. Credit Facility

The Company has a loan agreement with Bank of America, N.A. (the “Agreement”) (“Bank”), which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in Bank’s discretion. The borrowing base also resets to the extent the Company sells or otherwise disposes of any of its oil and gas properties as the Company is required to pay 100% of such net proceeds to the lender resulting in a permanent reduction of the borrowing base unless prior approval by Bank states otherwise. The borrowing base was evaluated on July 31, 2018 and set at $525,000.

The Agreement was renewed eleven times with the eleventh amendment effective as of March 8, 2017 with a maturity date of November 30, 2020. Under such renewal agreement, interest on the facility accrues at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points, which was 5.22% on September 30, 2018. Interest on the outstanding amount under the credit agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to ½ of 1 percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter and is included in the consolidated statements of operations under the caption “General and administrative” expenses. Availability of this line of credit at September 30, 2018 was $50,000. No principal payments are anticipated to be required through November 30, 2020. Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $650,000 for each trailing four fiscal quarters and minimum interest coverage ratio (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of September 30, 2018 and believes it will remain in compliance for the current fiscal year.

The amended Agreement allows for up to $500,000 of the facility to be used for outstanding letters of credit. As of September 30, 2018, one letter of credit for $25,000, in lieu of plugging bond with the Texas Railroad Commission (“TRRC”) covering the properties the Company operates is outstanding under the facility. This letter of credit renews annually. The Company will pay a fee in an amount equal to 1 percent (1.0%) per annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, on the basis of the face amount outstanding on the day the fee is calculated.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock. The Agreement does grant the Company permission to enter into hedge agreements however, it is under no obligation to do so.

The balance outstanding on the line of credit as of September 30, 2018 was $450,000. The following table is a summary of activity on the Bank of America, N.A. line of credit for the six months ended September 30, 2018:

Principal
Balance at April 1, 2018:	$700,000
Borrowings	-
Repayments	(250,000)
Balance at September 30, 2018:	$450,000

Subsequently, the balance outstanding on the line of credit as of November 8, 2018 was $375,000 which increased availability of the line of credit to $125,000.

6. Income Taxes

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of September 30, 2018. Our deferred tax asset is $1,241,320 as of September 30, 2018 with a valuation amount of $1,241,320. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

7. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended September 30, 2018 and 2017 was $10,602 and $9,649, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2018 and 2017 was $27,021 and $18,481, respectively.

8. Income (Loss) Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and six month periods ended September 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income (loss)	$22,031	$(189,170)	$36,451	$(484,722)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,040,052	2,037,266	2,038,659	2,037,266
Effect of assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. shares outstanding – dilutive	2,040,052	2,037,266	2,038,659	2,037,266

Income (loss) per common share:
Basic	$0.01	$(0.09)	$0.02	$(0.24)
Diluted	$0.01	$(0.09)	$0.02	$(0.24)

For the three and six months ended September 30, 2018, 185,700 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the price of the options was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.18 at September 30, 2018.

Due to a net loss for the for the three and six months ended September 30, 2017, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalties and working interests and non-operated properties in areas with development potential.

For the first six months of fiscal 2019, cash flow from operations was $498,537, a 53% increase when compared to the corresponding period of fiscal 2018 as a result of a decrease in accounts payable and accrued expenses partially offset by an increase in oil and gas revenues. Cash of $250,000 was used to reduce the line of credit, net cash of $410,528 was used for additions to oil and gas properties and cash of $18,241 was received from proceeds from the exercise of employee stock options. Accordingly, net cash decreased $143,750, leaving cash and cash equivalents on hand of $348,860 as of September 30, 2018.

At September 30, 2018, we had working capital of $779,729 compared to working capital of $925,618 at March 31, 2018, a decrease of $145,889 primarily due to a decrease in cash for property development as described below.

Oil and Natural Gas Property Development. In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently expects to participate in the drilling and completion of approximately 50 horizontal wells at an estimated aggregate cost of approximately $1,300,000 for the fiscal year ending March 31, 2019. The operators of these wells include Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, XTO Energy, Inc. and others.

During the first six months of fiscal 2019, Mexco participated with various percentage interests in the drilling of 32 horizontal wells with aggregate costs of approximately $540,000. Of these wells, 26 are in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico and 6 are located in Grady County, Oklahoma.

The first 5 of these wells have been completed with initial average production rates of 1,552 barrels of oil, 2,075 barrels of water and 2,067,000 cubic feet of gas per day, or 1,896 barrels of oil equivalent per day. Mexco’s working interest in these wells is approximately 0.6%.

During the first six months of fiscal 2019, the Company received approximately $33,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in North Dakota and Montana.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and sales of non-core properties.

Crude oil and natural gas prices generally increased during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $45.75 per bbl in October 2017 to a high of $70.75 per bbl in July 2018. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.49 per MMBtu in February 2018 to a high of $6.24 per MMBtu in January 2018. On September 30, 2018 the WTI posted price for crude oil was $69.75 per bbl and the Henry Hub spot price for natural gas was $3.01 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2018:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$450,000	$-	$450,000	$-
Leases (2)	$130,755	$48,212	$82,343	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $23,471 less than 1 year, and $27,383 1-3 years.
(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective May 15, 2018. The total obligation for the remainder of the lease is $173,292 which includes $42,537 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017. There was net income of $22,031 for the quarter ended September 30, 2018 compared to a net loss of $189,170 for the quarter ended September 30, 2017. This was a result of a decrease in operating expenses and an increase in operating revenue that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $701,246 for the second quarter of fiscal 2019, a 15% increase from $610,451 for the same period of fiscal 2018. This resulted from an increase in oil and gas prices and an increase in oil production partially offset by a decrease in gas production.

	2018	2017	% Difference
Oil:
Revenue	$495,231	$382,006	29.6%
Volume (bbls)	8,493	8,470	0.3%
Average Price (per bbl)	$58.31	$45.10	29.3%

Gas:
Revenue	$206,015	$228,445	(9.8%)
Volume (mcf)	73,496	84,120	(12.6%)
Average Price (per mcf)	$2.80	$2.72	2.9%

Production and exploration. Production costs were $250,578 for the second quarter of fiscal 2019, a 2% decrease from $254,842 for the same period of fiscal 2018. This is primarily the result of a decrease in expenses due to the sale of our operated properties in Loving County, Texas.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $205,583 for the second quarter of fiscal 2019, a 28% decrease from $285,507 for the same period of fiscal 2018, primarily due to a decrease in future development costs, gas production and full cost pool amortization base partially offset by a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $226,169 for the second quarter of fiscal 2019, a 3% decrease from $232,869 for the same period of fiscal 2018. This was primarily due to a decrease in accounting fees partially offset by an increase in rent expense related to our office relocation, insurance and legal fees.

Interest expense. Interest expense was $6,446 for the second quarter of fiscal 2019, a 76% decrease from $26,734 for the same period of fiscal 2018, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the three months ended September 30, 2018 and for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 and September 30, 2017 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017. For the six months ended September 30, 2018, there was net income of $36,451 compared to a net loss of $484,722 for the six months ended September 30, 2017. This was a result of a decrease in operating expenses and an increase operating revenues that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,436,599 for the six months ended September 30, 2018, a 14% increase from $1,261,893 for the same period of fiscal 2018. This resulted from an increase in oil prices partially offset by a decrease in gas prices and a decrease in oil and gas production.

	2018	2017	% Difference
Oil:
Revenue	$1,065,294	$805,421	32.3%
Volume (bbls)	17,880	17,969	(0.5%)
Average Price (per bbl)	$59.58	$44.82	32.9%

Gas:
Revenue	$371,305	$456,472	(18.7%)
Volume (mcf)	146,870	174,016	(15.6%)
Average Price (per mcf)	$2.53	$2.62	(3.4%)

Production and exploration. Production costs were $509,513 for the six months ended September 30, 2018, a 10% decrease from $564,705 for the six months ended September 30, 2017. This decrease is primarily the result of XTO Energy, Inc. incorrectly providing us a refund for marketing and transportation fees of approximately $67,000 during this same period last year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $421,658 for the six months ended September 30, 2018, a 29% decrease from $596,765 for the six months ended September 30, 2017, due to a decrease in oil and gas production, future development costs and full cost pool amortization base partially offset by a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $475,207 for the six months ended September 30, 2018, a 12% decrease from $539,528 for the six months ended September 30, 2017. This was primarily due to a decrease in accounting fees partially offset by expenditures due to our office relocation.

Interest expense. Interest expense was $13,367 for the six months ended September 30, 2018, a 75% decrease from $53,950 for the same period fiscal 2018 due to an decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the six months ended September 30, 2018 and for the six months ended September 30, 2017. The effective tax rate for the six months ended September 30, 2018 and September 30, 2017 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At September 30, 2018, we had an outstanding loan balance of $450,000 under our revolving credit agreement, which bears interest at an annual rate equal to the BBA LIBOR daily floating rate, plus 3.0 percentage points. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $4,500 based on the outstanding balance at September 30, 2018.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2018, our largest credit risk associated with any single purchaser was $156,465 or 39% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2019, our pretax income would have changed by $178,800. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2019, our pretax income would have changed by $146,870.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 8, 2018	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 8, 2018	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary