Form 10-Q
period 2018-12-31
MEXCO ENERGY CORP
filed 2019-02-12
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 12, 2019 was 2,040,166.

MEXCO ENERGY CORPORATION

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and March 31, 2018	3

	Consolidated Statements of Operations (Unaudited) for the three months and nine months ended December 31, 2018 and December 31, 2017	4

	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the three months and nine months ended December 31, 2018 and December 31, 2017	5

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2018 and December 31, 2017	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$105,545	$492,610
Accounts receivable:
Oil and gas sales	344,967	395,991
Trade	10,768	436,249
Note receivable	29,948	-
Prepaid costs and expenses	21,347	47,583
Total current assets	512,575	1,372,433

Property and equipment, at cost
Oil and gas properties, using the full cost method	35,868,353	35,224,784
Other	107,484	107,484
Accumulated depreciation, depletion and amortization	(27,070,889)	(26,453,025)
Property and equipment, net	8,904,948	8,879,243

Other noncurrent assets	22,593	149,278
Total assets	$9,440,116	$10,400,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$115,942	$446,815
Total current liabilities	115,942	446,815

Long-term debt	-	700,000
Asset retirement obligations	866,420	852,553
Total liabilities	982,362	1,999,368

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,107,166 and 2,104,266 shares issued; 2,040,166 and 2,037,266 shares outstanding
As of December 31, 2018 and March 31, 2018, respectively	1,053,583	1,052,133
Additional paid-in capital	7,296,944	7,265,601
Retained earnings	453,228	429,853
Treasury stock, at cost – (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,457,754	8,401,586
Total liabilities and stockholders’ equity	$9,440,116	$10,400,954

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2018	2017	2018	2017
Operating revenue:
Oil sales	$452,695	$434,729	$1,517,989	$1,240,151
Natural gas sales	187,448	206,739	558,753	663,210
Other	4,173	13,463	31,093	38,342
Total operating revenues	644,316	654,931	2,107,835	1,941,703

Operating expenses:
Production	211,788	248,865	721,301	813,570
Accretion of asset retirement obligation	9,464	8,639	16,870	25,196
Depreciation, depletion, and amortization	196,206	247,801	617,864	844,566
General and administrative	234,987	225,528	710,194	765,056
Total operating expenses	652,445	730,833	2,066,229	2,448,388

Operating (loss) income	(8,129)	(75,902)	41,606	(506,685)

Other income (expenses):
Interest income	4	34	87	45
Interest expense	(4,951)	(25,360)	(18,318)	(79,310)
Net other expense	(4,947)	(25,326)	(18,231)	(79,265)

(Loss) income before income taxes	(13,076)	(101,228)	23,375	(585,950)

Net (loss) income	$(13,076)	$(101,228)	$23,375	$(585,950)

(Loss) income per common share:
Basic:	$(0.01)	$(0.05)	$0.01	$(0.29)
Diluted:	$(0.01)	$(0.05)	$0.01	$(0.29)

Weighted average common shares outstanding:
Basic:	2,040,166	2,037,266	2,039,165	2,037,266
Diluted:	2,040,166	2,037,266	2,039,165	2,037,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2018	$1,052,133	$7,265,601	$429,853	$(346,001)	$8,401,586
Net income	-	-	23,375	-	23,375
Issuance of stock through Options exercised	1,450	16,791			18,241
Stock based compensation	-	14,552	-	-	14,552
Balance at December 31, 2018	$1,053,583	$7,296,944	$453,228	$(346,001)	$8,457,754

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2018	$1,053,583	$7,288,840	$466,304	$(346,001)	$8,462,726
Net loss	-	-	(13,076)	-	(13,076)
Stock based compensation	-	8,104	-	-	8,104
Balance at December 31, 2018	$1,053,583	$7,296,944	$453,228	$(346,001)	$8,457,754

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2017	$1,052,133	$7,244,848	$751,342	$(346,001)	$8,702,322
Net loss	-	-	(585,950)	-	(585,950)
Stock based compensation	-	17,265	-	-	17,265
Balance at December 31, 2017	$1,052,133	$7,262,113	$165,392	$(346,001)	$8,133,637

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2017	$1,052,133	$7,258,623	$266,620	$(346,001)	$8,231,375
Net loss	-	-	(101,228)	-	(101,228)
Stock based compensation	-	3,490	-	-	3,490
Balance at December 31, 2017	$1,052,133	$7,262,113	$165,392	$(346,001)	$8,133,637

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2018	2,104,266
Issued	2,900
Balance at Dec. 31, 2018	2,107,166

Common stock shares, held in treasury:
Balance at April 1, 2018	(67,000)
Acquisitions	-
Balance at Dec. 31, 2018	(67,000)

Common stock shares, outstanding at December 31, 2018	2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$23,375	$(585,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	14,552	17,265
Depreciation, depletion and amortization	617,864	844,566
Accretion of asset retirement obligations	16,870	25,196
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	476,505	(235,244)
Decrease in prepaid expenses	26,236	17,543
Increase in other noncurrent assets	(4,729)	-
(Decrease) increase in accounts payable and accrued expenses	(347,945)	77,024
Settlement of asset retirement obligations	(2,227)	(7,264)
Net cash provided by operating activities	820,501	153,136

Cash flows from investing activities:
Additions to oil and gas properties	(632,033)	(802,184)
Drilling refunds	-	74,744
Proceeds from sale of oil and gas properties and equipment	111,226	2,548,135
Net cash (used in) provided by investing activities	(520,807)	1,820,695

Cash flows from financing activities:
Proceeds from exercise of stock options	18,241	-
Debt issuance costs	(5,000)	-
Reduction of long-term debt	(700,000)	(1,950,000)
Net cash used in financing activities	(686,759)	(1,950,000)

Net (decrease) increase in cash and cash equivalents	(387,065)	23,831

Cash and cash equivalents at beginning of period	492,610	73,451

Cash and cash equivalents at end of period	$105,545	$97,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,120	$81,415

Non-cash investing and financing activities:
Asset retirement obligations	$5,092	$6,356

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2018, and the results of its operations and cash flows for the interim periods ended December 31, 2018 and 2017. The consolidated financial statements as of December 31, 2018 and for the three and nine month periods ended December 31, 2018 and 2017 are unaudited. The consolidated balance sheet as of March 31, 2018 was derived from the audited balance sheet filed in the Company’s 2018 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2019:

Carrying amount of asset retirement obligations as of April 1, 2018	$862,553
Liabilities incurred	5,092
Liabilities settled	(8,095)
Accretion expense	16,870
Carrying amount of asset retirement obligations as of December 31, 2018	876,420
Less: Current portion	10,000
Non-Current asset retirement obligation	$866,420

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $8,104 and $3,489 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2018 and 2017 was $14,552 and $17,265, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2018 totals approximately $120,115 which is expected to be recognized over a weighted average of 3.70 years.

During the nine months ended December 31, 2018, the Compensation Committee of the Board of Directors approved and the Company granted 40,000 stock options exercisable at $4.84 per share. During the nine months ended December 31, 2017, no stock options were granted. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2018 and 2017. All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2018	2017
Grant-date fair value	$3.25	-
Volatility factor	55.26%	-
Dividend yield	-	-
Risk-free interest rate	2.91%	-
Expected term (in years)	6.25	-

The following table is a summary of activity of stock options for the nine months ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding at April 1, 2018	148,600	$6.54	4.34
Granted	40,000	4.84
Exercised	(2,900)	6.29
Forfeited or Expired	-	-
Outstanding at December 31, 2018	185,700	$6.18	4.93

Vested at December 31, 2018	145,700	$6.55	3.62
Exercisable at December 31, 2018	145,700	$6.55	3.62

During the nine months ended December 31, 2018, stock options covering 2,900 shares were exercised with a total intrinsic value of $6,575. The Company received proceeds of $18,241 from these exercises. During the nine months ended December 30, 2017, no stock options were exercised.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards. There were no stock options forfeited or expired during the nine months ended December 31, 2018 and 2017.

Outstanding options at December 31, 2018 expire between August 2020 and September 2028 and have exercise prices ranging from $4.84 to $7.00.

5. Credit Facility

On December 28, 2018, the Company entered into a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”) which will provide for a credit facility of $1,000,000. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter.

No principal payments are anticipated to be required through the maturity date of the loan, December 28, 2021. Upon closing with WTNB on the Agreement, the Company paid a .5% loan origination fee in the amount of $5,000 plus legal and recording expenses.

Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing fiscal quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of December 31, 2018 and believes it will remain in compliance for the next fiscal year.

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices.

There is no balance outstanding on the WTNB line of credit as of December 31, 2018.

Prior thereto, the Company had a loan agreement with Bank of America, N.A. which provided for a credit facility of $5,570,000 with no monthly commitment reductions and a borrowing base to be evaluated on July 30 and January 1 of each year or at any additional time in the bank’s discretion. The borrowing base was evaluated on July 31, 2018 and set at $525,000. The Agreement was renewed eleven times with the eleventh amendment effective as of March 8, 2017 with a maturity date of November 30, 2020. Under such renewal agreement, interest on the facility accrued at an annual rate equal to the British Bankers Association London Interbank Offered Rate (“BBA LIBOR”) daily floating rate, plus 3.0 percentage points. Interest on the outstanding amount under the credit agreement was payable monthly. The Company was in compliance with the loan agreement as the date of repayment.

On December 28, 2018, in connection with entering into the loan agreement with WTNB described above, the Company repaid in full and terminated its loan agreement with Bank of America, N.A. The $450,000 amount owed was repaid using Company funds and no early termination fees were incurred.

The following table is a summary of activity on the Bank of America, N.A. line of credit for the nine months ended December 31, 2018:

Principal
Balance at April 1, 2018:	$700,000
Borrowings	-
Repayments	700,000
Balance at December 31, 2018:	$-

On December 26, 2018, the Company deposited $26,250 into a Cash Collateral Account at Bank of America, N.A. to collateralize one outstanding letter of credit for $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates. This letter of credit renews annually.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of December 31, 2018. Our deferred tax asset is $1,248,620 as of December 31, 2018 with a valuation amount of $1,248,620. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

7. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2018 and 2017 was $12,487 and $11,873, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2018 and 2017 was $39,508 and $30,355, respectively.

8. Loss (Income) Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic net (loss) income per share and diluted (loss) income per share for the three and nine month periods ended December 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2018	2017	2018	2017
Net (loss) income	$(13,076)	$(101,228)	$23,375	$(585,950)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,040,166	2,037,266	2,039,165	2,037,266
Effect of assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. shares outstanding – dilutive	2,040,166	2,037,266	2,039,165	2,037,266

(Loss) income per common share:
Basic	$(0.01)	$(0.05)	$0.01	$(0.29)
Diluted	$(0.01)	$(0.05)	$0.01	$(0.29)

Due to a net loss for the three months ended December 31, 2018 and 2017, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

For the nine months ended December 31, 2018, 185,700 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the price of the options was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.18 at December 31, 2018. Due to a net loss for the nine months ended December 31, 2017, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Our long term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalties and working interests and non-operated properties in areas with significant development potential.

For the first nine months of fiscal 2019, cash flow from operations was $820,501, a 436% increase when compared to the corresponding period of fiscal 2018 primarily as a result of a decrease in accounts receivable and an increase in oil and gas revenues. Cash of $700,000 was used to pay off the line of credit, net cash of $520,807 was used for additions to oil and gas properties, cash of $5,000 was used for the issuance of our new loan agreement and cash of $18,241 was received from proceeds from the exercise of employee stock options. Accordingly, net cash decreased $387,065, leaving cash and cash equivalents on hand of $105,545 as of December 31, 2018.

At December 31, 2018, we had working capital of $396,633 compared to working capital of $925,618 at March 31, 2018, a decrease of $528,985 primarily due to a decrease in cash for reduction of our long term debt.

Oil and Natural Gas Property Development. In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently expects to participate in the drilling and completion of approximately 50 horizontal wells at an estimated aggregate cost of approximately $1,300,000 for the fiscal year ending March 31, 2019. The operators of these wells include Apache Corporation, Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, XTO Energy, Inc. and others.

During the first nine months of fiscal 2019, Mexco participated with various percentage interests in the drilling of 41 horizontal wells with aggregate costs of approximately $715,000. Of these wells, 35 are in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico and 6 are located in Grady County, Oklahoma.

The first 13 of these wells have been completed and are currently producing. Another 28 wells are being drilled and completed.

During the first nine months of fiscal 2019, the Company received approximately $33,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in North Dakota and Montana.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $39.25 per bbl in December 2018 to a high of $73.00 per bbl in October 2018. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.49 per MMBtu in February 2018 to a high of $6.24 per MMBtu in January 2018. On December 31, 2018 the WTI posted price for crude oil was $42.25 per bbl and the Henry Hub spot price for natural gas was $3.25 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2018:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$-	$-	$-	$-
Leases (2)	$118,718	$48,610	$70,108	$-

(1)	These amounts represent the balances outstanding under the bank line of credit.
(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a three year lease agreement effective May 15, 2018. The total obligation for the remainder of the lease is $157,338 which includes $38,620 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2018 and 2017. For the quarter ended December 31, 2018, the net loss of $13,076 compared to a net loss of $101,228 for the quarter ended December 31, 2017 was a result of a decrease in operating expenses and interest expense as further explained below.

Oil and gas sales. Revenue from oil and gas sales was $640,143 for the third quarter of fiscal 2019, a .2% decrease from $641,468 for the same period of fiscal 2018. This resulted from an increase in oil production offset by a decrease in gas production and a decrease in oil and gas prices.

	2018	2017	% Difference
Oil:
Revenue	$452,695	$434,729	4.1%
Volume (bbls)	9,210	8,209	12.2%
Average Price (per bbl)	$49.15	$52.96	(7.2%)

Gas:
Revenue	$187,448	$206,739	(9.3%)
Volume (mcf)	72,334	76,033	(4.9%)
Average Price (per mcf)	$2.59	$2.72	(4.8%)

Production and exploration. Production costs were $211,788 for the third quarter of fiscal 2019, a 15% decrease from $248,865 for the same period of fiscal 2018. This is primarily the result of a decrease in expenses due to the sale of our marginal operated properties in Loving County, Texas.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $196,206 for the third quarter of fiscal 2019, a 21% decrease from $247,801 for the same period of fiscal 2018, primarily due to a decrease in future development costs, gas production and full cost pool amortization base partially offset by a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $234,987 for the third quarter of fiscal 2019, a 4% increase from $225,528 for the same period of fiscal 2018. This was primarily due to an increase in salaries, stock option compensation, legal fees, rent expense partially offset by a decrease in accounting fees and engineering services.

Interest expense. Interest expense was $4,951 for the third quarter of fiscal 2019, an 80% decrease from $25,360 for the same period of fiscal 2018, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the quarter ended December 31, 2018 and the quarter ended December 31, 2017. The effective tax rate for the three months ended December 31, 2018 and December 31, 2017 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Nine Months Ended December 31, 2018 and 2017. For the nine months ended December 31, 2018, the net income of $23,375 compared to a net loss of $585,950 for the nine months ended December 31, 2017 was a result of a decrease in operating expenses and an increase operating revenues that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,076,742 for the nine months ended December 31, 2018, a 9% increase from $1,903,361 for the same period of fiscal 2018. This resulted from an increase in oil price and production partially offset by a decrease in gas price and production.

	2018	2017	% Difference
Oil:
Revenue	$1,517,989	$1,240,151	22.4%
Volume (bbls)	27,090	26,178	3.5%
Average Price (per bbl)	$56.04	$47.37	18.3%

Gas:
Revenue	$558,753	$663,210	(15.8%)
Volume (mcf)	219,204	250,049	(12.3%)
Average Price (per mcf)	$2.55	$2.65	(3.8%)

Production and exploration. Production costs were $721,301 for the nine months ended December 31, 2018, an 11% decrease from $813,570 for the nine months ended December 31, 2017. This is primarily the result of a decrease in expenses due to the sale of our operated properties in Loving County, Texas.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $617,864 for the nine months ended December 31, 2018, a 27% decrease from $844,566 for the nine months ended December 31, 2017, primarily due to a decrease in future development costs, gas production and full cost pool amortization base partially offset by a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $710,194 for the nine months ended December 31, 2018, a 7% decrease from $765,056 for the nine months ended December 31, 2017. This was primarily due to a decrease in accounting fees partially offset by expenditures due to our office relocation.

Interest expense. Interest expense was $18,318 for the nine months ended December 31, 2018, a 77% decrease from $79,310 for the nine months ended December 31, 2017 due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax for the nine months ended December 31, 2018 and for the nine months ended December 31, 2017. The effective tax rate for the nine months ended December 31, 2018 and December 31, 2017 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2018, our largest credit risk associated with any single purchaser was $145,296 or 42% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2019, pretax income or loss would have changed by $270,900. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2019, pretax income or loss would have changed by $219,204.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 12, 2019	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 12, 2019	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

INDEX TO EXHIBITS

Exhibit
Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.3	First Amendment to Loan Agreement dated December 28, 2009 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.4	Second Amendment to Loan Agreement dated March 1, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.5	Third Amendment to Loan Agreement dated September 30, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.6	Fourth Amendment to Loan Agreement dated October 22, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.7	Fifth Amendment to Loan Agreement dated December 28, 2011 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.8	Sixth Amendment to Loan Agreement dated October 22, 2012 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.9	Seventh Amendment to Loan Agreement dated October 25, 2013 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.10	Eighth Amendment to Loan Agreement dated September 10, 2014 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.11	Ninth Amendment to Loan Agreement dated February 13, 2015 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.12	Tenth Amendment to Loan Agreement dated March 31, 2016 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated June 27, 2017, and incorporated herein by reference.

10.13	Eleventh Amendment to Loan Agreement dated March 8, 2017 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008, and incorporated herein by reference.

10.14	Loan Agreement between West Texas National Bank and Mexco Energy Corporation dated December 28, 2018 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

