Form 10-K
period 2019-03-31
MEXCO ENERGY CORP
filed 2019-06-24
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31785

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

415 W. Wall, Suite 475	79701
Midland, Texas	(Zip Code)
(Address of principal executive offices)

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2018 (the last business day of the Registrant’s most recently completed second quarter) was $4,717,449 based on Mexco Energy Corporation’s closing common stock price of $5.60 per share on that date as reported by the NYSE American.

There were 2,040,166 shares of the registrant’s common stock outstanding as of June 21, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders to be held on September 12, 2019, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2019, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2019 were approximately 1.937 million barrels of oil equivalent (“MMBOE”) of which 54% was oil and natural gas liquids and 46% was natural gas, and our estimated present value of proved reserves was approximately $22 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below. During fiscal 2019, we added proved reserves of 275 thousand BOE (“MBOE”) through extensions and discoveries and subtracted 365 MBOE through downward revisions of previous estimates. Such downward revisions are primarily the result of the restructuring of our plans for development of our operated property in Ector County, Texas due to market conditions partially offset by pricing and successful development in the Delaware and Midland Basins.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2020.

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

From 1983 to 2019, Mexco Energy Corporation made approximately 80 acquisitions of producing oil and gas properties including royalties, overriding royalties, minerals and working interests both operated and non-operated plus the following most significant and recent acquisitions:

1993-2010	Tabbs Bay Oil Company and Thompson Brothers Lumber Company, respectively dissolved in 1957 and 1947. Purchase covering thousands of acres located respectively in 19 counties of Texas, 3 parishes of Louisiana and one county in Arkansas and 8 counties of Texas, respectively consisting of various mineral, royalty and overriding royalty interests.

1997	Forman Energy Corporation, purchase price of $1,591,000 consisting of primarily working interests in approximately 634 wells located in 12 states.

2010	Southwest Texas Disposal Corporation, purchase price $478,000 consisting of royalty interests in over 300 wells located in 60 counties and parishes of 6 states.

2012	TBO Oil and Gas, LLC, purchase price of $1,150,000 consisting of working interests in approximately 280 wells located in 16 counties of 3 states.

2014	Royalty interests, purchase price of $200,000 covering 43 wells in 12 counties of eight states, primarily in Texas.

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

Industry Environment and Outlook

The challenging commodity price environment continued in fiscal 2019. Commodity prices improved but continue to be volatile. In light of these challenges facing our industry and in response to the continued challenging environment, our primary business strategies for fiscal 2020 will continue to include: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) divesting of non-core assets, and (3) working to balance capital spending with cash flows to minimize borrowings, reduce debt and maintain ample liquidity.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2019 operating results and potential impact on fiscal 2020 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2019, oil constituted approximately 54% of our total proved reserves and approximately 72% of our revenues for fiscal 2019. Revenues from oil and gas royalty interests accounted for approximately 27% of our revenues for fiscal 2019.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Loving County, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 70% of our discounted future net cash flows from proved reserves and 78% of our net revenues.

The Delaware Basin properties, encompassing 29,625 gross acres, 294 net acres, 488 gross producing wells and 5 net wells account for approximately 34% of our discounted future net cash flows from proved reserves as of March 31, 2019. Of these discounted future net cash flows from proved reserves, approximately 10% are attributable to proven undeveloped reserves which will be developed through new drilling. For fiscal 2019, these properties accounted for 45% of our gross revenues and 56% of our net revenues.

The Midland Basin properties, encompassing 99,183 gross acres, 298 net acres, 1,000 gross producing wells and 3 net wells account for approximately 36% of our discounted future net cash flows from proved reserves as of March 31, 2019. Of these discounted future net cash flows from proved reserves, approximately 29% are attributable to proven undeveloped reserves which will be developed through new drilling. For fiscal 2019, these properties accounted for 20% of our gross revenues and 25% of our net revenues.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 27 gross wells and .13 net wells in Pecos County, Texas, account for approximately 10% of our discounted future net cash flows from proved reserves as of March 31, 2019. Of these discounted future net cash flows from proved reserves, approximately 9% are attributable to proven undeveloped reserves which will be developed through new drilling in the horizontal Wolfcamp. For fiscal 2019, these properties accounted for 2% of our gross revenues and 2% of our net revenues. All of these properties, except for one, are royalty interests.

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

We own partial interests in approximately 6,100 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia and North Dakota. We own 100% working interests in and operate 3 producing wells in Ector County, Texas. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2019	35,359	295,133
2018	34,743	318,774
2017	34,689	356,268
2016	38,930	407,939
2015	29,557	369,034

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

Major Customers

We made sales that amounted to 10% or more of revenues as follows for the year ended March 31:

	2019	2018
Company A	42%	37%

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

Climate Change. In December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other greenhouse gases (“GHGs”) endanger public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. Based on those findings, the EPA adopted and implemented various regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Among other things, these covered reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations, and power plant performance standards that were intended to lead to the creation of additional state GHG control programs. On August 3, 2015, the EPA issued new regulations limiting GHG emissions. Under these regulations, nationwide carbon dioxide emissions would be reduced by approximately 30 percent from 2005 levels by 2030 with a flexible interim goal. Several industry groups and states challenged the rule. On February 9, 2016, the U.S. Supreme Court stayed the implementation of this rule pending judicial review. On March 28, 2017, President Trump signed an Executive Order directing the EPA to review the regulations, and on April 4, 2017, the EPA announced that it was reviewing the 2015 carbon dioxide regulations. On April 28, 2017, the U.S. Court of Appeals for the District of Columbia stayed the litigation pending the current administration’s review. That stay was extended for another 60 days on August 8, 2017. On October 10, 2017, the EPA initiated the formal rulemaking process to repeal the regulations. In August 2018, the EPA proposed the Affordable Clean Energy rule as a replacement to the 2015 regulations. The EPA’s proposals are subject to public comment and likely legal challenge, and as such, we cannot predict at this time what impact the rulemaking will have on the demand for oil and natural gas production and our operations.

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

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2019. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2020.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2019.

Name	Age	Position
Nicholas C. Taylor	81	Chairman and Chief Executive Officer
Tamala L. McComic	50	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	74	Vice President and Secretary

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

Tamala L. McComic, a Certified Public Accountant, became Controller for the Company in July 2001 and was elected President and Chief Financial Officer in September 2011. She served the Company as Executive Vice President and Chief Financial Officer from 2009 to 2011 and Vice President and Chief Financial Officer from 2003 to 2009. Prior thereto, Ms. McComic served as Treasurer and Assistant Secretary of the Company.

Donna Gail Yanko was appointed to the position of Vice President of the Company in 1990. She has also served as Corporate Secretary since 1992 and from 1986 to 1992 was Assistant Secretary. From 1986 to 2015, on a part-time basis, she assisted the Chairman of the Board of the Company in his personal business activities. Ms. Yanko also served as a director of the Company from 1990 to 2008.

Employees

As of March 31, 2019, we had two full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future. We also utilize the services of independent contractors to perform well drilling and production operations, including pumping, maintenance, inspection and testing.

Office Facilities

At March 31, 2019, our principal offices are located at 415 W. Wall, Suite 475, Midland, Texas 79701 and our telephone number is (432) 682-1119. We believe our new facilities are adequate for our current operations and future needs.

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

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. We incurred impairment charges during fiscal 2016 and may incur additional impairment charges in the future, particularly if commodity prices decline, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. There were no ceiling test impairments on our oil and gas properties during fiscal 2019 and 2018.

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

Approximately 48% and 49% of our total estimated net proved reserves at March 31, 2019 and 2018, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2019, differentials averaged $5.81 per Bbl of oil and $0.30 per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

Our management and outside operators have specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including crude oil and natural gas prices, the availability of capital, costs, drilling results, regulatory approvals and other factors. If future drilling results in these projects do not establish sufficient reserves to achieve an economic return, we may curtail drilling in these projects. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce crude oil or natural gas from these or any other potential drilling locations.

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

In December 2017, Congress enacted the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The law made significant changes to U.S. federal income tax laws, including reducing the corporate income tax rate from 35 percent to 21 percent, repealing the corporate alternative minimum tax (“AMT”), partially limiting the deductibility of interest expense and net operating losses (“NOLs”), eliminating the deduction for certain U.S. production activities and allowing the immediate deduction of certain new investments in lieu of depreciation expense over time.

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

Additionally, future legislation could be enacted that increases the taxes or fees imposed on oil and natural gas extraction. Any such legislation could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil and natural gas.

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

As of March 31, 2019, our executive officers and directors beneficially owned approximately 52% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2019, we had interests in approximately 6,100 gross (24 net) oil and gas wells and owned leasehold mineral and royalty interests in approximately 553,000 gross (3,712 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2019 were $53.71 per bbl of oil and $50.63 in 2018, an increase of 6%, and $2.77 per mcf of natural gas and $3.03 in 2018, a decrease of 9%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2019. The benchmark price of $59.52 per bbl of oil at March 31, 2019 versus $49.94 at March 31, 2018, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions. The benchmark price of $3.07 per mcf of natural gas at March 31, 2019 versus $3.00 at March 31, 2018, was adjusted by lease for BTU content, transportation fees and regional price differentials.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2019 and 2018 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC. As stated above, Mexco retained Hall and Associates to prepare estimates of our oil and gas reserves. Management works closely with this firm, and is responsible for providing accurate operating and technical data to it. Our Chief Financial Officer who has over 25 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Alan Neal, the technical person at Hall and Associates responsible for evaluating the proved reserves covered by this report. Mr. Neal is a member of the Society of Petroleum Engineers and has over 35 years of experience in the oil and gas industry. Our Chairman and Chief Executive Officer who has over 45 years of experience in the oil and gas industry also reviews the final reserves estimate.

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

PROVED RESERVES

	March 31,
	2019	2018
Oil (Bbls):
Proved developed – Producing	341,890	379,390
Proved developed – Non-producing	34,710	11,350
Proved undeveloped	663,860	805,980
Total	1,040,460	1,196,720

Natural gas (Mcf):
Proved developed – Producing	3,420,730	3,774,490
Proved developed – Non-producing	402,710	328,900
Proved undeveloped	1,557,250	1,383,120
Total	5,380,690	5,486,510

Total net proved reserves (BOE)	1,937,240	2,111,140

PV-10 Value (1)	$22,317,300	$22,001,900
Present value of future income tax discounted at 10%	(3,065,100)	(3,125,900)
Standardized measure of discounted future net cash flows (2)	$19,252,200	$18,876,000

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$2.77	$3.03
Oil (per Bbl)	$53.71	$50.63

(1)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
(2)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month first day of the month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.
(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials and did not give effect to derivative transactions.

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2019, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

During the fiscal year ending March 31, 2019, we participated in the development of 26 wells converting reserves of approximately 64,000 BOE from proved undeveloped to proved developed – producing with capital cost of approximately $828,000.

Oil and gas prices significantly impact the calculation of the PV-10 and the standardized measure of discounted future net cash flows. The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company’s proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The 10% discount factor used to calculate present value, which is required by Accounting Standard Codification (“ASC”) 932, “Extractive Activities – Oil and Gas”, may not necessarily be the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2019		2018
	Gross	Net	Gross	Net
Exploratory Wells
Nonproductive – Vertical	1	.02	-	-
Total	1	.02	-	-

Development Wells
Productive - Horizontal	43	.12	23	.10
Productive - Vertical	3	.01	2	.01
Nonproductive - Vertical	1	-	-	-
Total	47	.14	25	.11

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us. The net numbers above represent Mexco’s working interest in the gross wells.

In addition to the working interests mentioned above, other operators drilled 113 gross wells (.08 net wells) on company-owned minerals and royalties at no expense to the Company.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2019, we held an interest in approximately 6,100 gross (24 net) productive wells, including approximately 4,900 wells in which we held an overriding or royalty interest and 1,200 wells in which we held a working interest. Mexco operates 3 of its working interest producing wells.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2019:

	Developed Acres
	Gross	Net
Texas	353,300	1,949
Oklahoma	84,400	1,334
New Mexico	30,000	280
Louisiana	37,700	59
North Dakota	22,500	29
Kansas	10,600	41
Montana	6,100	2
Wyoming	3,800	5
Arkansas	1,000	5
Mississippi	1,600	3
Alabama	700	3
Colorado	1,100	1
Virginia	100	1
Total	552,900	3,712

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Year Ended March 31,
	2019	2018
Oil (a):
Production (Bbls)	35,359	34,743
Revenue	$1,921,391	$1,789,736
Average Bbls per day (d)	97	95
Average sales price per Bbl	$54.34	$51.51
Gas (b):
Production (Mcf)	295,133	318,774
Revenue	$726,486	$860,496
Average Mcf per day (d)	809	873
Average sales price per Mcf	$2.46	$2.70
Production cost:
Production cost	$748,038	$870,806
Production and ad valorem taxes	$188,362	$199,641
Total BOE (c)	84,548	87,872
Production cost per BOE	$8.85	$9.91
Production cost per sales dollar	$0.28	$0.33
Total oil and gas revenue	$2,647,877	$2,650,232

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365 day year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In September 2003, our common stock began trading on the NYSE American, formerly the American Stock Exchange and more recently the NYSE MKT, under the symbol “MXC”. Prior to September 2003, the Company’s common stock was traded on the over-the-counter bulletin board market under the symbol “MEXC”. The registrar and transfer agent is Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, North Carolina, 27560 (Tel: 877-481-4014). The following table sets forth certain information as to the high and low sales price quoted for Mexco’s common stock on the NYSE American.

		High	Low
2019:	April - June 2018	$6.94	$3.07
	July - September 2018	14.49	4.85
	October - December 2018	6.40	2.70
	January - March 2019	5.36	2.85

2018:	April - June 2017	$4.95	$3.72
	July - September 2017	5.85	4.40
	October - December 2017	4.65	3.82
	January - March 2018	5.04	3.06

On June 18, 2019, the closing sales price of our common stock on the NYSE American was $3.44 per share.

Stockholders

As of March 31, 2019, we had 2,107,166 shares issued and 868 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2019, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	185,700	$6.18	10,000
Total	200,000	185,700	$6.18	10,000

Issuer Repurchases

In September 2018, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

There were no shares of our common stock repurchased for the treasury account during the fiscal years ended March 31, 2019 and 2018.

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

For the year ended March 31, 2019, cash flow from operations was $1,012,328, a 130% increase when compared to the corresponding period of fiscal 2018. Net cash from investing activities of $655,395 was used for additions to oil and gas properties, cash of $700,000 was used to pay off the line of credit, cash of $39,532 was used for the issuance of our new loan agreement and cash of $18,241 was received from proceeds from the exercise of employee stock options. Accordingly, net cash decreased $364,358, leaving cash and cash equivalents on hand of $128,252 as of March 31, 2019.

We had working capital of $395,895 as of March 31, 2019 compared to working capital of $925,618 as of March 31, 2018, a decrease of $529,723 for the reasons set forth below.

Oil and Natural Gas Property Development

In addition to 113 gross wells (.08 net wells) drilled by other operators on Mexco’s royalty interests, the Company participated in the drilling and completion of 43 horizontal wells and 5 vertical wells at a cost of approximately $900,000 for the fiscal year ending March 31, 2019. Of these horizontal wells, 36 are in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico and 7 are located in Grady County, Oklahoma. The operators of these wells include Apache Corporation, Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, XTO Energy, Inc. and others.

Five of these wells were completed in September 2018 and tested at an average rate of 1,553 barrels of oil; 2,075 barrels of water; and 2,067,000 cubic feet of gas per day, or 1,899 barrels of oil equivalent per day. These wells are in the Upper Wolfcamp formation located in Lea County, New Mexico. Mexco’s working interest in these wells is .6%.

Two of these wells are in the Yeso/Paddock formations of the Dodd Federal Unit in the Grayburg San Andres Jackson Field of Eddy County, New Mexico and operated by Concho Resources, Inc. These wells began producing in December 2018 at an initial average rate of 337 barrels of oil; 1,914 barrels of water; and 160,000 cubic feet of gas per well per day, or 364 barrels of oil equivalent per day. Mexco’s working interest in this unit is .1848%.

Four of these wells began producing in February 2019 at an initial average rate of 1,445 barrels of oil; 3,994 barrels of water; and 4,500,000 cubic feet of gas per day, or 2,195 barrels of oil equivalent per day. These wells, operated by Marathon Oil Company, are in the Wolfcamp formation located in Lea County, New Mexico. Mexco’s working interest in these wells is .03%.

In addition, two wells were completed in March 2019 and tested at an average rate of 1,934 barrels of oil; 1,950 barrels of water; and 2,153,000 cubic feet of gas per day, or 2,259 barrels of oil equivalent per day. These wells are in the Bone Spring formation located in Lea County, New Mexico. Mexco’s working interest in these wells is .5%.

There were eleven additional wells that began producing throughout the fiscal year at an initial average rate of 470 barrels of oil; 2,148 barrels of water; and 1,431,000 cubic feet of gas per day, or 708 barrels of oil equivalent per day. Three wells, operated by XTO Energy, Inc., are in the Bone Spring formation located in Eddy County, New Mexico. And the other eight wells, operated by Marathon Oil Company and Mewbourne Oil Company, are in the Purple Sage formation located in Lea County, New Mexico. Mexco’s working interest in these various wells range from .008% to .031%.

The remaining 19 of the 48 wells have been drilled and are in various stages of completion and testing.

During fiscal 2019, the Company continued its policy of selling non-core assets in order to concentrate on the development of more profitable assets and to pay down debt. The Company received approximately $33,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in North Dakota and Montana; approximately $72,000 in cash from a sale of joint venture leasehold marginal producing working interests in Ward and Winkler Counties in Texas; and, approximately $51,000 in cash from the sale of additional leasehold acreage in Eddy County, New Mexico.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $39.25 per bbl in December 2018 to a high of $73.00 per bbl in October 2018. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.54 per MMBtu in February 2019 to a high of $4.70 per MMBtu in November 2018.

On March 31, 2019 the WTI posted price for crude oil was $56.50 per bbl and the Henry Hub spot price for natural gas was $2.73 per MMBtu. See Results of Operations below for realized prices.

Results of Operations

Fiscal 2019 Compared to Fiscal 2018

We had a net loss of $12,946 for the year ended March 31, 2019 compared to a net loss of $321,489 for the year ended March 31, 2018. This is primarily the result of a decrease in operating expenses and interest expense as further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,647,877 for the year ended March 31, 2019, a .1% decrease from $2,650,232 for the year ended March 31, 2018. This resulted from an increase in oil price and production partially offset by a decrease in gas price and production. The following table sets forth our oil and gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2019	2018	% Difference
Oil:
Revenue	$1,921,391	$1,789,736	7.4%
Volume (bbls)	35,357	34,743	1.8%
Average Price (per bbl)	$54.34	$51.51	5.5%

Gas:
Revenue	$726,486	$860,496	(15.6%)
Volume (mcf)	295,133	318,774	(7.4%)
Average Price (per mcf)	$2.46	$2.70	(8.9%)

Production and exploration. Production costs were $936,400 in fiscal 2019, a 13% decrease from $1,070,447 in fiscal 2018. This was primarily the result of a decrease in lease operating expenses due to the sale of our marginal operated properties in Loving County, Texas.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $802,425 in fiscal 2019, a 9% decrease from $880,419 in fiscal 2018. This was primarily due to a decrease in gas production and a decrease in the full cost pool as a result of a decrease in future development costs partially offset by a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $911,927 for the year ended March 31, 2019, a 5% decrease from $955,147 for the year ended March 31, 2018. This was primarily due to a decrease in accounting fees partially offset by an increase in rent, engineering services and legal fees.

Interest expense. Interest expense was $21,931 in fiscal 2019, a 76% decrease from $89,537 in fiscal 2018, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax for fiscal 2019 or fiscal 2018. The effective tax rate for fiscal 2019 and fiscal 2018 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

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

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2019:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$106,682	$48,810	$57,872	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective May 15, 2018. The total obligation for the remainder of the lease is $141,385 which includes $34,703 billed to and reimbursed by our majority shareholder for his portion of the shared office space.

Alternative Capital Resources

Although we have primarily used cash from operating activities, the sales of assets and funding from the line of credit as our primary capital resources, we have in the past, and could in the future, use alternative capital resources. These could include joint ventures, carried working interests and issuances of our common stock through a private placement or public offering.

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

Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the sale would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well or lease or field basis versus the “full cost” pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher DD&A rate on our crude oil and natural gas properties.

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

Revenue Recognition - Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017 and supersedes any previous revenue recognition guidance. On April 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach which only applies to contracts that were not completed as of the date of initial application. Recognition of revenue involves a five step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing revenue as the obligations are satisfied.

Adoption of this new standard did not have a material impact on the Company’s financial statements. When comparing the Company’s historical revenue recognition to the newly applied revenue recognition under Topic 606, there was no material change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented in the unaudited consolidated financial statements. Upon adoption the Company had not altered its existing information technology and internal controls outside of the contract review processes in order to identify impacts of future revenue contracts the Company may enter into.

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

In accordance with ASC Topic 606, the Company now records transportation and processing costs that are incurred after control of its product has transferred to the customer as a reduction of “Natural gas sales” on the Consolidated Statement of Operations. Prior to the adoption of ASC Topic 606, these transportation and processing costs were recorded as an expense within “Production” expenses on the Consolidated Statements of Operations. There was no impact to net loss or retained earnings as a result of adopting ASC Topic 606.

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

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, Topic 842 Leases, which requires companies to include leases with a term greater than one year on their balance sheets, but recognize lease costs on the income statement in a manner similar to accounting for leases prior to ASU 2016-02. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company has evaluated the provisions of this ASU and does not anticipate a significant impact on the consolidated financial statements from this amendment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. On March 31, 2019, we did not have an outstanding loan balance on our credit agreement.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2019, our largest credit risk associated with any single purchaser was $138,508 or 40% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by five dollars per barrel for fiscal 2019, our oil and gas revenue would have changed by $176,785. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2019, oil and gas revenue would have changed by $295,133.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2019.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 12, 2019 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2019, which is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements. For a list of the consolidated financial statements filed as part of this Form 10-K, see the “Index to Consolidated Financial Statements” set forth on page 33 of this report.

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

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	Chairman of the Board and Chief Executive Officer		President and Chief Financial Officer

Dated:	June 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 24, 2019, by the following persons on behalf of the Registrant and in the capacity indicated.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mexco Energy Corporation

Midland, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

Midland, Texas

June 24, 2019

We have served as the Company’s auditor since 2017.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$128,252	$492,610
Accounts receivable:
Oil and natural gas sales	349,600	395,991
Trade	-	436,249
Note receivable	30,421	-
Prepaid costs and expenses	53,735	47,583
Total current assets	562,008	1,372,433

Property and equipment, at cost
Oil and gas properties, using the full cost method	35,907,677	35,224,784
Other	113,043	107,484
Accumulated depreciation, depletion and amortization	(27,255,451)	(26,453,025)
Property and equipment, net	8,765,269	8,879,243

Other noncurrent assets	122,407	149,278
Total assets	$9,449,684	$10,400,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$166,113	$446,815
Total current liabilities	166,113	446,815

Long-term debt	-	700,000
Asset retirement obligations	854,034	852,553
Total liabilities	1,020,147	1,999,368

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,107,166 and 2,104,266 share issued; 2,040,166 and 2,037,266 outstanding As of March 31, 2019 and 2018, respectively	1,053,583	1,052,133
Additional paid-in capital	7,305,048	7,265,601
Retained earnings	416,907	429,853
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,429,537	8,401,586
Total liabilities and stockholders’ equity	$9,449,684	$10,400,954

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2019	2018
Operating revenues:
Oil sales	$1,921,391	$1,789,736
Natural gas sales	726,486	860,496
Other	38,996	55,003
Total operating revenues	2,686,873	2,705,235

Operating expenses:
Production	936,400	1,070,447
Accretion of asset retirement obligation	27,775	31,460
Depreciation, depletion and amortization	802,425	880,419
General and administrative	911,927	955,147
Total operating expenses	2,678,527	2,937,473

Operating income (loss)	8,346	(232,238)

Other income (expenses):
Interest income	639	286
Interest expense	(21,931)	(89,537)
Net other expense	(21,292)	(89,251)

Loss before provision for income taxes	(12,946)	(321,489)

Income tax	-	-

Net loss	$(12,946)	$(321,489)

Loss per common share:
Basic:	$(0.01)	$(0.16)
Diluted:	$(0.01)	$(0.16)

Weighted average common shares outstanding:
Basic:	2,039,412	2,037,266
Diluted:	2,039,412	2,037,266

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2019 and 2018

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2017	$1,052,133	$7,244,848	$751,342	$(346,001)	$8,702,322
Net loss	-	-	(321,489)	-	(321,489)
Stock based compensation	-	20,753	-	-	20,753
Balance at March 31, 2018	$1,052,133	$7,265,601	$429,853	$(346,001)	$8,401,586
Net loss	-	-	(12,946)	-	(12,946)
Issuance of stock through
Options exercised	1,450	16,791	-	-	18,241
Stock based compensation	-	22,656	-	-	22,656
Balance at March 31, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537

SHARE ACTIVITY
		2019	2018
Common stock shares, issued:
At beginning of year		2,104,266	2,104,266
Issued		2,900	-
At end of year		2,107,166	2,104,266

Common stock shares, held in treasury:
At beginning of year		(67,000)	(67,000)
Acquisitions		-	-
At end of year		(67,000)	(67,000)

Common stock shares, outstanding
At end of year		2,040,166	2,037,266

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2019	2018
Cash flows from operating activities:
Net loss	$(12,946)	$(321,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	22,656	20,753
Depreciation, depletion and amortization	802,425	880,419
Accretion of asset retirement obligations	27,775	31,460
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	482,640	(437,083)
Increase in prepaid expenses	(6,152)	(11,258)
Increase in current assets	(5,202)	-
(Decrease) increase in accounts payable and accrued expenses	(284,219)	303,831
Settlement of asset retirement obligations	(14,649)	(25,609)
Net cash provided by operating activities	1,012,328	441,024

Cash flows from investing activities:
Additions to oil and gas properties	(812,140)	(1,092,657)
Additions to other property and equipment	(5,559)
Drilling refunds	-	108,646
Proceeds from sale of oil and gas properties and equipment	162,304	3,162,146
Net cash (used in) provided by investing activities	(655,395)	2,178,135

Cash flows from financing activities:
Reduction of long-term debt	(700,000)	(2,200,000)
Debt issuance costs	(39,532)	-
Proceeds from exercise of stock options	18,241	-
Net cash used in financing activities	(721,291)	(2,200,000)

Net (decrease) increase in cash and cash equivalents	(364,358)	419,159

Cash and cash equivalents at beginning of period	492,610	73,451

Cash and cash equivalents at end of period	$128,252	$492,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,120	$94,880

Non-cash investing and financing activities:
Asset retirement obligations	$8,658	$6,689

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2019 and 2018

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in thirteen states. Although the Company’s oil and gas interests predominately are operated by others, the Company operates three wells on a lease in which it owns a 100% working interest.

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2019, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ended March 31, 2019 and 2018, no allowance has been made for doubtful accounts.

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

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool). Impairments transferred to the DD&A pool increase the DD&A rate. No costs were excluded for the years ended March 31, 2019 and 2018.

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

Revenue Recognition - Revenue from Contracts with Customers. On April 1, 2018, the Company adopted Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for reporting periods beginning April 1, 2018, are presented in accordance with ASC Topic 606, while prior period amounts are reported in accordance with ASC Topic 605, Revenue Recognition.

In accordance with ASC Topic 606, the Company now records transportation and processing costs that are incurred after control of its product has transferred to the customer as a reduction of “Natural gas sales” on the Consolidated Statement of Operations. Prior to the adoption of ASC Topic 606, these transportation and processing costs were recorded as an expense within “Production” expenses on the Consolidated Statements of Operations. There was no impact to net loss or retained earnings as a result of adopting ASC Topic 606.

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

Recent Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Topic 842 Leases, which requires companies to include leases with a term greater than one year on their balance sheets, but recognize lease costs on the income statement in a manner similar to accounting for leases prior to ASU 2016-02. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company has evaluated the provisions of this ASU and does not expect it to have a material impact on its financial statements.

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

The fair value amount reported in the accompanying consolidated balance sheets for long-term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. See the Company’s Note 5 on Credit Facility for further discussion.

4. Property Sales

During fiscal 2019, the Company continued its policy of selling non-core assets in order to concentrate on the development of more profitable assets and to pay down debt. The Company received approximately $33,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in North Dakota and Montana; approximately $72,000 in cash from a sale of joint venture leasehold marginal producing working interests in Ward and Winkler Counties in Texas; and, approximately $51,000 in cash from the sale of additional leasehold acreage in Eddy County, New Mexico. Other immaterial dispositions and purchase price adjustments amounted to approximately $6,000.

During fiscal 2018, the Company sold non-core assets for a total of approximately $3.2 million.

5. Credit Facility

The Company has a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”), which provided for a credit facility of $1,000,000. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

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

No principal payments are anticipated to be required through the maturity date of the credit facility, December 28, 2021. Upon closing with WTNB on the Agreement, the Company paid a .5% loan origination fee in the amount of $5,000 plus legal and recording expenses totaling $34,532, which were deferred over the life of the credit facility.

Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing fiscal quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of March 31, 2019 and believes it will remain in compliance for the next fiscal year.

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices.

There is no balance outstanding on the WTNB credit facility as of March 31, 2019.

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

The following table is a summary of activity on the Bank of America, N.A. line of credit for the year ended March 31, 2019:

Principal
Balance at April 1, 2018:	$700,000
Borrowings	-
Repayments	700,000
Balance at March 31, 2019:	$-

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2019	2018
Carrying amount of asset retirement obligations, beginning of year	$862,553	$978,484
Liabilities incurred	8,658	6,689
Liabilities settled	(27,452)	(153,539)
Accretion expense	27,775	31,460
Revisions	(10,000)	(541)
Carrying amount of asset retirement obligations, end of year	861,534	862,553
Less: Current portion	7,500	10,000
Non-Current asset retirement obligation	$854,034	$852,553

7. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2016.

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

The 2017 Tax Reform Act reduced the corporate federal statutory income tax rate from 35% to 21% generally effective for tax years beginning on or after January 1, 2018. However, companies with fiscal years that include January 1, 2018 must use a blended rate. As of April 1, 2018, our corporate federal statutory income tax rate is 21%.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2019	2018
Deferred tax assets:
Percentage depletion carryforwards	$1,136,210	$1,111,801
Deferred stock-based compensation	34,771	33,581
Asset retirement obligation	180,922	181,136
Net operating loss	948,722	995,489
Other	5,470	5,141
	2,306,095	2,327,148
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	1,045,974	1,091,725
Deferred tax asset, net	$1,260,121	$1,235,423
Valuation allowance	(1,260,121)	(1,235,423)
Net deferred tax	$-	$-

As of March 31, 2019, the Company has a statutory depletion carryforward of approximately $5,400,000, which does not expire. At March 31, 2019, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $4,500,000, which will begin expiring in 2029. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2019	2018
Tax expense at federal statutory rate (1)	$(2,719)	$(98,858)
Statutory depletion carryforward	(24,409)	(8,361)
Change in valuation allowance	24,698	(362,908)
U. S. tax reform, corporate rate reduction	-	466,020
Permanent differences	3,812	3,506
Other	(1,382)	601
Total income tax	$-	$-
Effective income tax rate	-	-

(1)	The federal statutory rate was 21% for fiscal year ending March 31, 2019 and 30.75% for fiscal year ending March 31, 2018.

For the years ended March 31, 2019 and 2018, the Company did not have any uncertain tax positions.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows for the years ended March 31, 2019 and 2018:

	2019	2018
Unrecognized tax benefits at beginning of period	$-	$745,000
Change based on tax positions related to the current year	-	(745,000)
Changes to tax positions of prior years	-	-
Settlements	-	-
Expirations	-	-
Unrecognized tax benefits at end of period	$-	$-

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

Based on the material write-downs of the carrying value of our oil and natural gas properties for the year ending March 31, 2016, we are in a net deferred tax asset position for years ending March 31, 2019 and 2018. Our deferred tax asset is $1,260,121 as of March 31, 2019 with a valuation amount of $1,260,121. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

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

In fiscal 2019, one customer accounted for 42% of the total oil and natural gas revenues and 40% of the total oil and natural gas accounts receivable and another customer accounted for 6% of the total oil and natural gas revenues and 9% of the total oil and natural gas accounts receivable. In fiscal 2018, one customer accounted for 37% of the total oil and natural gas revenues and 33% of the total oil and natural gas accounts receivable and another customer accounted for 8% of the total oil and natural gas revenues and 7% of the total oil and natural gas accounts receivable.

9. Oil and Natural Gas Costs

The costs related to the Company’s oil and natural gas activities were incurred as follows for the years ended March 31:

	2019	2018
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Exploration	14,555	-
Development	803,602	1,099,051
Capitalized asset retirement obligations	8,658	6,689
Total costs incurred for oil and gas properties	$826,815	$1,105,740

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2019	2018
Proved oil and gas properties	$35,907,677	$35,224,784
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	35,907,677	35,224,784
Less accumulated DD&A	27,154,343	26,355,604
	$8,753,334	$8,896,180

DD&A amounted to $9.45 and $10.02 per BOE of production for the years ended March 31, 2019 and 2018, respectively.

10. Loss Per Common Share

Due to a net loss for the years ended March 31, 2019 and 2018, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2019	2018
Net loss	$(12,946)	$(321,489)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,039,412	2,037,266
Effect of the assumed exercise of dilutive stock options	-	-
Weighted avg. common shares outstanding – dilutive	2,039,412	2,037,266

Loss per common share:
Basic	$(0.01)	$(0.16)
Diluted	$(0.01)	$(0.16)

11. Stockholders’ Equity

In September 2018, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. There were no shares of common stock repurchased for the treasury account during fiscal 2019 and 2018.

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

During the year ended March 31, 2019, the Compensation Committee of the Board of Directors approved and the Company issued 40,000 stock options. During the year ended March 31, 2018, no stock options were granted. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2019 and 2018.

The Company recognized compensation expense of $22,656 and $20,753 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2019 and 2018, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2019 totals $112,011, which is expected to be recognized over a weighted average of 3.45 years.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2019 and 2018. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2019	2018
Grant-date fair value	$3.25	-
Volatility factor	55.26%	-
Dividend yield	-	-
Risk-free interest rate	2.91%	-
Expected term (in years)	6.25	-

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2019, there were no stock options forfeited or expired. During the year ended March 31, 2018, vested stock options covering 1,000 shares were forfeited due to the resignation of an employee.

The following table is a summary of activity of stock options for the years ended March 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years
Outstanding at April 1, 2017	149,600	$6.54	5.34
Granted	-	-
Exercised	-	-
Forfeited or Expired	(1,000)	5.98
Outstanding at March 31, 2018	148,600	$4.84	4.34
Granted	40,000	-
Exercised	2,900	8.56
Forfeited or Expired	-	-
Outstanding at March 31, 2019	185,700	$6.18	4.68

Vested at March 31, 2019	145,700	$6.55	3.37
Exercisable at March 31, 2019	145,700	$6.55	3.37

Other information pertaining to option activity was as follows during the year ended March 31:

	2019	2018
Weighted average grant-date fair value of stock options granted (per share)	$3.25	$-
Total fair value of options vested	$55,900	$91,525
Total intrinsic value of options exercised	$6,575	$-

The following table summarizes information about options outstanding at March 31, 2019:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years
$ 4.84 – 5.97	40,000	$4.84
5.98 – 6.26	40,000	6.00
6.26 – 6.50	25,700	6.29
6.51 – 6.80	40,000	6.80
6.81 – 7.00	40,000	7.00
$ 5.98 – 7.00	185,700	$6.18	4.68

Outstanding options at March 31, 2019 expire between August 2020 and September 2028 and have exercise prices ranging from $4.84 to $7.00.

13. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2019 and 2018 were $51,276 and $40,432, respectively.

14. Lease Commitments

The Company leases its principal office space. On May 15, 2018, the Company agreed to a three year lease. The following table summarizes, by fiscal year, future payments the Company is obligated to make based on the lease commitments in place as of March 31, 2019:

Commitment Amount (1)
Fiscal Year 2020	$48,810
Fiscal Year 2021	$49,586
Fiscal Year 2022	$8,286

(1)	The total commitment for the remainder of the lease is $141,385 which includes $34,703 billed to and reimbursed by the Company’s principal shareholder for his portion of the shared office space.

Lease expense for the year ended March 31, 2019 was $44,028 and $23,440 for the year ended March 31, 2018.

15. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2019 and 2018 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table summarizes the prices utilized in the reserve estimates for 2019 and 2018. Commodity prices utilized for the reserve estimates prior to adjustments for location, grade and quality are as follows:

	March 31,
	2019	2018
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$59.52	$49.94
Natural gas per MMBtu	$3.07	$3.00

The Company’s total estimated proved reserves at March 31, 2019 were approximately 1.937 MBOE of which 54% was oil and natural gas liquids and 46% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2017	2,124,000	6,681,000
Revision of previous estimates	(850,000)	(915,000)
Purchase of minerals in place	-	-
Extensions and discoveries	110,000	191,000
Sales of minerals in place	(152,000)	(151,000)
Production	(35,000)	(319,000)
As of March 31, 2018	1,197,000	5,487,000
Revision of previous estimates	(293,000)	(430,000)
Purchase of minerals in place	-	-
Extensions and discoveries	171,000	619,000
Sales of minerals in place	-	-
Production	(35,000)	(295,000)
As of March 31, 2019	1,040,000	5,381,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within a five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. The downward revision of oil and natural gas is primarily the result of restructuring the plans for development of an operated property in Ector County, Texas due to market conditions partially offset by pricing and successful development in the Delaware and Midland Basins. Reserves written off due to the five year limitation are primarily in the Bakken Field in Billings County, North Dakota which are on a lease held by production and are still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2019 and 2018:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2017	399,880	4,107,950
As of March 31, 2018	390,740	4,103,390
As of March 31, 2019	376,600	3,823,440

Proved Undeveloped Reserves:
As of April 1, 2017	1,724,420	2,572,960
As of March 31, 2018	805,980	1,383,120
As of March 31, 2019	663,860	1,557,250

At March 31, 2019, the Company reported estimated PUDs of 923 MBOE, which accounted for 48% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 152 new wells (679 MBOE) operated by others, 13 wells are currently being drilled with plans for 79 wells to follow in 2020, 46 wells in 2021 and 14 wells in 2022. The cost of these projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and bank borrowings. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2019.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2019.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(BOE)	Development Costs
PUDs, beginning of year	1,036,503	$12,009,331
Revision of previous estimates	(306,406)	(3,246,620)
Sales of reserves	-	-
Conversions to PD reserves	(63,808)	(828,262)
Additional PUDs added	257,116	1,203,111
PUDs, end of year	923,405	$9,137,560

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2019 and 2018 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2024 are $9,137,560.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2019 were $53.71 per bbl of oil and $2.77 per mcf of natural gas. The average prices used for fiscal 2018 were $50.63 per bbl of oil and $3.03 per mcf of natural gas.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2019 and 2018 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2019	2018
Future cash inflows	$70,766,000	$77,221,000
Future production costs and taxes	(19,355,000)	(20,080,000)
Future development costs	(9,424,000)	(12,009,000)
Future income taxes	(5,767,000)	(6,413,000)
Future net cash flows	36,220,000	38,719,000
Annual 10% discount for estimated timing of cash flows	(16,968,000)	(19,843,000)
Standardized measure of discounted future net cash flows	$19,252,000	$18,876,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2019	2018
Sales of oil and gas produced, net of production costs	$(1,711,000)	$(1,580,000)
Net changes in price and production costs	36,000	6,967,000
Changes in previously estimated development costs	1,923,000	16,196,000
Revisions of quantity estimates	(6,901,000)	(23,969,000)
Net change due to purchases and sales of minerals in place	-	(1,744,000)
Extensions and discoveries, less related costs	4,333,000	1,240,000
Net change in income taxes	61,000	3,057,000
Accretion of discount	2,200,000	2,527,000
Changes in timing of estimated cash flows and other	435,000	(2,901,000)
Changes in standardized measure	376,000	(207,000)
Standardized measure, beginning of year	18,876,000	19,083,000
Standardized measure, end of year	$19,252,000	$18,876,000

16. Subsequent Events

On April 12, 2019, the Company made an equity investment commitment in a limited partnership amounting to $250,000 of which $75,000 has been funded through June 21, 2019. The limited partnership is capitalized at approximately $50 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio.

During the first quarter of fiscal 2020, the Company borrowed $225,000 on the credit facility.

On June 18, 2019, the Company received $30,894 in payment for a promissory note in connection with the settlement of a lawsuit from September 2016.

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.3	First Amendment to Loan Agreement dated December 28, 2009 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.4	Second Amendment to Loan Agreement dated March 1, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.5	Third Amendment to Loan Agreement dated September 30, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.6	Fourth Amendment to Loan Agreement dated October 22, 2010 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.7	Fifth Amendment to Loan Agreement dated December 28, 2011 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.8	Sixth Amendment to Loan Agreement dated October 22, 2012 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.9	Seventh Amendment to Loan Agreement dated October 25, 2013 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.10	Eighth Amendment to Loan Agreement dated September 10, 2014 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.11	Ninth Amendment to Loan Agreement dated February 13, 2015 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated June 25, 2015, and incorporated herein by reference.

10.12	Tenth Amendment to Loan Agreement dated March 31, 2016 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated June 28, 2016, and incorporated herein by reference.

10.13	Eleventh Amendment to Loan Agreement dated March 8, 2017 to the Loan Agreement between Bank of America, N.A. and Mexco Energy Corporation dated December 31, 2008 filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K dated June 27, 2017, and incorporated herein by reference.

10.14	Loan Agreement dated December 28, 2018 between West Texas National Bank and Mexco Energy Corporation filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018, and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Weaver and Tidwell, L.L.P., Independent Registered Public Accounting Firm

23.2	Consent of Russell K. Hall & Associates, Inc., Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Russell K. Hall & Associates, Inc., Independent Petroleum Engineering Firm

