Form 10-Q
period 2019-06-30
MEXCO ENERGY CORP
filed 2019-08-14
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 14, 2019 was 2,040,166.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31,2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$150,361	$128,252
Accounts receivable:
Oil and natural gas sales	371,536	349,600
Note Receivable	-	30,421
Prepaid costs and expenses	38,348	53,735
Total current assets	560,245	562,008

Property and equipment, at cost
Oil and gas properties, using the full cost method	36,249,582	35,907,677
Other	113,043	113,043
Accumulated depreciation, depletion and amortization	(27,465,689)	(27,255,451)
Property and equipment, net	8,896,936	8,765,269

Investment – cost basis	75,000	-
Operating lease, right-of-use asset	125,071	-
Other noncurrent assets	55,777	122,407
Total assets	$9,713,029	$9,449,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$152,956	$166,113
Operating lease liability, current	64,941	-
Total current liabilities	217,897	166,113
Long-term liabilities
Long-term debt	189,062	-
Operating lease liability, long-term	60,403	-
Asset retirement obligations	862,191	854,034
Total long-term liabilities	1,111,656	854,034
Total liabilities	1,329,553	1,020,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,107,166 shares issued and 2,040,166 shares outstanding as of June 30, 2019 and March 31, 2019, respectively	1,053,583	1,053,583
Additional paid-in capital	7,313,173	7,305,048
Retained earnings	362,721	416,907
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,383,476	8,429,537
Total liabilities and stockholders’ equity	$9,713,029	$9,449,684

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2019	2018

Operating revenues:
Oil sales	$588,436	$570,063
Natural gas sales	103,258	165,290
Other	7,897	13,658
Total operating revenues	699,591	749,011

Operating expenses:
Production	219,395	258,935
Accretion of asset retirement obligations	6,747	3,635
Depreciation, depletion and amortization	210,238	216,075
General and administrative	311,061	249,038
Total operating expenses	747,441	727,683

Operating (loss) income	(47,850)	21,328

Other income (expense):
Interest income	20	13
Interest expense	(6,356)	(6,921)
Net other expense	(6,336)	(6,908)

(Loss) income before provision for income taxes	(54,186)	14,420

Income tax	-	-

Net (loss) income	$(54,186)	$14,420

(Loss) income per common share:
Basic:	$(0.03)	$0.01
Diluted:	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic:	2,040,166	2,037,266
Diluted:	2,040,166	2,037,266

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(54,186)	-	(54,186)
Stock based compensation	-	8,125	-	-	8,125
Balance at June 30, 2019	$1,053,583	$7,313,173	$362,721	$(346,001)	$8,383,476

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2018	$1,052,133	$7,265,601	$429,853	$(346,001)	$8,401,586
Net income	-	-	14,420	-	14,420
Stock based compensation	-	3,442	-	-	3,442
Balance at June 30, 2018	$1,052,133	$7,269,043	$444,273	$(346,001)	$8,419,448

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2019	2,107,166
Issued	-
Balance at June 30, 2019	2,107,166

Common stock shares, held in treasury:
Balance at April 1, 2019	(67,000)
Acquisitions	-
Balance at June 30, 2019	(67,000)

Common stock shares, outstanding at June 30, 2019	2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(54,186)	$14,420
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	8,125	3,442
Depreciation, depletion and amortization	210,238	216,075
Accretion of asset retirement obligations	6,747	3,635
Amortization of debt issuance costs	3,593	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(21,936)	207,144
Decrease in prepaid expenses	15,387	9,895
Decrease in other assets	30,421	-
Decrease in right-of-use asset	16,314	-
Decrease in accounts payable and accrued expenses	(10,148)	(299,061)
Settlement of asset retirement obligations	(2,558)	(1,049)
Decrease in operating lease liability	(16,041)	-
Net cash provided by operating activities	185,956	154,501

Cash flows from investing activities:
Additions to oil and gas properties	(314,945)	(29,042)
Investment – cost basis	(75,000)	-
Proceeds from sale of oil and gas properties and equipment	1,098	17,023
Net cash used in investing activities	(388,847)	(12,019)

Cash flows from financing activities:
Reduction of long-term debt	-	(200,000)
Proceeds from long-term debt	225,000
Net cash provided by (used in) financing activities	225,000	(200,000)

Net increase (decrease) in cash and cash equivalents	22,109	(57,518)

Cash and cash equivalents at beginning of period	128,252	492,610

Cash and cash equivalents at end of period	$150,361	$435,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,063	$7,964

Non-cash investing and financing activities:
Asset retirement obligations	$2,363	$1,743
Operating lease – right of use asset and associated liabilities	$141,385	-

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. Although the Company’s oil and gas interests predominately are operated by others, the Company operates three wells on a lease in which it owns a 100% working interest.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2019, and the results of its operations and cash flows for the interim periods ended June 30, 2019 and 2018. The consolidated financial statements as of June 30, 2019 and for the three month periods ended June 30, 2019 and 2018 are unaudited. The consolidated balance sheet as of March 31, 2019 was derived from the audited balance sheet filed in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

Investments. The Company accounts for investments of less than 1% in limited liability companies using the cost method.

Recently Adopted Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, Topic 842 Leases and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term greater than one year. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company has determined that it has only one operating lease. The Company adopted Topic 842 on April 1, 2019 using the modified retrospective approach and the impact of the adoption resulted in the recognition of a ROU asset and liability on the Company’s consolidated balance sheets of $141,385. The current portion of the operating lease liability is included in Total current liabilities and the noncurrent portion of the operating lease liability is included in Total long-term liabilities on the Company’s consolidated balance sheets. Prior periods have not been adjusted. See Note 5 – Leases for additional discussion.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2020:

Carrying amount of asset retirement obligations as of April 1, 2019	$861,534
Liabilities incurred	2,363
Liabilities settled	(953)
Accretion expense	6,747
Carrying amount of asset retirement obligations as of June 30, 2019	869,691
Less: Current portion	7,500
Non-Current asset retirement obligation	$862,191

4. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	June 30, 2019	March 31, 2019
Credit facility	$225,000	-
Unamortized debt issuance costs	(35,938)	-
Total long-term debt	$189,062	-

The Company has a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”), which provided for a credit facility of $1,000,000. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2019, there was $775,000 available on the facility.

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

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of June 30, 2019 and believes it will remain in compliance for the next fiscal year.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without written permission of WTNB. The Agreement does not permit the Company to enter into hedge covering crude oil and natural gas prices.

The balance outstanding on the line of credit as of June 30, 2019 was $225,000. The following table is a summary of activity on the WTNB line of credit for the three months ended June 30, 2019:

Principal
Balance at April 1, 2019:	$-
Borrowings	225,000
Repayments	-
Balance at June 30, 2019:	$225,000

Subsequently, on July 8, 2019, the Company borrowed $75,000 on the WTNB line of credit and $25,000 on August 7, 2019, leaving a balance of $325,000.

On June 27, 2019, the Company deposited $25,000 into a Certificate of Deposit Account at WTNB to collateralize one outstanding letter of credit for $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates.

On December 26, 2018, the Company deposited $26,250 into a Cash Collateral Account at BOA to collateralize one outstanding letter of credit for $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates. Subsequently, on August 9, 2019, this account was closed and the funds were returned to the Company.

5. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,021 square feet of office space shared with and reimbursed by our majority shareholder. The lease is a 36 month lease that expires in May 2021 and does not include an option to renew.

The Company determines an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use asset, operating lease liability, current, and operating lease liability, long-term on the consolidated balance sheets.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 6.0%. Significant judgement is required when determining the incremental borrowing rate. The Company chose not to discount because the difference is not significant. Rent expense for lease payments is recognized on a straight-line basis over the lease term.

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2019
Assets
Operating lease right-of-use asset, beginning balance	$141,385
Current period amortization	(16,314)
Total operating lease right-of-use asset	$125,071

Liabilities
Operating lease liability, current	$64,941
Operating lease liability, long term	60,403
Total lease liabilities	$125,344

Future minimum lease payments as of June 30, 2019 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2020	$48,641
Fiscal Year Ended March 31, 2021	65,721
Fiscal Year Ended March 31, 2022	10,982
Total lease payments	$125,344
Less: imputed interest	-
Operating lease liability	125,344
Less: operating lease liability, current	(64,941)
Operating lease liability, long term	$60,403

Net cash paid for our operating lease for the three months ended June 30, 2019 and 2018 was $12,102 and $7,919, respectively. Rent expense, less sublease income of $3,938 and $2,846, respectively, is included in general and administrative expenses.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of June 30, 2019. Our deferred tax asset is $1,276,572 as of June 30, 2019 with a valuation amount of $1,276,572. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

7. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2019 and 2018 were $10,101 and $16,419, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending June 30, 2019 and 2018 were $3,938 and $2,846, respectively.

8. (Loss) Income Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share for the three month periods ended June 30, 2019 and 2018.

	2019	2018
Net (loss) income	$(54,186)	$14,420

Shares outstanding:
Weighted average common shares outstanding – basic	2,040,166	2,037,266
Effect of the assumed exercise of dilutive stock options	-	-
Weighted average common shares outstanding – dilutive	2,040,166	2,037,266
(Loss) income per common share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Due to a net loss for the three months ended June 30, 2019, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

9. Subsequent Events

On July 8, 2019, the Company borrowed $75,000 on the WTNB line of credit and $25,000 on August 7, 2019, leaving a balance of $325,000.

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

For the first three months of fiscal 2020, cash flow from operations was $185,956, an increase when compared to the corresponding period of fiscal 2019 primarily due to the receipt of $30,894 for the final settlement in a lawsuit. Cash of $225,000 was received from the line of credit and net cash of $313,847 was used for addition to oil and gas properties and cash of $75,000 used for an investment at cost basis. Accordingly, net cash increased $22,109 leaving cash and cash equivalents on hand of $150,361 as of June 30, 2019.

At June 30, 2019, we had working capital of $342,348 compared to working capital of $395,895 at March 31, 2019, a decrease of $53,547 for the reasons set forth below.

Oil and Natural Gas Property Development. In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently plans to participate in the drilling and completion of approximately 50 horizontal wells at an estimated aggregate cost of approximately $1,400,000 for the fiscal year ending March 31, 2020. The operators of these wells include Concho Resources, Inc., Devon Energy, Marathon Oil Company, Mewbourne Oil Company, and others.

During the first quarter of fiscal 2020, Mexco participated with various percentage interests in the drilling and completion of the first 13 of these horizontal wells in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs of approximately $100,000. Subsequently, Mexco expended an additional $191,000 for the completion of another seven wells.

Also, during the first quarter of fiscal 2020, Mexco expended $186,000 for the completion of 4 wells in which the Company participated in drilling during fiscal 2019. These wells tested at an average rate of 1,131 barrels of oil; 2,452 barrels of water; and 2,426,000 cubic feet of gas per day, or 1,535 barrels of oil equivalent per day.

In April 2019, the Company made a less than 1% cost basis investment commitment in a limited liability company amounting to $250,000 of which $75,000 has been funded through June 30, 2019. This amount is classified as an investment at cost basis on the Company’s consolidated balance sheets. The limited liability company is capitalized at approximately $50 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio.

In June 2019, the Company received $30,894 in payment for a promissory note in connection with the settlement of a lawsuit from September 2016.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally decreased during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $39.25 per bbl in December 2018 to a high of $73.00 per bbl in October 2018. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.27 per MMBtu in June 2019 to a high of $4.70 per MMBtu in November 2018. On June 30, 2019 the WTI posted price for crude oil was $55.00 per bbl and the Henry Hub spot price for natural gas was $2.42 per MMBtu.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2019:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$225,000	$-	$225,000	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $13,500 less than 1 year and $20,250 1-3 years.

Results of Operations – Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. For the quarter ended June 30, 2019, there was a net loss of $54,186, compared to net income of $14,420 for the quarter ended June 30, 2018. This was a result of a decrease in operating revenues and an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $691,694 for the quarter ended June 30, 2019, a 6% decrease from $735,353 for the quarter ended June 30, 2018. This primarily resulted from a decrease in oil and gas prices and gas production partially offset by an increase in oil production.

	2019	2018	% Difference
Oil:
Revenue	$588,436	$570,063	3.2%
Volume (bbls)	10,609	9,387	13.0%
Average Price (per bbl)	$55.47	$60.73	(8.7%)

Gas:
Revenue	$103,258	$165,290	(37.5%)
Volume (mcf)	71,847	73,374	(2.1%)
Average Price (per mcf)	$1.44	$2.25	(36.0%)

Production and exploration. Production costs were $219,395 for the three months ended June 30, 2019, a 15% decrease from $258,935 for the three months ended June 30, 2018. This decrease is primarily the result of a decrease in lease operating expenses due to numerous required repairs and maintenance on our operated wells during the three months ended June 30, 2018.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $210,238 for the first quarter of fiscal 2020, a 3% decrease from $216,075 for the first quarter of fiscal 2019, primarily due to a decrease in gas production and a decrease in the full cost pool as a result of a decrease in future development costs partially offset by a decrease in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $311,061 for the three months ended June 30, 2019, a 25% increase from $249,038 for the three months ended June 30, 2018. This was primarily due to an increase in engineering and contract services.

Interest expense. Interest expense was $6,356 for the first quarter of fiscal 2020, a decrease of 8% from $6,921 for the first quarter of fiscal 2019 due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the three months ended June 30, 2019 and for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 and June 30, 2018 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At June 30, 2019, we had an outstanding loan balance of $225,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $2,250, based on the outstanding balance at June 30, 2019.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2019, our largest credit risk associated with any single purchaser was $159,321 or 43% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Prices for natural gas have been adversely effected by temporary pipeline capacity constraints primarily in the Permian Basin.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2019, our pretax income would have increased or decreased by $106,090. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2019, our pretax income would have increased or decreased by $71,847.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 14, 2019	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 14, 2019	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary