Form 10-Q
period 2019-09-30
MEXCO ENERGY CORP
filed 2019-11-13
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 8, 2019 was 2,040,166.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,499	$128,252
Accounts receivable:
Oil and natural gas sales	349,037	349,600
Trade	108	-
Note receivable	-	30,421
Prepaid costs and expenses	39,166	53,735
Total current assets	458,810	562,008
Property and equipment, at cost
Oil and gas properties, using the full cost method	36,751,554	35,907,677
Other	113,043	113,043
Accumulated depreciation, depletion and amortization	(27,675,418)	(27,255,451)
Property and equipment, net	9,189,179	8,765,269
Investment – cost basis	100,000	-
Operating lease, right-of-use asset	108,757	-
Other noncurrent assets	27,060	122,407
Total assets	$9,883,806	$9,449,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$147,209	$166,113
Operating lease liability, current	65,201	-
Total current liabilities	212,410	166,113
Long-term liabilities
Long-term debt	482,656	-
Operating lease liability, long-term	43,930	-
Asset retirement obligations	835,996	854,034
Total long-term liabilities	1,362,582	854,034
Total liabilities	1,574,992	1,020,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,107,166 shares issued and 2,040,166 shares outstanding as of September 30, 2019 and March 31, 2019	1,053,583	1,053,583
Additional paid-in capital	7,321,298	7,305,048
Retained earnings	279,934	416,907
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,308,814	8,429,537
Total liabilities and stockholders’ equity	$9,883,806	$9,449,684

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenues:
Oil sales	$531,086	$495,231	$1,119,522	$1,065,294
Natural gas sales	94,664	206,015	197,922	371,305
Other	134	13,262	8,031	26,920
Total operating revenues	625,884	714,508	1,325,475	1,463,519

Operating expenses:
Production	229,042	250,578	448,437	509,513
Accretion of asset retirement obligations	6,590	3,771	13,337	7,406
Depreciation, depletion, and amortization	209,729	205,583	419,967	421,658
General and administrative	255,294	226,169	566,355	475,207
Total operating expenses	700,655	686,101	1,448,096	1,413,784

Operating (loss) income	(74,771)	28,407	(122,621)	49,735

Other income (expenses):
Interest income	479	70	499	83
Interest expense	(8,495)	(6,446)	(14,851)	(13,367)
Net other expense	(8,016)	(6,376)	(14,352)	(13,284)

(Loss) income before income taxes	(82,787)	22,031	(136,973)	36,451

Income tax	-	-	-	-

Net (loss) income	$(82,787)	$22,031	$(136,973)	$36,451

(Loss) income per common share:
Basic:	$(0.04)	$0.01	$(0.07)	$0.02
Diluted:	$(0.04)	$0.01	$(0.07)	$0.02

Weighted average common shares outstanding:
Basic:	2,040,166	2,040,052	2,040,166	2,038,659
Diluted:	2,040,166	2,040,052	2,040,166	2,038,659

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(136,973)	-	(136,973)
Stock based compensation	-	16,250	-	-	16,250
Balance at September 30, 2019	$1,053,583	$7,321,298	$279,934	$(346,001)	$8,308,814

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2019	$1,053,583	$7,313,173	$362,721	$(346,001)	$8,383,476
Net loss	-	-	(82,787)	-	(82,787)
Stock based compensation	-	8,125	-	-	8,125
Balance at September 30, 2019	$1,053,583	$7,321,298	$279,934	$(346,001)	$8,308,814

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2018	$1,052,133	$7,265,601	$429,853	$(346,001)	$8,401,586
Net income	-	-	36,451	-	36,451
Issuance of stock through options exercised	1,450	16,791	-	-	18,241
Stock based compensation	-	6,448	-	-	6,448
Balance at September 30, 2018	$1,053,583	$7,288,840	$466,304	$(346,001)	$8,462,726

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2018	$1,052,133	$7,269,043	$444,273	$(346,001)	$8,419,448
Net income	-	-	22,031	-	22,031
Issuance of stock through options exercised	1,450	16,791			18,241
Stock based compensation	-	3,006	-	-	3,006
Balance at September 30, 2018	$1,053,583	$7,288,840	$466,304	$(346,001)	$8,462,726

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2019		2,107,166
Issued		-
Balance at September 30, 2019		2,107,166

Common stock shares, held in treasury:
Balance at April 1, 2019		(67,000)
Acquisitions		-
Balance at September 30, 2019		(67,000)

Common stock shares, outstanding at September 30, 2019		2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(136,973)	$36,451
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	16,250	6,448
Depreciation, depletion and amortization	419,967	421,658
Accretion of asset retirement obligations	13,337	7,406
Amortization of debt issuance costs	7,188	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	456	341,509
Decrease in right-of-use asset	32,628	-
Decrease in prepaid expenses	14,568	10,398
Decrease in other assets	30,421	-
Decrease in accounts payable and accrued expenses	(13,956)	(323,396)
Settlement of asset retirement obligations	(8,694)	(1,937)
Decrease in operating lease liability	(32,254)	-
Net cash provided by operating activities	342,938	498,537

Cash flows from investing activities:
Additions to oil and gas properties	(842,139)	(438,621)
Investment – cost basis	(100,000)	-
Proceeds from sale of oil and gas properties and equipment	26,448	31,876
Change in note receivable	-	(3,783)
Net cash used in investing activities	(915,691)	(410,528)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	18,241
Proceeds from long-term debt	555,000	-
Reduction of long-term debt	(40,000)	(250,000)
Net cash provided by (used in) financing activities	515,000	(231,759)

Net decrease in cash and cash equivalents	(57,753)	(143,750)

Cash and cash equivalents at beginning of period	128,252	492,610

Cash and cash equivalents at end of period	$70,499	$348,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,395	$14,447

Non-cash investing and financing activities:
Asset retirement obligations	$10,421	$4,697
Operating lease – right of use asset and associated liabilities	$141,385	-

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in the West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. Although the Company’s oil and gas interests predominately are operated by others, the Company operates three wells on a lease in which it owns a 100% working interest.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2019, and the results of its operations and cash flows for the interim periods ended September 30, 2019 and 2018. The consolidated financial statements as of September 30, 2019 and for the three and six month periods ended September 30, 2019 and 2018 are unaudited. The consolidated balance sheet as of March 31, 2019 was derived from the audited balance sheet filed in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2020:

Carrying amount of asset retirement obligations as of April 1, 2019	$861,534
Liabilities incurred	10,421
Liabilities settled	(41,796)
Accretion expense	13,337
Carrying amount of asset retirement obligations as of September 30, 2019	843,496
Less: Current portion	7,500
Non-Current asset retirement obligation	$835,996

4. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	September 30, 2019	March 31, 2019
Credit facility	$515,000	-
Unamortized debt issuance costs	(32,344)	-
Total long-term debt	$482,656	-

The Company has a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”), which provided for a credit facility of $1,000,000. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2019, there was $485,000 available on the facility.

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

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of September 30, 2019 and believes it will remain in compliance for the next fiscal year.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without written permission of WTNB. The Agreement does not permit the Company to enter into hedge covering crude oil and natural gas prices.

The balance outstanding on the line of credit as of September 30, 2019 was $515,000. The following table is a summary of activity on the WTNB line of credit for the three months ended September 30, 2019:

Principal
Balance at April 1, 2019:	$-
Borrowings	555,000
Repayments	(40,000)
Balance at September 30, 2019:	$515,000

Subsequently, on October 17, 2019, the Company made a payment of $50,000 on the WTNB line of credit and on November 8, 2019, borrowed $60,000, leaving a balance of $525,000.

The Company also maintains a Certificate of Deposit Account at WTNB to collateralize one outstanding letter of credit for $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2019
Assets
Operating lease right-of-use asset, beginning balance	$141,385
Current period amortization	(32,628)
Total operating lease right-of-use asset	$108,757

Liabilities
Operating lease liability, current	$65,201
Operating lease liability, long term	43,930
Total lease liabilities	$109,131

Future minimum lease payments as of September 30, 2019 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2020	$32,428
Fiscal Year Ended March 31, 2021	65,721
Fiscal Year Ended March 31, 2022	10,982
Total lease payments	$109,131
Less: imputed interest	-
Operating lease liability	109,131
Less: operating lease liability, current	(65,201)
Operating lease liability, long term	$43,930

Net cash paid for our operating lease for the six months ended September 30, 2019 and 2018 was $24,153 and $19,955, respectively. Rent expense, less sublease income of $8,100 and $6,763, respectively, is included in general and administrative expenses.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of September 30, 2019. Our deferred tax asset is $1,300,709 as of September 30, 2019 with a valuation amount of $1,300,709. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

7. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended September 30, 2019 and 2018 was $9,842 and $10,602, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2019 and 2018 was $19,943 and $27,021, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending September 30, 2019 and 2018 were $3,981 and $3,917, respectively. Amounts paid by the principal stockholder directly to the lessor for the six months ending September 30, 2019 and 2018 were $7,919 and $6,763, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and six month periods ended September 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(82,787)	$22,031	$(136,973)	$36,451

Shares outstanding:
Weighted avg. shares outstanding – basic	2,040,166	2,040,052	2,040,166	2,038,659
Effect of assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. shares outstanding – dilutive	2,040,166	2,040,052	2,040,166	2,038,659

(Loss) income per common share:
Basic	$(0.04)	$0.01	$(0.07)	$0.02
Diluted	$(0.04)	$0.01	$(0.07)	$0.02

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

Due to a net loss for the for the three and six months ended September 30, 2019, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

9. Subsequent Events

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

For the first six months of fiscal 2020, cash flow from operations was $342,938, a 31% decrease when compared to the corresponding period of fiscal 2019 as a result of a decrease in natural gas sales primarily due to a 46% decrease in natural gas price offset by an increase in oil sales. Net cash of $515,000 was received from the line of credit and net cash of $815,691 was used for additions to oil and gas properties and cash of $100,000 was used for an investment at cost basis. Accordingly, net cash decreased $57,753, leaving cash and cash equivalents on hand of $70,499 as of September 30, 2019.

At September 30, 2019, we had working capital of $246,400 compared to working capital of $395,895 at March 31, 2019, a decrease of $149,495 primarily due to a decrease in cash for property development as described below.

Oil and Natural Gas Property Development. In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently plans to participate in the drilling and completion of approximately 55 horizontal wells at an estimated aggregate cost of approximately $1,700,000 for the fiscal year ending March 31, 2020. The operators of these wells include Concho Resources, Inc., Devon Energy, Marathon Oil Company, Mewbourne Oil Company, and others.

During the six months of fiscal 2020, Mexco participated with various percentage interests in the drilling and completion of the first 27 of these horizontal wells in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs of approximately $600,000. Subsequently, Mexco expended an additional $61,000 for participation in the drilling of another four wells.

Also, during the first quarter of fiscal 2020, Mexco expended $186,000 for the completion of 4 wells in which the Company participated in drilling during fiscal 2019. These wells began producing in June 2019.

In April 2019, the Company made a less than 1% cost basis investment commitment in a limited liability company amounting to $250,000 of which $100,000 has been funded through September 30, 2019. This amount is classified as an investment at cost basis on the Company’s consolidated balance sheets. The limited liability company is capitalized at approximately $50 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio.

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

Crude oil and natural gas prices generally decreased during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example in the last twelve months, the NYMEX WTI posted price for crude oil has ranged from a low of $39.25 per bbl in December 2018 to a high of $73.00 per bbl in October 2018. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.09 per MMBtu in August 2019 to a high of $4.70 per MMBtu in November 2018. On September 30, 2019 the WTI posted price for crude oil was $50.25 per bbl and the Henry Hub spot price for natural gas was $2.37 per MMBtu. See Results of Operations below for realized prices which are substantially below the Henry Hub Spot Market Price.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2019:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$515,000	$-	$515,000	$-
Leases (2)	$109,131	$65,201	$43,930

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $28,325 less than 1 year, and $35,406 1-3 years.
(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective May 15, 2018. Of this total obligation for the remainder of the lease, our majority shareholder will pay $16,009 less than 1 year and $10,786 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. There was a net loss of $82,787 for the quarter ended September 30, 2019 compared to net income of $22,031 for the quarter ended September 30, 2018. This was a result of an increase in operating expenses and a decrease in operating revenue that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $625,750 for the second quarter of fiscal 2020, an 11% decrease from $701,246 for the same period of fiscal 2019. This resulted from an increase in oil production partially offset by a decrease in gas production and a decrease in oil and gas prices.

	2019	2018	% Difference
Oil:
Revenue	$531,086	$495,231	7.2%
Volume (bbls)	10,094	8,493	18.9%
Average Price (per bbl)	$52.61	$58.31	(9.8)%

Gas:
Revenue	$94,664	$206,015	(54.0)%
Volume (mcf)	72,686	73,496	(1.1)%
Average Price (per mcf)	$1.30	$2.80	(53.6)%

Production and exploration. Production costs were $229,042 for the second quarter of fiscal 2020, a 9% decrease from $250,578 for the same period of fiscal 2019. This is primarily the result of a decrease in expenses on the non-operated properties and a decrease in production tax due to the decrease in gas sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $209,729 for the second quarter of fiscal 2020, a 2% increase from $205,583 for the same period of fiscal 2019, primarily due to an increase in oil production and a decrease oil and gas reserves partially offset by a decrease in future development costs, gas production and full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $255,294 for the second quarter of fiscal 2020, a 13% increase from $226,169 for the same period of fiscal 2019. This was primarily due to an increase in accounting and legal fees.

Interest expense. Interest expense was $8,495 for the second quarter of fiscal 2020, a 32% increase from $6,446 for the same period of fiscal 2019, due to an increase in borrowings and interest rates.

Income taxes. There was no income tax expense for the three months ended September 30, 2019 and for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 and September 30, 2018 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018. For the six months ended September 30, 2019, there was a net loss of $136,973 compared to net income of $36,451 for the six months ended September 30, 2018. This was a result of an increase in operating expenses and a decrease in operating revenues that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,317,444 for the six months ended September 30, 2019, an 8% decrease from $1,436,599 for the same period of fiscal 2019. This resulted from an increase in oil prices partially offset by a decrease in gas prices and a decrease in oil and gas production.

	2019	2018	% Difference
Oil:
Revenue	$1,119,522	$1,065,294	5.1%
Volume (bbls)	20,703	17,880	15.8%
Average Price (per bbl)	$54.08	$59.58	9.2%

Gas:
Revenue	$197,922	$371,305	(45.7)%
Volume (mcf)	144,533	146,870	(1.6)%
Average Price (per mcf)	$1.37	$2.53	(45.8)%

Production and exploration. Production costs were $448,437 for the six months ended September 30, 2019, a 12% decrease from $509,513 for the six months ended September 30, 2018. This decrease is primarily the result of a decrease in lease operating expenses due to numerous required repairs and maintenance on our operated wells during this same period last year partially offset by a decrease in production taxes as a result of a decrease in gas sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $419,967 for the six months ended September 30, 2019, a .4% decrease from $421,658 for the six months ended September 30, 2018, due to an increase in oil production and a decrease of oil and gas reserves partially offset by a decrease in future development costs, gas production and full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $566,355 for the six months ended September 30, 2019, a 19% increase from $475,207 for the six months ended September 30, 2018. This was primarily due to an increase in accounting fees, engineering fees, legal fees and contract services.

Interest expense. Interest expense was $14,851 for the six months ended September 30, 2019, an 11% increase from $13,367 for the same period fiscal 2019 due to an increase in borrowings and interest rates.

Income taxes. There was no income tax expense for the six months ended September 30, 2019 and for the six months ended September 30, 2018. The effective tax rate for the six months ended September 30, 2019 and September 30, 2018 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At September 30, 2019, we had an outstanding loan balance of $515,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $5,150 based on the outstanding balance at September 30, 2019.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2019, our largest credit risk associated with any single purchaser was $156,812 or 45% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Prices for natural gas were adversely effected by temporary pipeline capacity constraints primarily in the Permian Basin. This limitation has been currently alleviated by commencement of operations of a new 42 inch natural gas pipeline capable of transporting 2 Bcf per day to the Gulf Coast beginning in September 2019. We cannot predict future disruptions to, capacity constraints in or other limitations on the pipeline systems.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2020, our pretax income would have increased or decreased by $207,030. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2020, our pretax income would have increased or decreased by $144,533.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 13, 2019	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 13, 2019	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary