Form 10-Q
period 2019-12-31
MEXCO ENERGY CORP
filed 2020-02-12
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 12, 2020 was 2,040,166.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$63,295	$128,252
Accounts receivable:
Oil and natural gas sales	395,251	349,600
Trade	13,976	-
Note receivable	-	30,421
Prepaid costs and expenses	17,395	53,735
Total current assets	489,917	562,008
Property and equipment, at cost
Oil and gas properties, using the full cost method	36,889,224	35,907,677
Other	115,280	113,043
Accumulated depreciation, depletion and amortization	(27,904,180)	(27,255,451)
Property and equipment, net	9,100,324	8,765,269
Investment – cost basis	100,000	-
Operating lease, right-of-use asset	92,444	-
Other noncurrent assets	15	122,407
Total assets	$9,782,700	$9,449,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$100,065	$166,113
Operating lease liability, current	65,461	-
Total current liabilities	165,526	166,113
Long-term liabilites
Long-term debt	486,250	-
Operating lease liability, long-term	27,456	-
Asset retirement obligations	751,333	854,034
Total long-term liabilities	1,265,039	854,034
Total liabilities	1,430,565	1,020,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,107,166 shares issued and 2,040,166 shares outstanding as of December 31, 2019 and March 31, 2019, respectively	1,053,583	1,053,583
Additional paid-in capital	7,329,423	7,305,048
Retained earnings	315,130	416,907
Treasury stock, at cost – (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,352,135	8,429,537
Total liabilities and stockholders’ equity	$9,782,700	$9,449,684

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2019	2018	2019	2018
Operating revenue:
Oil sales	$643,141	$452,695	$1,762,663	$1,517,989
Natural gas sales	123,082	187,448	321,004	558,753
Other	3,555	4,173	11,586	31,093
Total operating revenues	769,778	644,316	2,095,253	2,107,835

Operating expenses:
Production	249,921	211,788	698,358	721,301
Accretion of asset retirement obligation	6,961	9,464	20,298	16,870
Depreciation, depletion, and amortization	228,762	196,206	648,729	617,864
General and administrative	239,346	234,987	805,701	710,194
Total operating expenses	724,990	652,445	2,173,086	2,066,229

Operating income (loss)	44,788	(8,129)	(77,833)	41,606

Other income (expenses):
Interest income	611	4	1,110	87
Interest expense	(10,203)	(4,951)	(25,054)	(18,318)
Net other expense	(9,592)	(4,947)	(23,944)	(18,231)

Income (loss) before income taxes	35,196	(13,076)	(101,777)	23,375

Net income (loss)	$35,196	$(13,076)	$(101,777)	$23,375

Income (loss) per common share:
Basic:	$0.02	$(0.01)	$(0.05)	$0.01
Diluted:	$0.02	$(0.01)	$(0.05)	$0.01

Weighted average common shares outstanding:
Basic:	2,040,166	2,040,166	2,040,166	2,039,165
Diluted:	2,040,166	2,040,166	2,040,166	2,039,165

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(101,777)	-	(101,777)
Stock based compensation	-	24,375	-	-	24,375
Balance at December 31, 2019	$1,053,583	$7,329,423	$315,130	$(346,001)	$8,352,135

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2019	$1,053,583	$7,321,298	$279,934	$(346,001)	$8,308,814
Net income	-	-	35,196	-	35,196
Stock based compensation	-	8,125	-	-	8,125
Balance at December 31, 2019	$1,053,583	$7,329,423	$315,130	$(346,001)	$8,352,135

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2018	$1,052,133	$7,265,601	$429,853	$(346,001)	$8,401,586
Net income	-	-	23,375	-	23,375
Issuance of stock through options exercised	1,450	16,791	-	-	18,241
Stock based compensation	-	14,552	-	-	14,552
Balance at December 31, 2018	$1,053,583	$7,296,944	$453,228	$(346,001)	$8,457,754

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2018	$1,053,583	$7,288,840	$466,304	$(346,001)	$8,462,726
Net loss	-	-	(13,076)	-	(13,076)
Stock based compensation	-	8,104	-	-	8,104
Balance at December 31, 2018	$1,053,583	$7,296,944	$453,228	$(346,001)	$8,457,754

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2019		2,107,166
Issued		-
Balance at Dec. 31, 2019		2,107,166

Common stock shares, held in treasury:
Balance at April 1, 2019		(67,000)
Acquisitions		-
Balance at Dec. 31, 2019		(67,000)

Common stock shares, outstanding at December 31, 2019		2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(101,777)	$23,375
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	24,375	14,552
Depreciation, depletion and amortization	648,729	617,864
Accretion of asset retirement obligations	20,298	16,870
Amortization of debt issuance costs	10,781	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(59,627)	476,505
Decrease in right-of-use asset	48,941	-
Decrease in prepaid expenses	36,340	26,236
Decrease (increase) in other assets	30,421	(4,729)
Decrease in accounts payable and accrued expenses	(54,375)	(347,945)
Settlement of asset retirement obligations	(12,054)	(2,227)
Decrease in operating lease liability	(48,468)	-
Net cash provided by operating activities	543,584	820,501

Cash flows from investing activities:
Additions to oil and gas properties	(1,100,437)	(632,033)
Additions to other property and equipment	(2,237)	-
Investment – cost basis	(100,000)	-
Proceeds from sale of oil and gas properties and equipment	79,133	111,226
Net cash used in investing activities	(1,123,541)	(520,807)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	18,241
Proceeds from long-term debt	705,000	-
Debt issuance costs	-	(5,000)
Reduction of long-term debt	(190,000)	(700,000)
Net cash provided by (used in) financing activities	515,000	(686,759)

Net decrease in cash and cash equivalents	(64,957)	(387,065)

Cash and cash equivalents at beginning of period	128,252	492,610

Cash and cash equivalents at end of period	$63,295	$105,545

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,047	$21,120

Non-cash investing and financing activities:
Asset retirement obligations	$15,475	$5,092
Operating lease – right of use asset and associated liabilities	$141,385	-

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. All of the Company’s oil and gas interests are operated by others.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2019, and the results of its operations and cash flows for the interim periods ended December 31, 2019 and 2018. The consolidated financial statements as of December 31, 2019 and for the three and nine month periods ended December 31, 2019 and 2018 are unaudited. The consolidated balance sheet as of March 31, 2019 was derived from the audited balance sheet filed in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Investments. The Company accounts for investments of less than 1% in limited liability companies using the cost method.

Recently Adopted Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, Topic 842 Leases and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term greater than one year. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company has determined that it has only one operating lease, which is an office lease. The Company adopted Topic 842 on April 1, 2019 using the modified retrospective approach and the impact of the adoption resulted in the recognition of a ROU asset and liability on the Company’s consolidated balance sheets of $141,385. The current portion of the operating lease liability is included in Total current liabilities and the noncurrent portion of the operating lease liability is included in Total long-term liabilities on the Company’s consolidated balance sheets. Prior periods have not been adjusted. See Note 6 – Leases for additional discussion.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2020:

Carrying amount of asset retirement obligations as of April 1, 2019	$861,534
Liabilities incurred	15,475
Liabilities settled	(138,474)
Accretion expense	20,298
Carrying amount of asset retirement obligations as of December 31, 2019	758,833
Less: Current portion	7,500
Non-Current asset retirement obligation	$751,333

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $8,125 and $8,104 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2019 and 2018 was $24,375 and $14,552, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2019 totals approximately $87,636 which is expected to be recognized over a weighted average of 2.70 years.

During the nine months ended December 31, 2019, no stock options were granted. During the nine months ended December 31, 2018, the Compensation Committee of the Board of Directors approved and the Company granted 40,000 stock options exercisable at $4.84 per share. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2019 and 2018. All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2019	2018
Grant-date fair value	-	$3.25
Volatility factor	-	55.26%
Dividend yield	-	-
Risk-free interest rate	-	2.91%
Expected term (in years)	-	6.25

The following table is a summary of activity of stock options for the nine months ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding at April 1, 2019	185,700	$6.18	4.68
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2019	185,700	$6.18	3.93

Vested at December 31, 2019	155,700	$6.44	3.01
Exercisable at December 31, 2019	155,700	$6.44	3.01

During the nine months ended December 30, 2019, no stock options were exercised. During the nine months ended December 31, 2018, stock options covering 2,900 shares were exercised with a total intrinsic value of $6,575. The Company received proceeds of $18,241 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards. There were no stock options forfeited or expired during the nine months ended December 31, 2019 and 2018.

Outstanding options at December 31, 2019 expire between August 2020 and September 2028 and have exercise prices ranging from $4.84 to $7.00.

5. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	December 31, 2019	March 31, 2019
Credit facility	$515,000	-
Unamortized debt issuance costs	(28,750)	-
Total long-term debt	$486,250	-

The Company has a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”) which provided for a credit facility of $1,000,000. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of December 31, 2019, there was $485,000 available on the facility.

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

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing fiscal quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of December 31, 2019 and believes it will remain in compliance for the next fiscal year.

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices.

The balance outstanding on the line of credit as of December 31, 2019 was $515,000. The following table is a summary of activity on the WTNB line of credit for the nine months ended December 31, 2019:

Principal
Balance at April 1, 2019:	$-
Borrowings	705,000
Repayments	(190,000)
Balance at December 31, 2019:	$515,000

Subsequently, on January 9, 2020, the Company borrowed $335,000 on the WTNB line of credit; on January 16, 2020, made a payment of $115,000; and on February 10, 2020, borrowed $60,000 on the WTNB line of credit, leaving a balance of $795,000.

The Company also maintains a Certificate of Deposit Account at WTNB to collateralize one outstanding letter of credit for $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operated.

6. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for the corporate office located in Midland, Texas. This includes 1,021 square feet of office space shared with and reimbursed by the majority shareholder. The lease is a 36-month lease that expires in May 2021 and does not include an option to renew.

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

The balance sheets classification of lease assets and liabilities was as follows:

December 31, 2019
Assets
Operating lease right-of-use asset, beginning balance	$141,385
Current period amortization	(48,941)
Total operating lease right-of-use asset	$92,444

Liabilities
Operating lease liability, current	$65,461
Operating lease liability, long term	27,456
Total lease liabilities	$92,917

Future minimum lease payments as of December 31, 2019 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2020	$16,214
Fiscal Year Ended March 31, 2021	65,721
Fiscal Year Ended March 31, 2022	10,982
Total lease payments	$92,917
Less: imputed interest	-
Operating lease liability	92,917
Less: operating lease liability, current	(65,461)
Operating lease liability, long term	$27,456

Net cash paid for our operating lease for the nine months ended December 31, 2019 and 2018 was $35,300 and $31,992, respectively. Rent expense, less sublease income of $13,167 and $10,680, respectively, is included in general and administrative expenses.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of December 31, 2019. Our deferred tax asset is $1,352,437 as of December 31, 2019 with a valuation amount of $1,352,437. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

8. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2019 and 2018 was $12,289 and $12,487, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2019 and 2018 was $32,232 and $39,508, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending December 31, 2019 and 2018 were $3,981 and $3,917, respectively. Amounts paid by the principal stockholder directly to the lessor for the nine months ending December 31, 2019 and 2018 were $11,900 and $10,680, respectively.

9. Income (loss) Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and nine month periods ended December 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2019	2018	2019	2018
Net income (loss)	$35,196	$(13,076)	$(101,777)	$23,375

Shares outstanding:
Weighted avg. shares outstanding – basic	2,040,166	2,040,166	2,040,166	2,039,165
Effect of assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. shares outstanding – dilutive	2,040,166	2,040,166	2,040,166	2,039,165

Income (loss) per common share:
Basic	$0.02	$(0.01)	$(0.05)	$0.01
Diluted	$0.02	$(0.01)	$(0.05)	$0.01

For the three months ended December 31, 2019, 185,700 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the price of the options was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.18 at December 31, 2019. Due to a net loss for the three months ended December 31, 2018, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Due to a net loss for the nine months ended December 31, 2019, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the nine months ended December 31, 2018, 185,700 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the price of the options was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.18 at December 31, 2018.

10. Subsequent Events

In January 2020, the Company made another $25,000 payment towards its $250,000 commitment in a limited liability company. To date, $125,000 has been funded including this payment.

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

For the first nine months of fiscal 2020, cash flow from operations was $543,584, a 34% decrease when compared to the corresponding period of fiscal 2019 primarily as a result of a decrease in natural gas revenues primarily due to a 43% decrease in natural gas price offset by an increase in oil sales as well as an increase in accounts receivable compared to a decrease in accounts receivable during fiscal 2019. Net cash of $515,000 was received from the line of credit, net cash of $1,023,541 was used for additions to oil and gas properties, and cash of $100,000 was used for an investment at cost basis. Accordingly, net cash decreased $64,957, leaving cash and cash equivalents on hand of $63,295 as of December 31, 2019.

At December 31, 2019, we had working capital of $324,391 compared to working capital of $395,895 at March 31, 2019, a decrease of $71,504 primarily due to a decrease in cash resulting from property development as described below.

Oil and Natural Gas Property Development. In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently plans to participate in the drilling and completion of approximately 50 horizontal wells at an estimated aggregate cost of approximately $1,500,000 for the fiscal year ending March 31, 2020. The operators of these wells include Concho Resources, Inc., Devon Energy, Marathon Oil Company, Mewbourne Oil Company, and others.

During the first nine months of fiscal 2020, Mexco participated with various percentage interests in the drilling and completion of the first 36 of these horizontal wells in the Delaware Basin located in the western portion of the Permian Basin in Eddy and Lea Counties, New Mexico with aggregate costs of approximately $850,000.

Subsequently, in January 2020, Mexco expended an additional $348,000 for participation in the completion of four of these wells and the drilling and completion of an additional 2 wells. In February 2020, Mexco expended another $47,250 for the drilling of 2 more wells. Thus, for the 40 wells to date, the total expended is approximately $1,200,000.

Also, during the first quarter of fiscal 2020, Mexco expended $186,000 for the completion of 4 wells in which the Company participated in drilling during fiscal 2019. These wells began producing in June 2019.

During the first nine months of fiscal 2020, Mexco also participated in the drilling and completion of 6 vertical wells in Winkler County, Texas at an aggregate cost of approximately $20,000.

In April 2019, the Company made a less than 1% cost basis investment commitment in a limited liability company amounting to $250,000 of which $100,000 has been funded through December 31, 2019. This amount is classified as an investment at cost basis on the Company’s consolidated balance sheets less any payments received. The limited liability company is capitalized at approximately $50 million to purchase royalty interests consisting of minerals located in the state of Ohio with 144 gross wells of which 136 are Utica gas wells and 8 are Marcellus oil wells either producing, drilling or in process. Subsequently, in January 2020, the Company made an additional $25,000 payment towards its commitment.

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

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $42.75 per bbl in January 2019 to a high of $62.75 per bbl in April 2019. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.75 per MMBtu in December 2019 to a high of $4.25 per MMBtu in March 2019. On December 31, 2019 the WTI posted price for crude oil was $57.50 per bbl and the Henry Hub spot price for natural gas was $2.09 per MMBtu. See Results of Operations below for realized prices which are substantially below the Henry Hub Spot Market Price.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2019:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$515,000	$-	$515,000	$-
Leases (2)	$92,917	$65,461	$27,456	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $27,038 less than 1 year, and $27,038 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a three-year lease agreement effective May 15, 2018. Of this total obligation for the remainder of the lease, our majority shareholder will pay $16,073 less than 1 year and $6,741 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2019 and 2018. For the quarter ended December 31, 2019, there was net income of $35,196 compared to a net loss of $13,076 for the quarter ended December 31, 2018 as a result of an increase in operating revenues partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $766,223 for the third quarter of fiscal 2020, a 20% increase from $640,143 for the same period of fiscal 2019. This resulted from an increase in oil and gas production volumes and an increase in oil prices partially offset by a decrease in gas prices.

	2019	2018	% Difference
Oil:
Revenue	$643,141	$452,695	42.1%
Volume (bbls)	11,503	9,210	25.9%
Average Price (per bbl)	$55.91	$49.15	13.8%

Gas:
Revenue	$123,082	$187,448	(34.3%)
Volume (mcf)	76,583	72,334	5.9%
Average Price (per mcf)	$1.61	$2.59	(37.8%)

Production and exploration. Production costs were $249,921 for the third quarter of fiscal 2020, an 18% increase from $211,788 for the same period of fiscal 2019. This is primarily the result of an increase in lease operating expenses on new wells in which we participated and increased production.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $228,762 for the third quarter of fiscal 2020, an 17% increase from $196,206 for the same period of fiscal 2019, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves from natural decline. This is partially offset by a decrease in the full cost pool amortization base primarily due to a decrease in future development costs.

General and administrative expenses. General and administrative expenses were $239,346 for the third quarter of fiscal 2020, a 2% increase from $234,987 for the same period of fiscal 2019. This was primarily due to an increase in accounting fees partially offset by a decrease in legal fees.

Interest expense. Interest expense was $10,203 for the third quarter of fiscal 2020, a 106% increase from $4,951 for the same period of fiscal 2019, due to an increase in borrowings partially offset by a decrease in interest rate.

Income taxes. There was no income tax expense for the quarter ended December 31, 2019 and the quarter ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 and December 31, 2018 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Nine Months Ended December 31, 2019 and 2018. For the nine months ended December 31, 2019, there was a net loss of $101,777 compared to net income $23,375 for the nine months ended December 31, 2018. This was a result of an increase in operating expenses and a decrease in operating revenues that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,083,667 for the nine months ended December 31, 2019, a .3% increase from $2,076,742 for the same period of fiscal 2019. This resulted from an increase in oil and gas production volumes partially offset by a decrease in oil and gas prices.

	2019	2018	% Difference
Oil:
Revenue	$1,762,663	$1,517,989	16.1%
Volume (bbls)	32,206	27,090	18.9%
Average Price (per bbl)	$54.73	$56.04	(2.3%)

Gas:
Revenue	$321,004	$558,753	(42.5%)
Volume (mcf)	221,116	219,204	0.9%
Average Price (per mcf)	$1.45	$2.55	(43.1%)

Production and exploration. Production costs were $698,358 for the nine months ended December 31, 2019, a 3% decrease from $721,301 for the nine months ended December 31, 2018. This is primarily the result of a decrease in expenses due to repairs, maintenance and workovers on our operated properties and our working interest properties in Oklahoma and Louisiana during the nine-month period of fiscal 2019 partially offset by an increase in lease operating expenses on new wells in which we participated.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $648,729 for the nine months ended December 31, 2019, a 5% increase from $617,864 for the nine months ended December 31, 2018, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves from natural decline. This is partially offset by a decrease in the full cost pool amortization base primarily due to a decrease in future development costs.

General and administrative expenses. General and administrative expenses were $805,701 for the nine months ended December 31, 2019, a 13% increase from $710,194 for the nine months ended December 31, 2018. This was primarily due to an increase in accounting fees, engineering fees and contract services partially offset by a decrease in shareholder and proxy services.

Interest expense. Interest expense was $25,054 for the nine months ended December 31, 2019, a 37% increase from $18,318 for the nine months ended December 31, 2018 due to an increase in borrowings partially offset by an decrease in interest rate.

Income taxes. There was no income tax for the nine months ended December 31, 2019 and for the nine months ended December 31, 2018. The effective tax rate for the nine months ended December 31, 2019 and December 31, 2018 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2019, our largest credit risk associated with any single purchaser was $220,707 or 56% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Prices for natural gas were adversely affected by temporary pipeline capacity constraints primarily in the Permian Basin. This limitation has been currently alleviated by commencement of operations of a new 42-inch natural gas pipeline capable of transporting 2 Bcf per day to the Gulf Coast which began in September 2019. We cannot predict future disruptions to, capacity constraints in or other limitations on the pipeline systems.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2020, pretax income or loss would have changed by $322,060. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2020, pretax income or loss would have changed by $221,116.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 12, 2020	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 12, 2020	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

