Form 10-K
period 2020-03-31
MEXCO ENERGY CORP
filed 2020-06-26
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2019 (the last business day of the Registrant’s most recently completed second quarter) was $3,245,512 based on Mexco Energy Corporation’s closing common stock price of $3.99 per share on that date as reported by the NYSE American.

There were 2,040,166 shares of the registrant’s common stock outstanding as of June 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be held on September 10, 2020, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2020, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2020 were approximately 1.816 million barrels of oil equivalent (“MMBOE”) of which 55% was oil and natural gas liquids and 45% was natural gas, and our estimated present value of proved reserves was approximately $22 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below. During fiscal 2020, we added proved reserves of 119 thousand BOE (“MBOE”) through extensions and discoveries and subtracted 136 MBOE through downward revisions of previous estimates. Such downward revisions are primarily the result of reserves written off due to the five-year limitation. They are primarily royalty interests in the Barnett Shale in Tarrant County, Texas and the Goldsmith field in Ector County, Texas, both of which are on a lease held by production and still in place to be developed in the future. There were also reserves written off for a working interest in the Fuhrman Mascho Field in Andrews County, Texas due to market conditions. These properties are also on a lease held by production and still in place to be developed in the future.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2021.

While we own oil and gas properties in other states, the majority of our activities are centered in West Texas and Southeastern New Mexico. The Company also owns producing properties and undeveloped acreage in fourteen states. We acquire interests in producing and non-producing oil and gas leases from landowners and leaseholders in areas considered favorable for oil and gas exploration, development and production. In addition, we may acquire oil and gas interests by joining in oil and gas drilling prospects generated by third parties. We may also employ a combination of the above methods of obtaining producing acreage and prospects. In recent years, we have placed primary emphasis on the evaluation and purchase of producing oil and gas properties, including working, royalty and mineral interests, and prospects that could have a potentially meaningful impact on our reserves. All of the Company’s oil and gas interests are operated by others.

From 1983 to 2020, Mexco Energy Corporation made approximately 80 acquisitions of producing oil and gas properties including royalties, overriding royalties, minerals and working interests both operated and non-operated plus the following most significant and recent acquisitions:

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

Industry Environment and Outlook

The challenging commodity price environment continued in fiscal 2020 and in March 2020, commodity prices experienced extreme volatility resulting in historic lows. In light of these challenges facing our industry and in response to the continued challenging environment, our primary business strategies for fiscal 2021 will continue to include: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) divesting of non-core assets, and (3) working to balance capital spending with cash flows to minimize borrowings, reduce debt and maintain ample liquidity.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2020 operating results and potential impact on fiscal 2021 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2020, oil constituted approximately 55% of our total proved reserves and approximately 84% of our revenues for fiscal 2020. Revenues from oil and gas royalty interests accounted for approximately 27% of our revenues for fiscal 2020.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Loving County, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 92% of our discounted future net cash flows from proved reserves and 78% of our gross revenues.

The Delaware Basin properties, encompassing 31,165 gross acres, 213 net acres, 513 gross producing wells and 5 net wells account for approximately 40% of our discounted future net cash flows from proved reserves as of March 31, 2020. For fiscal 2020, these properties accounted for 54% of our gross revenues and 62% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 13% are attributable to proven undeveloped reserves which will be developed through new drilling.

At March 31, 2020, the Company has 13 drilled but uncompleted wells in the Delaware Basin at an approximate aggregate drilling cost of $200,000. The Company anticipates aggregate completion costs of approximately $300,000 for these wells. Such completions will be made as economic conditions are appropriate.

The Midland Basin properties, encompassing 97,777 gross acres, 298 net acres, 1,031 gross producing wells and 3 net wells account for approximately 41% of our discounted future net cash flows from proved reserves as of March 31, 2020. For fiscal 2020, these properties accounted for 22% of our gross revenues and 22% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 35% are attributable to proven undeveloped reserves which will be developed through new drilling.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 27 gross wells and .13 net wells in Pecos County, Texas, account for approximately 10% of our discounted future net cash flows from proved reserves as of March 31, 2020. For fiscal 2020, these properties accounted for 1% of our gross revenues and 1% of our net revenues. All of these properties, except for one, are royalty interests. Of these discounted future net cash flows from proved reserves, approximately 9% are attributable to proven undeveloped reserves which will be developed through new drilling in the horizontal Wolfcamp.

Mexco believes its most important properties for future development by horizontal drilling and hydraulic fracturing area are located in Lea and Eddy Counties, New Mexico of the Delaware Basin and the Midland Basin in Midland, Reagan and Upton Counties, Texas.

For more on these and other operations in this area see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Commitments”.

We own partial interests in approximately 6,300 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia, North Dakota, and Ohio. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2020	44,301	294,007
2019	35,359	295,133
2018	34,743	318,774
2017	34,689	356,268
2016	38,930	407,939

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

Market factors affect the quantities of oil and natural gas production and the price we can obtain for the production from our oil and natural gas properties. Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions like the crude oil price disputes between Saudi Arabia and Russia; and variations in governmental regulations including environmental, energy conservation and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry.

The market for our oil, gas and natural gas liquids production depends on factors beyond our control including: national and international pandemics like the COVID-19; domestic and foreign political conditions; the overall level of supply of and demand for oil, gas and natural gas liquids; the price of imports of oil and gas; weather conditions; the price and availability of alternative fuels; the proximity and capacity of gas pipelines and other transportation facilities; and overall economic conditions.

Major Customers

We made sales that amounted to 10% or more of revenues as follows for the years ended March 31:

	2020	2019
Company A	52%	42%

Historically, the Company has not experienced significant credit losses on our oil and gas accounts and management is of the opinion that significant credit risk does not exist. Because a ready market exists for oil and gas production, we do not believe the loss of any individual customer would have a material adverse effect on our financial position or results of operations.

Environmental Regulation

The exploration and development of crude oil and natural gas properties are subject to existing stringent and complex federal, state and local laws (including case law) and regulations governing health, safety, environmental quality and pollution control. Failure to comply with these laws, rules and regulations, however, may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the properties in which the Company owns an interest.

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

Various state governments and regional organizations comprising state governments already have enacted legislation and promulgated rules restricting greenhouse gases (“GHGs”) emissions or promoting the use of renewable energy, and additional such measures are frequently under consideration. Although it is not possible at this time to estimate how potential future requirements addressing GHG emissions would impact operations on the Company properties and revenue, either directly or indirectly, any future federal, state or local laws or implementing regulations that may be adopted to address GHG emissions could require the operators of our properties to incur new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls, acquire allowances to authorize GHG emissions, pay taxes related to GHG emissions or administer a GHG emissions program. Regulation of GHGs could also result in a reduction in demand for and production of oil and natural gas. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, the Company properties may be adversely affected to a greater degree than previously experienced.

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2020. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2021.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2020.

Name	Age	Position
Nicholas C. Taylor	82	Chairman and Chief Executive Officer
Tamala L. McComic	51	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	75	Vice President and Secretary

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

Employees

As of March 31, 2020, we had two full-time and four part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future. We also utilize the services of independent contractors to perform well drilling and production operations, including pumping, maintenance, inspection and testing.

Office Facilities

Our principal offices are located at 415 W. Wall, Suite 475, Midland, Texas 79701 and our telephone number is (432) 682-1119. We believe our facilities are adequate for our current operations and future needs.

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

Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include the level of global demand for petroleum products; foreign supply and pricing of oil and gas; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls; nature and extent of governmental regulation and taxation, including environmental regulations; level of domestic and international exploration, drilling and production activity; the cost of exploring for, producing and delivering oil and gas; speculative trading in crude oil and natural gas derivative contracts; availability, proximity and capacity of oil and gas pipelines and other transportation facilities; weather conditions; the price and availability of alternative fuels; technological advances affecting energy consumption; national and international pandemics like the COVID-19; and, overall political and economic conditions in oil producing countries.

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

Our results of operations may be negatively impacted by current global events such as the coronavirus outbreak.

In December 2019, a novel strain of the coronavirus (“COVID-19”) surfaced and spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility and disruption in the financial and commodity markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to it impact demand for oil and natural gas, the availability of personnel, equipment and services critical to the operations of our properties and the impact of potential governmental restrictions on travel, transports and operations.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. A dispute between OPEC and Russia over production cuts resulted in a decision by Saudi Arabia and other Persian Gulf members of OPEC to increase production. In April 2020, OPEC and Russia agreed to certain production cuts. If these cuts are effected, however, they may not offset near-term demand loss attributable to the COVID-19 pandemic and the related economic slowdown, and so far, the tentative agreement has not resulted in increased commodity prices. In response to an oversupply of crude oil and corresponding low prices, there has been a significant decline in drilling by U.S. producers starting in mid-March 2020, but domestic supply has continued to exceed demand, which has led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure. As storage capacity becomes fully subscribed, operators may be forced to curtail some portion or all production. Therefore, while we expect these matters to negatively impact our short-term results, including our revenues and operating costs, as well as operating cash flows, the degree of the adverse impact cannot be reasonably estimated at this time.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. We incurred impairment charges during fiscal 2016 and may incur additional impairment charges in the future, particularly if commodity prices decline, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. There were no ceiling test impairments on our oil and gas properties during fiscal 2020 and 2019.

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

Approximately 50% and 48% of our total estimated net proved reserves at March 31, 2020 and 2019, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2020, differentials averaged ($0.08) per Bbl of oil and ($0.90) per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

The borrowing base under our credit facility will be determined from time to time by the lender. Reductions in estimates of oil and gas reserves could result in a reduction in the borrowing base, which would reduce the amount of financial resources available under the credit facility to meet our capital requirements. Such a reduction could be the result of lower commodity prices and/or production, inability to drill or unfavorable drilling results, changes in oil and gas reserve engineering, the lender’s inability to agree to an adequate borrowing base or adverse changes in the lender’s practices regarding estimation of reserves.

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

All of our business activities are conducted through joint operating or other agreements under which we own working and royalty interests in natural gas and oil properties in which we do not operate. As a result, we have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations could reduce our revenues and production.

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

Legislation previously has been proposed that would, if enacted into law, make significant changes to U. S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to crude oil and natural gas exploration and production companies. These changes include, but are not limited to: (1) the repeal of the percentage depletion allowance for crude oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain U.S. domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this type of legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to crude oil and natural gas exploration and development, and any such change could have an adverse effect on the value of an investment in our Common Stock as well as our financial position, results of operations and cash flows.

In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the 2017 tax reform law known as the Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s current year provision and the Company’s consolidated financial statements.

A terrorist or cyber attack or armed conflict could harm our business by decreasing our revenues and increasing our costs.

Terrorist activities, anti-terrorist efforts, cyber attacks and other armed conflicts involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our production and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged.

Our reliance on information technology, including those hosted by third parties, exposes us to cyber security risks that could affect our business, financial condition or reputation and increase compliance challenges.

We rely on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our information technology systems, as well as those of third parties we use in our operations, may be vulnerable to a variety of evolving cybersecurity risks, such as those involving unauthorized access or control, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions. These cybersecurity threat actors, whether internal or external to us, are becoming more sophisticated and coordinated in their attempts to access the company’s information technology systems and data, including the information technology systems of cloud providers and other third parties with whom the company conducts business.

Although we have implemented information technology controls and systems that are designed to protect information and mitigate the risk of data loss and other cybersecurity risks, such measures cannot entirely eliminate cybersecurity threats, and the enhanced controls we have installed may be breached. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations. A cyber attack involving our information systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including, but not limited to, the following:

●	Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and natural gas resources;
●	A cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt our major development projects;
●	A cyber attack on third-party gathering, pipeline, or rail transportation systems could delay or prevent our outside operators from transporting and marketing production, resulting in a loss of revenues;
●	A cyber attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for our production, lower natural gas prices, and reduced revenues;
●	A deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and

All of the above could negatively impact our operational and financial results. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cyber attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.

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

As of March 31, 2020, our executive officers and directors beneficially owned approximately 64% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

The price of our common stock has been volatile and could continue to fluctuate substantially.

Mexco common stock is traded on the NYSE American. The market price of our common stock has and could continue to experience volatility due to reasons unrelated to our operating performance. These reasons include: supply and demand for oil and natural gas; political conditions in oil and natural gas producing regions; demand for our common stock and limited trading volume; investor perception of our industry; fluctuations in commodity prices; variations in our results of operations; legislative or regulatory changes; general trends in the oil and natural gas industry; market conditions and analysts’ estimates; and, other events in the oil and gas industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2020, we had interests in approximately 6,300 gross (22 net) oil and gas wells and owned leasehold mineral and royalty interests in approximately 559,000 gross (3,402 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2020 were $53.23 per bbl of oil and $53.71 in 2019, a decrease of 1%, and $1.66 per mcf of natural gas and $2.77 in 2019, a decrease of 40%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2020. The benchmark price of $52.23 per bbl of oil at March 31, 2020 versus $59.52 at March 31, 2019, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions. The benchmark price of $2.30 per mcf of natural gas at March 31, 2020 versus $3.07 at March 31, 2019, was adjusted by lease for BTU content, transportation fees and regional price differentials.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2020 and 2019 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

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

PROVED RESERVES

	March 31,
	2020	2019
Oil (Bbls):
Proved developed – Producing	314,460	341,890
Proved developed – Non-producing	43,770	34,710
Proved undeveloped	649,570	663,860
Total	1,007,800	1,040,460

Natural gas (Mcf):
Proved developed – Producing	2,970,280	3,420,730
Proved developed – Non-producing	373,930	402,710
Proved undeveloped	1,506,160	1,557,250
Total	4,850,370	5,380,690

Total net proved reserves (BOE)	1,816,195	1,937,240

PV-10 Value (1)	$21,636,700	$22,317,300
Present value of future income tax discounted at 10%	(2,660,700)	(3,065,100)
Standardized measure of discounted future net cash flows (2)	$18,976,000	$19,252,200

Prices used in Calculating Reserves: (3)
Natural gas (per Mcf)	$1.66	$2.77
Oil (per Bbl)	$53.23	$53.71

(1)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
(2)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month first day of the month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.
(3)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials and did not give effect to derivative transactions.

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2020, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

During the fiscal year ending March 31, 2020, we participated in the development of 57 wells converting reserves of approximately 96,000 BOE from proved undeveloped to proved developed – producing with capital cost of approximately $1,407,000.

Oil and gas prices significantly impact the calculation of the PV-10 and the standardized measure of discounted future net cash flows. The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company’s proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 932, “Extractive Activities – Oil and Gas”, may not necessarily be the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2020		2019
	Gross	Net	Gross	Net
Exploratory Wells
Nonproductive – Vertical	-	-	1	.02
Total	-	-	1	.02

Development Wells
Productive - Horizontal	50	.16	43	.12
Productive - Vertical	8	.02	3	.01
Nonproductive - Vertical	-	-	1	-
Total	58	.18	47	.14

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us. The net numbers above represent Mexco’s working interest in the gross wells.

In addition to the working interests mentioned above, other operators drilled 86 gross wells (.09 net wells) on company-owned minerals and royalties at no expense to the Company.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2020, we held an interest in approximately 6,300 gross (22 net) productive wells, including approximately 5,100 wells in which we held an overriding or royalty interest and 1,200 wells in which we held a working interest.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2020:

	Developed Acres
	Gross	Net
Texas	358,700	1,830
Oklahoma	80,000	1,204
New Mexico	31,900	201
Louisiana	36,800	59
North Dakota	22,500	29
Kansas	10,600	41
Montana	6,100	2
Ohio	4,700	18
Wyoming	3,800	5
Arkansas	1,000	5
Mississippi	1,000	3
Alabama	600	3
Colorado	1,100	1
Virginia	100	1
Total	558,900	3,402

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Years Ended March 31,
	2020	2019
Oil (a):
Production (Bbls)	44,301	35,359
Revenue	$2,310,127	$1,921,391
Average Bbls per day (d)	121	97
Average sales price per Bbl	$52.15	$54.34
Gas (b):
Production (Mcf)	294,007	295,133
Revenue	$410,226	$726,486
Average Mcf per day (d)	805	809
Average sales price per Mcf	$1.40	$2.46
Production cost:
Production expenses	$700,739	$748,038
Production and ad valorem taxes	$213,910	$188,362
Total BOE (c)	93,302	84,548
Production cost per BOE	$7.51	$8.85
Production cost per sales dollar	$0.26	$0.28
Total oil and gas revenue	$2,720,353	$2,647,877

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365 day year.

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

		High	Low
2020:	April - June 2019	$6.10	$3.37
	July - September 2019	5.70	3.70
	October - December 2019	4.98	3.60
	January - March 2020	4.25	1.75

2019:	April - June 2018	$6.94	$3.07
	July - September 2018	14.49	4.85
	October - December 2018	6.40	2.70
	January - March 2019	5.36	2.85

On June 15, 2020, the closing sales price of our common stock on the NYSE American was $4.03 per share.

Stockholders

As of March 31, 2020, we had 2,107,166 shares issued and 863 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2020, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	185,700	$6.18	-
2019 Plan	200,000	42,000	3.34	158,000
Total	400,000	227,700	$5.65	158,000

Issuer Repurchases

In September 2019, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

There were no shares of our common stock repurchased for the treasury account during the fiscal years ended March 31, 2020 and 2019.

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

Our long-term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalties and working interests and non-operated properties in areas with significant development potential.

For the year ended March 31, 2020, cash flow from operations was $864,960, a 14% decrease when compared to the corresponding period of fiscal 2019 primarily as a result of a 43% decrease in natural gas price partially offset by an increase in oil sales. Net cash of $795,000 was received from the line of credit, net cash of $1,591,565 was used for additions to oil and gas properties, cash of $150,000 was used for an investment at cost basis for mineral purchases and cash of $12,266 was used for the issuance of our amended loan agreement. Accordingly, net cash decreased $93,871, leaving cash and cash equivalents on hand of $34,381 as of March 31, 2020.

We had working capital of $186,784 as of March 31, 2020 compared to working capital of $395,895 as of March 31, 2019, a decrease of $209,111 for the reasons set forth below.

Oil and Natural Gas Property Development

In addition to 86 gross wells (.09 net wells) drilled by other operators on Mexco’s royalty interests, the Company participated in the drilling and completion of 50 horizontal wells at a cost of approximately $1,425,000 for the fiscal year ending March 31, 2020. Of these horizontal wells, 49 are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico and 1 is located in the Midland Basin in Reagan County, Texas. The operators of these wells include Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, and others.

The first of these wells was completed in September 2019 and tested at an average rate of 2,785 barrels of oil; 6,264 barrels of water; and 4,843,000 cubic feet of gas per day, or 3,592 barrels of oil equivalent per day. This well is in the Wolfcamp Sand formation located in Lea County, New Mexico. Mexco’s working interest in this well is .725%.

Four of these wells began producing in November 2019 at an initial average rate of 2,049 barrels of oil; 4,902 barrels of water; and 3,903,000 cubic feet of gas per day, or 2,700 barrels of oil equivalent per day. These wells are in the Upper Wolfcamp formation located in Lea County, New Mexico. Mexco’s working interest in these wells is .48%.

Two of these wells began producing in December 2019 at an initial average rate of 520 barrels of oil; 1,031 barrels of water; and 580,000 cubic feet of gas per day, or 617 barrels of oil equivalent per day. These wells, operated by Mewbourne Oil Company are in the Bone Spring located in Lea County, New Mexico. Mexco’s working interest in these wells is .14%.

Another well was completed and began producing in December 2019 at an average rate of 348 barrels of oil; 1,692 barrels of water; and 622,000 cubic feet of gas per day, or 452 barrels of oil equivalent per day. This well, operated by Earthstone Operating, LLC. is in the Upper Wolfcamp formation of Reagan County, Texas. Mexco’s working interest in this well is .24%.

Two of these wells began producing in January 2020 at an initial average rate of 2,524 barrels of oil; 6,423 barrels of water; and 7,514,000 cubic feet of gas per day, or 3,776 barrels of oil equivalent per day. These wells are in the Wolfcamp formation located in Lea County, New Mexico. Mexco’s average working interest in these wells is .96%.

Four of these wells began producing in March 2020 at an initial average rate of 1,112 barrels of oil; 4,225 barrels of water; and 2,656,000 cubic feet of gas per day, or 1,555 barrels of oil equivalent per day. These wells, are in the Wolfcamp formation located in Lea County, New Mexico. Mexco’s working interest in these wells is 1.2%.

There were fourteen additional wells that were drilled and completed throughout the fiscal year. Two wells, operated by Mewbourne Oil Company, and three wells, operated by Marathon Oil Company are in the Wolfcamp formation located in Eddy County, New Mexico. Seven wells, operated by Murchison Oil & Gas, LLC, and two wells, operated by Marathon Oil Company are in the Second Bone Spring formation located in Eddy County, New Mexico. All of these wells are currently producing. Mexco’s working interest in these various wells range from .019% to .032%.

The remaining 22 of the 50 horizontal wells have been drilled and are in various stages of completion and testing.

Mexco also participated in the drilling and completion of 8 vertical wells in Winkler County, Texas at an aggregate cost of approximately $30,000. All of these wells are producing.

Also, during the first quarter of fiscal 2020, Mexco expended $186,000 for the completion of 4 wells in which the Company participated in drilling during fiscal 2019. These wells began producing in June 2019.

In April 2019, the Company made a less than 1% cost basis investment commitment in a limited liability company amounting to $250,000 of which $150,000 has been funded through March 31, 2020. This amount is classified as an investment at cost basis on the Company’s consolidated balance sheets less any payments received. The limited liability company is capitalized at approximately $50 million to purchase royalty interests consisting of minerals located in the state of Ohio with 172 gross wells (.65 net wells) of which 164 are Utica gas wells and 8 are Marcellus oil wells either producing, drilling or in process.

In June 2019, the Company received $30,894 in payment for a promissory note in connection with the settlement of a lawsuit from September 2016.

In November 2019, the Company sold its working interests in three wells in Ector County, Texas in which the Company was the operator. The Company received approximately $50,000 in cash before adjustments for its 100% working interest. The Company is no longer operating any wells.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $16.75 per bbl in March 2020 to a high of $62.75 per bbl in April 2019. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.65 per MMBtu in March 2020 to a high of $2.87 per MMBtu in November 2019.

On March 31, 2020 the WTI posted price for crude oil was $16.75 per bbl and the Henry Hub spot price for natural gas was $1.71 per MMBtu. See Results of Operations below for realized prices.

Results of Operations

Fiscal 2020 Compared to Fiscal 2019

We had a net loss of $99,478 for the year ended March 31, 2020 compared to a net loss of $12,946 for the year ended March 31, 2019. This is primarily the result of a decrease in natural gas sales, an increase in operating expenses and interest expense partially offset by increase in oil sales that is further explained below.

Oil and natural gas sales. Revenue from oil and natural gas sales was $2,720,353 for the year ended March 31, 2020, a 2.7% increase from $2,647,877 for the year ended March 31, 2019. This resulted from an increase in oil production and price partially offset by a decrease in natural gas price. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2020	2019	% Difference
Oil:
Revenue	$2,310,127	$1,921,391	20.2%
Volume (bbls)	44,301	35,357	25.3%
Average Price (per bbl)	$52.15	$54.34	(4.0)%

Gas:
Revenue	$410,226	$726,486	(43.5)%
Volume (mcf)	294,007	295,133	(0.4)%
Average Price (per mcf)	$1.40	$2.46	(43.1)%

Production and exploration. Production costs were $914,649 in fiscal 2020, a 2% decrease from $936,400 in fiscal 2019. This was primarily the result of a decrease in lease operating expenses due to the sale of our marginal operated properties in Ector County, Texas.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $853,801 in fiscal 2020, a 6% increase from $802,425 in fiscal 2019. This was primarily due to an increase in oil production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool as a result of a decrease in future development costs.

General and administrative expenses. General and administrative expenses were $1,006,531 for the year ended March 31, 2020, a 10% increase from $911,927 for the year ended March 31, 2019. This was primarily due to an increase in accounting fees, engineering services and stock option compensation expense.

Interest expense. Interest expense was $37,656 in fiscal 2020, a 72% increase from $21,931 in fiscal 2019, due to an increase in borrowings partially offset by a decrease in interest rate.

Income taxes. There was no federal income tax for fiscal 2020 or fiscal 2019. The effective tax rate for fiscal 2020 and fiscal 2019 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2020:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$795,000	$-	$795,000	$-
Leases (2)	$76,703	$65,721	$10,982	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest $29,813 less than 1 year, and $59,625 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three-year lease agreement effective May 15, 2018. Of this total obligation for the remainder of the lease, our majority shareholder will pay $16,137 less than 1 year and $2,697 1-3 years for his portion of the shared office space.

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

The Company records transportation and processing costs that are incurred after control of its product has transferred to the customer as a reduction of “Natural gas sales” on the Consolidated Statement of Operations.

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

Stock-based Compensation. We use the Binomial option pricing model to estimate the fair value of stock-based compensation expenses at grant date. This expense is recognized as compensation expense in our financial statements over the vesting period. We recognize the fair value of stock-based compensation awards as wages in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period.

Accounts Receivable. Our accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectability of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on our previous loss history.

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

Investments. The Company accounts for investments of less than 1% in limited liability companies using the cost method. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

Leases. The Company determines an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use asset, operating lease liability, current, and operating lease liability, long-term on the consolidated balance sheets.

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

Recent Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt ASU 2019-12 is required to adopt all of the amendments in the same period. The Company is currently assessing the effect that ASU 2019-12 will have on its financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments–Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. This guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the effect that ASU 2016-13 will have on its financial position, results of operations and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At March 31, 2020, we had an outstanding loan balance of $795,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $7,950 based on the outstanding balance at March 31, 2020.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2019, our largest credit risk associated with any single purchaser was $170,418 or 63% of our total oil and gas receivables. We have not experienced any significant credit losses.

Energy Price Risk. Our most significant market risk is the pricing applicable to our natural gas and crude oil production. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future.

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries.

Oil prices dropped sharply in early March 2020, and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting supply and demand in global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Oil and natural gas prices are expected to continue to be volatile as a result of the changes in oil and natural gas production, inventories and demand, as well as national and international economic performance. We cannot predict when prices will improve and stabilize.

In addition, prices for natural gas have been adversely effected by temporary pipeline capacity constraints primarily in the Permian Basin. We are unable to predict exactly how long this limitation will continue.

For example, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil on March 31, 2020 was $16.75 per bbl and averaged $14.68 and $24.67 per bbl for the months of April and May 2020, respectively. The WTI posted price for crude oil was $35.75 on June 19, 2020. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas on March 31, 2020 was $1.71 per MMBtu and averaged $1.74 and $1.75 per MMBtu for the months of April and May 2020, respectively. The Henry Hub posted price for natural gas was $1.67 on June 19, 2020.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by five dollars per barrel for fiscal 2020, our oil revenue would have changed by $221,505. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2020, natural gas revenue would have changed by $294,007.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2020.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 10, 2020 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2020, which is incorporated herein by reference.

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

Dated: June 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 26, 2020, by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Nicholas C. Taylor

Nicholas C. Taylor

Chief Executive Officer, Chairman of the Board of Directors

/s/ Tamala L. McComic

Tamala L. McComic

Chief Financial Officer, President, Treasurer and Assistant Secretary

/s/ Michael J. Banschbach

Michael J. Banschbach

Director

/s/ Kenneth L. Clayton

Kenneth L. Clayton

Director

/s/ Thomas R. Craddick

Thomas R. Craddick

Director

/s/ Thomas H. Decker

Thomas H. Decker

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mexco Energy Corporation

Midland, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the Company) as of March 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 16 to the consolidated financial statements, in January 2020, the World Health Organization has declared COVID-19 a “Public Health Emergency of International Concern.” Given the uncertainty of the situation, the duration of business disruption, including the impact to demand for oil and gas products, and related financial impact cannot be reasonably estimated at this time. Our opinion is not modified with respect to this matter.

/s/ WEAVER AND TIDWELL, L.L.P.

Midland, Texas June 26, 2020

We have served as the Company’s auditor since 2017.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$34,381	$128,252
Accounts receivable:
Oil and natural gas sales	271,315	349,600
Trade	13,382	-
Note receivable	-	30,421
Prepaid costs and expenses	50,188	53,735
Total current assets	369,266	562,008
Property and equipment, at cost
Oil and gas properties, using the full cost method	37,465,172	35,907,677
Other	116,993	113,043
Accumulated depreciation, depletion and amortization	(28,109,252)	(27,255,451)
Property and equipment, net	9,472,913	8,765,269
Investment – cost basis	150,000	-
Operating lease, right-of-use asset	76,130	-
Other noncurrent assets	2,200	122,407
Total assets	$10,070,509	$9,449,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$116,760	$166,113
Operating lease liability, current	65,721	-
Total current liabilities	182,481	166,113
Long-term liabilities
Long-term debt	757,423	-
Operating lease liability, long-term	10,982	-
Asset retirement obligations	755,261	854,034
Total long-term liabilities	1,523,666	854,034
Total liabilities	1,706,147	1,020,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,107,166 shares issued and 2,040,166 shares outstanding as of March 31, 2020 and 2019	1,053,583	1,053,583
Additional paid-in capital	7,339,351	7,305,048
Retained earnings	317,429	416,907
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,364,362	8,429,537
Total liabilities and stockholders’ equity	$10,070,509	$9,449,684

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2020	2019
Operating revenues:
Oil sales	$2,310,127	$1,921,391
Natural gas sales	410,226	726,486
Other	18,187	38,996
Total operating revenues	2,738,540	2,686,873

Operating expenses:
Production	914,649	936,400
Accretion of asset retirement obligation	27,235	27,775
Depreciation, depletion and amortization	853,801	802,425
General and administrative	1,006,531	911,927
Total operating expenses	2,802,216	2,678,527

Operating (loss) income	(63,676)	8,346

Other income (expenses):
Interest income	1,854	639
Interest expense	(37,656)	(21,931)
Net other expense	(35,802)	(21,292)

Loss before provision for income taxes	(99,478)	(12,946)

Income tax	-	-

Net loss	$(99,478)	$(12,946)

Loss per common share:
Basic:	$(0.05)	$(0.01)
Diluted:	$(0.05)	$(0.01)

Weighted average common shares outstanding:
Basic:	2,040,166	2,039,412
Diluted:	2,040,166	2,039,412

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2020 and 2019

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2018	$1,052,133	$7,265,601	$429,853	$(346,001)	$8,401,586
Net loss	-	-	(12,946)	-	(12,946)
Issuance of stock through options exercised	1,450	16,791	-	-	18,241
Stock based compensation	-	22,656	-	-	22,656
Balance at March 31, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(99,478)	-	(99,478)
Stock based compensation	-	34,303	-	-	34,303
Balance at March 31, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362

SHARE ACTIVITY
	2020	2019
Common stock shares, issued:
At beginning of year	2,107,166	2,104,266
Issued	-	2,900
At end of year	2,107,166	2,107,166

Common stock shares, held in treasury:
At beginning of year	(67,000)	(67,000)
Acquisitions	-	-
At end of year	(67,000)	(67,000)

Common stock shares, outstanding
At end of year	2,040,166	2,040,166

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2020	2019
Cash flows from operating activities:
Net loss	$(99,478)	$(12,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	34,303	22,656
Depreciation, depletion and amortization	853,801	802,425
Accretion of asset retirement obligations	27,235	27,775
Amortization of debt issuance costs	14,221	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	64,903	482,640
Decrease in right-of-use asset	65,255	-
Decrease (increase) in prepaid expenses	3,547	(6,152)
Decrease (increase) in other assets	30,421	(5,202)
Decrease in accounts payable and accrued expenses	(44,829)	(284,219)
Decrease in operating lease liability	(64,682)	-
Settlement of asset retirement obligations	(19,737)	(14,649)
Net cash provided by operating activities	864,960	1,012,328

Cash flows from investing activities:
Additions to oil and gas properties	(1,692,190)	(812,140)
Additions to other property and equipment	(3,951)	(5,559)
Investment – cost basis	(150,000)	-
Proceeds from sale of oil and gas properties and equipment	104,576	162,304
Net cash used in investing activities	(1,741,565)	(655,395)

Cash flows from financing activities:
Reduction of long-term debt	(490,000)	(700,000)
Proceeds from long-term debt	1,285,000	-
Debt issuance costs	(12,266)	(39,532)
Proceeds from exercise of stock options	-	18,241
Net cash provided by (used in) financing activities	782,734	(721,291)

Net decrease in cash and cash equivalents	(93,871)	(364,358)

Cash and cash equivalents at beginning of period	128,252	492,610

Cash and cash equivalents at end of period	$34,381	$128,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,276	$21,120
Accrued capital expenditures included in accounts payable	$15,437	$19,959

Non-cash investing and financing activities:
Asset retirement obligations	$19,512	$8,658
Operating lease – right of use asset and associated liabilities	$141,385	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2020 and 2019

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of crude oil, natural gas, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. All of the Company’s oil and gas interests are operated by others.

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2020, the Company had all of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ended March 31, 2020 and 2019, no allowance has been made for doubtful accounts.

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

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool). Impairments transferred to the DD&A pool increase the DD&A rate. No costs were excluded for the years ended March 31, 2020 and 2019.

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

The Company records transportation and processing costs that are incurred after control of its product has transferred to the customer as a reduction of “Natural gas sales” on the Consolidated Statement of Operations.

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

Investments. The Company accounts for investments of less than 1% in limited liability companies using the cost method. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

Recent Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt ASU 2019-12 is required to adopt all of the amendments in the same period. The Company is currently assessing the effect that ASU 2019-12 will have on its financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments–Credit Losses,” which makes amendments to clarify the scope of the guidance, including the amendment clarifying that receivables arising from operating leases are not within the scope of Topic 326. This guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the effect that ASU 2016-13 will have on its financial position, results of operations and disclosures.

Liquidity and Capital Resources. Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings, sales of non-core properties and issuance of common stock. Our long-term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalties and working interest, non-operated properties in areas with significant development potential.

3. Fair Value of Financial Instruments

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The fair value amount reported in the accompanying consolidated balance sheets for long-term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. See the Company’s Note 5 on Long-Term Debt for further discussion.

4. Property Sales

During fiscal 2020, the Company continued its policy of selling non-core assets in order to concentrate on the development of more profitable assets and to pay down debt. The Company received approximately $53,000 in cash from the sale of our remaining operated properties in Ector County, Texas; approximately $17,500 in cash for the sale of an overriding royalty interest in Lea County, New Mexico; approximately $4,300 in cash from the sale of joint venture leasehold acreage in which we retained the deep rights in Lea County, New Mexico; and, approximately $4,600 in cash from sales of joint venture leasehold acreage and marginal producing working interest wells in Howard and Ward Counties, Texas.

The Company also received approximately $18,000 in cash from the sale of its surface rights on acreage in Brazoria County, Texas to a related party. The Company retained its mineral rights in this property.

Other immaterial dispositions and purchase price adjustments during fiscal 2020 amounted to approximately $7,200. During fiscal 2019, the Company sold non-core assets for a total of approximately $162,000.

5. Long-Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of March 31:

	2020	2019
Credit facility	$795,000	$-
Unamortized debt issuance costs	(37,577)	-
Total long-term debt	$757,423	$-

On December 28, 2018, the Company entered into a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”), which provided for a credit facility of $1,000,000 with a maturity date of December 28, 2021. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

On February 28, 2020, the Agreement was amended to increase the credit facility to $2,500,000, extend the maturity date to March 28, 2023 and increase the borrowing base to $1,500,000.

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of March 31, 2020, there was $705,000 available on the facility.

No principal payments are anticipated to be required through the maturity date of the credit facility, March 28, 2023. Upon closing with WTNB on the original Agreement, the Company paid a .5% loan origination fee in the amount of $5,000 plus legal and recording expenses totaling $34,532, which were deferred over the life of the credit facility. Upon closing the amendment to the Agreement, the Company paid a .1% loan origination fee of $2,500 and an extension fee of $3,125 plus legal and recording expenses totaling $12,266, which were also deferred over the life of the credit facility.

Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing fiscal quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of March 31, 2020 and believes it will remain in compliance for the next fiscal year.

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

The balance outstanding on the line of credit as of March 31, 2020 was $795,000. The following table is a summary of activity on the WTNB line of credit for the year ended March 31, 2020:

Principal
Balance at April 1, 2019:	$-
Borrowings	1,285,000
Repayments	490,000
Balance at March 31, 2020:	$795,000

Subsequently, on April 6, 2020, the Company borrowed $25,000 on the line of credit; on April 17, 2020, made a payment of $100,000; on May 11, 2020, borrowed $160,000 on the line of credit; and on June 10, 2020, borrowed $50,000 on the line of credit, leaving a balance of $930,000 as of June 26, 2020.

The Company also maintained a Certificate of Deposit Account at WTNB to collateralize one outstanding letter of credit for $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operates. This operated property was sold effective December 1, 2019 and the letter of credit was cancelled. Subsequently, on April 10, 2020, the Certificate of Deposit Account was terminated and the funds deposited into the Company’s operating account.

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2020	2019
Carrying amount of asset retirement obligations, beginning of year	$861,534	$862,553
Liabilities incurred	19,512	8,658
Liabilities settled	(145,520)	(27,452)
Accretion expense	27,235	27,775
Revisions	-	(10,000)
Carrying amount of asset retirement obligations, end of year	762,761	861,534
Less: Current portion	7,500	7,500
Non-Current asset retirement obligation	$755,261	$854,034

7. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the earliest year open to examination by U.S. federal and state income tax jurisdictions is 2015.

On December 22, 2017, the tax legislation referred to as the 2017 Tax Reform Act (“Tax Cuts and Jobs Act”) was enacted. The more significant changes that impact the Company are the reduction in the corporate federal income tax rate from 35% to 21%. Effective April 1, 2018, our corporate federal statutory income tax rate is 21%. GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled.

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2020	2019
Deferred tax assets:
Percentage depletion carryforwards	$1,167,594	$1,136,210
Deferred stock-based compensation	36,568	34,771
Asset retirement obligation	160,180	180,922
Net operating loss	1,248,528	948,722
Other	7,372	5,470
	2,620,242	2,306,095
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	1,313,271	1,045,974
Deferred tax asset, net	$1,306,971	$1,260,121
Valuation allowance	(1,306,971)	(1,260,121)
Net deferred tax	$-	$-

As of March 31, 2020, the Company has a statutory depletion carryforward of approximately $5,550,000, which does not expire. At March 31, 2020, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $5,950,000, which will begin expiring in 2029. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2020	2019
Tax expense at federal statutory rate (1)	$(20,891)	$(2,719)
Statutory depletion carryforward	(31,384)	(24,409)
Change in valuation allowance	46,850	24,698
U. S. tax reform, corporate rate reduction	-	-
Permanent differences	5,427	3,812
Other	(2)	(1,382)
Total income tax	$-	$-
Effective income tax rate	-	-

(1)	The federal statutory rate was 21% for fiscal years ending March 31, 2020 and 2019.

For the years ended March 31, 2020 and 2019, the Company did not have any uncertain tax positions.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties for the year ending March 31, 2016, we are in a net deferred tax asset position for years ending March 31, 2020 and 2019. Our deferred tax asset is $1,306,971 as of March 31, 2020 with a valuation amount of $1,306,971. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the 2017 Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s current year provision and the Company’s consolidated financial statements.

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

In fiscal 2020, one customer accounted for 52% of the total oil and natural gas revenues and 63% of the total oil and natural gas accounts receivable. In fiscal 2019, one customer accounted for 42% of the total oil and natural gas revenues and 40% of the total oil and natural gas accounts receivable and another customer accounted for 6% of the total oil and natural gas revenues and 9% of the total oil and natural gas accounts receivable.

9. Oil and Natural Gas Costs

The costs related to the Company’s oil and natural gas activities were incurred as follows for the years ended March 31:

	2020	2019
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Exploration	168	14,555
Development	1,687,499	803,602
Capitalized asset retirement obligations	19,512	8,658
Total costs incurred for oil and gas properties	$1,707,179	$826,815

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2020	2019
Proved oil and gas properties	$37,465,172	$35,907,677
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	37,465,172	35,907,677
Less accumulated DD&A	28,003,961	27,154,343
	$9,461,211	$8,753,334

DD&A amounted to $9.57 and $9.45 per BOE of production for the years ended March 31, 2020 and 2019, respectively.

10. Loss Per Common Share

Due to a net loss for the years ended March 31, 2020 and 2019, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2020	2019
Net loss	$(99,478)	$(12,946)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,040,166	2,039,412
Effect of the assumed exercise of dilutive stock options	-	-
Weighted avg. common shares outstanding – dilutive	2,040,166	2,039,412

Loss per common share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)

11. Stockholders’ Equity

In September 2019, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. There were no shares of common stock repurchased for the treasury account during fiscal 2020 and 2019.

12. Stock Options

In September 2019, the Company adopted the 2019 Employee Incentive Stock Plan (the “2019 Plan”). The 2019 Plan provides for the award of stock options up to 200,000 shares and includes option awards as well as stock awards. Option awards are granted with the restriction of requiring payment for the shares. Stock awards are granted without restrictions and without payment by the recipient. Neither option awards nor stock awards may exceed 25,000 shares granted to any one individual in any fiscal year. Stock options may be an incentive stock option or a nonqualified stock option. Options to purchase common stock under the plan are granted at the fair market value of the common stock at the date of grant, become exercisable to the extent of 25% of the shares optioned on each of four anniversaries of the date of grant, expire ten years from the date of grant and are subject to forfeiture if employment terminates. The 2019 Plan expires ten years from the date of adoption. According to the Company’s employee stock incentive plan, new shares will be issued upon the exercise of stock options and the Company can repurchase shares exercised under the plan.

During the year ended March 31, 2020, the Compensation Committee of the Board of Directors approved and the Company issued options covering 42,000 shares of stock. During the year ended March 31, 2019, the Compensation Committee of the Board of Directors approved and the Company issued options covering 40,000 shares of stock. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2019 and 2018.

The Company recognized compensation expense of $34,303 and $22,656 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2020 and 2019, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2020 totals $171,788, which is expected to be recognized over a weighted average of 3.31 years.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2020 and 2019. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2020	2019
Grant-date fair value	$2.24	$3.25
Volatility factor	60.12%	55.26%
Dividend yield	-	-
Risk-free interest rate	0.85%	2.91%
Expected term (in years)	6.25	6.25

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the years ended March 31, 2020 and 2019, there were no stock options forfeited or expired.

The following table is a summary of activity of stock options for the years ended March 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years
Outstanding at April 1, 2018	148,600	$4.84	4.34
Granted	40,000	-
Exercised	2,900	8.56
Forfeited or Expired	-	-
Outstanding at March 31, 2019	185,700	$6.18	4.68
Granted	42,000	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2020	227,700	$5.65	4.83

Vested at March 31, 2020	155,700	$6.44	2.76
Exercisable at March 31, 2020	155,700	$6.44	2.76

During the year ended March 31, 2020, no stock options were exercised. During the year ended March 31, 2019, stock options covering 2,900 shares were exercised with a total intrinsic value of $6,575. The Company received proceeds of $18,241 from these exercises.

Other information pertaining to option activity was as follows during the year ended March 31:

	2020	2019
Weighted average grant-date fair value of stock options granted (per share)	$2.24	$3.25
Total fair value of options vested	$32,500	$55,900
Total intrinsic value of options exercised	$-	$6,575

The following table summarizes information about options outstanding at March 31, 2020:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years
$ 3.34 – 4.83	42,000	$3.34
4.84 – 5.97	40,000	4.84
5.98 – 6.26	40,000	6.00
6.26 – 6.50	25,700	6.29
6.51 – 7.00	80,000	6.90
$3.34 – 7.00	227,700	$5.65	4.83

Outstanding options at March 31, 2020 expire between August 2020 and March 2030 and have exercise prices ranging from $3.34 to $7.00.

13. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2020 and 2019 were $44,724 and $51,276, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the year ending March 31, 2020 and 2019 were $15,881 and $13,291, respectively.

In March 2020, the Company entered into an agreement with our principal shareholder, Nicholas C. Taylor for the sale of surface rights to an undivided interest of 1.98 acres in a 160-acre tract of rural land located in Brazoria County, Texas. Mr. Taylor paid the company approximately $18,000 in cash for these rights, such price being based on a November 22, 2019 appraisal by a firm of MAI appraisers at $9,000 per acre undiscounted by 10%.

14. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for the corporate office located in Midland, Texas. This includes 1,021 square feet of office space shared with and reimbursed by the majority shareholder. The lease is a 36-month lease that expires in May 2021 and does not include an option to renew. Subsequently in June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021.

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

The balance sheets classification of lease assets and liabilities was as follows:

March 31, 2020
Assets
Operating lease right-of-use asset, beginning balance	$141,385
Current period amortization	(65,255)
Total operating lease right-of-use asset	$76,130

Liabilities
Operating lease liability, current	$65,721
Operating lease liability, long term	10,982
Total lease liabilities	$76,703

Future minimum lease payments as of March 31, 2020 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2021	65,721
Fiscal Year Ended March 31, 2022	10,982
Total lease payments	$76,703
Less: imputed interest	-
Operating lease liability	76,703
Less: operating lease liability, current	(65,721)
Operating lease liability, long term	$10,982

Net cash paid for our operating lease for the year ended March 31, 2020 and 2019 was $46,447 and $44,028, respectively. Rent expense, less sublease income of $18,234 and $14,597, respectively, is included in general and administrative expenses.

15. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2020 and 2019 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table summarizes the prices utilized in the reserve estimates for 2020 and 2019. Commodity prices utilized for the reserve estimates prior to adjustments for location, grade and quality are as follows:

	March 31,
	2020	2019
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$52.23	$59.52
Natural gas per MMBtu	$2.30	$3.07

The Company’s total estimated proved reserves at March 31, 2020 were approximately 1.816 MBOE of which 55% was oil and natural gas liquids and 45% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2018	1,197,000	5,487,000
Revision of previous estimates	(293,000)	(430,000)
Purchase of minerals in place	-	-
Extensions and discoveries	171,000	619,000
Sales of minerals in place	-	-
Production	(35,000)	(295,000)
As of March 31, 2019	1,040,000	5,381,000
Revision of previous estimates	(72,000)	(384,000)
Purchase of minerals in place	-	-
Extensions and discoveries	90,000	175,000
Sales of minerals in place	(6,000)	(28,000)
Production	(44,000)	(294,000)
As of March 31, 2020	1,008,000	4,850,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. The downward revision of oil and natural gas is primarily the result of reserves written off due to the five-year limitation. They are primarily royalty interests in the Barnett Shale in Tarrant County, Texas and the Goldsmith field in Ector County, Texas, both of which are on a lease held by production and still in place to be developed in the future. There were also reserves written off due to the five-year limitation for a working interest in the Fuhrman Mascho Field in Andrews County, Texas, also on a lease held by production and still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2020 and 2019:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2018	390,740	4,103,390
As of March 31, 2019	376,600	3,823,440
As of March 31, 2020	358,230	3,344,210

Proved Undeveloped Reserves:
As of April 1, 2018	805,980	1,383,120
As of March 31, 2019	663,860	1,557,250
As of March 31, 2020	649,570	1,506,160

At March 31, 2020, the Company reported estimated PUDs of 901 MBOE, which accounted for 50% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 142 new wells (662 MBOE) operated by others, 7 wells are currently being drilled with plans for 59 wells to follow in 2021, 64 wells in 2022 and 12 wells in 2023. The cost of these projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and bank borrowings. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2020.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(BOE)	Development Costs
PUDs, beginning of year	923,405	$9,137,560
Revision of previous estimates	(40,310)	(2,215,976)
Sales of reserves	-	-
Conversions to PD reserves	(96,443)	(1,407,439)
Additional PUDs added	113,940	1,117,919
PUDs, end of year	900,592	$6,632,064

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2020 and 2019 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2023 are $6,632,064.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2020 were $53.23 per bbl of oil and $1.655 per mcf of natural gas. The average prices used for fiscal 2019 were $53.71 per bbl of oil and $2.77 per mcf of natural gas.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2020 and 2019 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2020	2019
Future cash inflows	$61,676,000	$70,766,000
Future production costs and taxes	(16,682,000)	(19,355,000)
Future development costs	(6,984,000)	(9,424,000)
Future income taxes	(4,675,000)	(5,767,000)
Future net cash flows	33,335,000	36,220,000
Annual 10% discount for estimated timing of cash flows	(14,359,000)	(16,968,000)
Standardized measure of discounted future net cash flows	$18,976,000	$19,252,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2020	2019
Sales of oil and gas produced, net of production costs	$(1,806,000)	$(1,711,000)
Net changes in price and production costs	(2,871,000)	36,000
Changes in previously estimated development costs	865,000	1,923,000
Revisions of quantity estimates	(2,140,000)	(6,901,000)
Net change due to purchases and sales of minerals in place	(335,000)	-
Extensions and discoveries, less related costs	1,519,000	4,333,000
Net change in income taxes	404,000	61,000
Accretion of discount	2,164,000	2,200,000
Changes in timing of estimated cash flows and other	1,924,000	435,000
Changes in standardized measure	(276,000)	376,000
Standardized measure, beginning of year	19,252,000	18,876,000
Standardized measure, end of year	$18,976,000	$19,252,000

16. Subsequent Events

During the first quarter of fiscal 2021, the Company borrowed $235,000 on the line of credit and made a payment of $100,000 to reduce the line of credit leaving a balance of $930,000.

During the first quarter of fiscal 2021, the Company expended approximately $200,000 for participation in the drilling of four wells in Lea County, New Mexico.

On April 10, 2020, the Company’s Certificate of Deposit Account used to collateralize a plugging bond with the Texas Railroad Commission in the amount of $25,000 was closed and the funds deposited into the Company’s operating account.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was necessary to support the Company’s ongoing operations. Under the PPP, the Company could obtain a U.S. Small Business Administration loan in an amount equal to the average of the Company’s monthly payroll costs (as defined under the PPP) for calendar 2019 multiplied by 2.5 (approximately 10 weeks of payroll costs). Section 1106 of the CARES Act contains provisions for the forgiveness of all or a portion of a PPP loan, subject to the satisfaction of certain requirements. The amount eligible for forgiveness is, subject to certain limitations, the sum of the Company’s payroll costs, rent and utilities paid by the Company during the 24-week period beginning on the funding date of the PPP loan. On May 5, 2020, the Company closed on a PPP loan in the amount of $68,574, which was funded on the date thereof.

Beginning in March 2020, significant price decline and price volatility for oil and gas products emerged in the market. The Company could be directly impacted by these price changes if the decline in demand and price remain depressed for an extended period of time. The financial statement impact, change in price and expected time for these changes is not estimable but will result in significant decreases in oil and gas operations. Management has considered all available information and has concluded that volatility in price and demand is difficult to estimate and the current outcome of future operations is unknown. The extent of the operational and financial impact the COVID-19 pandemic may have on the Company has yet to be determined and is dependent on its duration and spread, any related operational restrictions and the overall economy. The Company is unable to accurately predict how COVID-19 will affect the results of its operations because the virus’s severity and the duration of the pandemic are uncertain. For example, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil on March 31, 2020 was $16.75 per bbl and averaged $14.68 and $24.67 per bbl for the months of April and May 2020, respectively. The WTI posted price for crude oil was $35.75 on June 19, 2020. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas on March 31, 2020 was $1.71 per MMBtu and averaged $1.74 and $1.75 per MMBtu for the months of April and May 2020, respectively. The Henry Hub posted price for natural gas was $1.67 on June 19, 2020.

In April 2020, the Company expended approximately $28,100 to purchase twelve 1,000 barrel contracts to hedge our oil production for the months of April through August at a floor price of $25.00 per barrel. On May 4, 2020, the Company received a net settlement of $8,200 for the first of these contracts.

In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021.

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	2019 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 16, 2019, and incorporated herein by reference.

10.3	Loan Agreement dated December 28, 2018 between West Texas National Bank and Mexco Energy Corporation filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018, and incorporated herein by reference.

10.4	First Amendment to Loan Agreement dated February 28, 2020 to the Loan Agreement between West Texas National Bank and Mexco Energy Corporation dated December 31, 2018.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Weaver and Tidwell, L.L.P., Independent Registered Public Accounting Firm

23.2	Consent of Russell K. Hall & Associates, Inc., Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Russell K. Hall & Associates, Inc., Independent Petroleum Engineering Firm

