Form 10-Q
period 2020-06-30
MEXCO ENERGY CORP
filed 2020-08-06
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 1-31785

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

415 West Wall Street, Suite 475
Midland, Texas	79701
(Address of principal executive offices)	(Zip code)

(432) 682-1119

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	MXC	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO  [X]

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 4, 2020 was 2,040,166.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,537	$34,381
Accounts receivable:
Oil and natural gas sales	195,836	271,315
Trade	11,093	13,382
Derivative instruments	550	-
Prepaid asset – option contract	11,400	-
Prepaid costs and expenses	39,157	50,188
Total current assets	310,573	369,266

Property and equipment, at cost
Oil and gas properties, using the full cost method	37,710,080	37,465,172
Other	118,388	116,993
Accumulated depreciation, depletion and amortization	(28,333,356)	(28,103,252)
Property and equipment, net	9,495,112	9,472,913
Investment – cost basis	150,000	150,000
Operating lease, right-of-use asset	69,239	76,130
Other noncurrent assets	96	2,200
Total assets	$10,025,020	$10,070,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$143,425	$116,760
Operating lease liability, current	65,083	65,721
Total current liabilities	208,508	182,481
Long-term liabilities
Long-term debt, net	895,554	757,423
Operating lease liability, long-term	5,491	10,982
PPP loan payable	68,574	-
Asset retirement obligations	768,196	755,261
Total long-term liabilities	1,737,815	1,523,666
Total liabilities	1,946,323	1,706,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,107,166 shares issued and 2,040,166 shares outstanding as of June 30, 2020 and March 31, 2020	1,053,583	1,053,583
Additional paid-in capital	7,353,356	7,339,351
Retained earnings	17,759	317,429
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,078,697	8,364,362
Total liabilities and stockholders’ equity	$10,025,020	$10,070,509

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2020	2019

Operating revenues:
Oil sales	$282,370	$588,436
Natural gas sales	81,809	103,258
Other	6,277	7,897
Total operating revenues	370,456	699,591

Operating expenses:
Production	171,666	219,395
Accretion of asset retirement obligations	7,187	6,747
Depreciation, depletion and amortization	224,105	210,238
General and administrative	248,878	311,061
Total operating expenses	651,836	747,441

Operating loss	(281,380)	(47,850)

Other income (expense):
Interest income	15	20
Net realized and unrealized loss on derivative contracts	(7,250)	-
Interest expense	(11,055)	(6,356)
Net other expense	(18,290)	(6,336)

Loss before provision for income taxes	(299,670)	(54,186)

Income tax	-	-

Net loss	$(299,670)	$(54,186)

Loss per common share:
Basic:	$(0.15)	$(0.03)
Diluted:	$(0.15)	$(0.03)

Weighted average common shares outstanding:
Basic:	2,040,166	2,040,166
Diluted:	2,040,166	2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net loss	-	-	(299,670)	-	(299,670)
Stock based compensation	-	14,005	-	-	14,005
Balance at June 30, 2020	$1,053,583	$7,353,356	$17,759	$(346,001)	$8,078,697

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(54,186)	-	(54,186)
Stock based compensation	-	8,125	-	-	8,125
Balance at June 30, 2019	$1,053,583	$7,313,173	$362,721	$(346,001)	$8,383,476

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2020		2,107,166
Issued		-
Balance at June 30, 2020		2,107,166

Common stock shares, held in treasury:
Balance at April 1, 2020		(67,000)
Acquisitions		-
Balance at June 30, 2020		(67,000)

Common stock shares, outstanding at June 30, 2020		2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(299,670)	$(54,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	14,005	8,125
Depreciation, depletion and amortization	224,105	210,238
Accretion of asset retirement obligations	7,187	6,747
Amortization of debt issuance costs	3,131	3,593
Change in fair value of derivative instruments	(550)	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	77,768	(21,936)
Decrease in prepaid expenses	11,032	15,387
Increase in prepaid asset – option contract	(11,400)	-
Decrease in other assets	-	30,421
Decrease in right-of-use asset	6,891	16,314
Increase (decrease) in accounts payable and accrued expenses	40,178	(10,148)
Settlement of asset retirement obligations	(76)	(2,558)
Decrease in operating lease liability	(6,129)	(16,041)
Net cash provided by operating activities	66,472	185,956

Cash flows from investing activities:
Additions to oil and gas properties	(257,281)	(314,945)
Additions to other property and equipment	(1,395)	-
Investment – cost basis	-	(75,000)
Proceeds from sale of oil and gas properties and equipment	6,786	1,098
Net cash used in investing activities	(251,890)	(388,847)

Cash flows from financing activities:
Reduction of long-term debt	(100,000)	-
Proceeds from long-term debt	303,574	225,000
Net cash provided by financing activities	203,574	225,000

Net increase in cash and cash equivalents	18,156	22,109

Cash and cash equivalents at beginning of period	34,381	128,252

Cash and cash equivalents at end of period	$52,537	$150,361

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,865	$4,063

Non-cash investing and financing activities:
Asset retirement obligations	$5,748	$2,363
Operating lease – right of use asset and associated liabilities	$9,360	$141,385

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the exploration, development and production of crude oil, natural gas, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. All of Company’s oil and gas interests are operated by others.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2020, and the results of its operations and cash flows for the interim periods ended June 30, 2020 and 2019. The consolidated financial statements as of June 30, 2020 and for the three-month periods ended June 30, 2020 and 2019 are unaudited. The consolidated balance sheet as of March 31, 2020 was derived from the audited balance sheet filed in the Company’s 2020 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

Investments. The Company accounts for investments of less than 1% in limited liability companies using the cost method. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

Derivative Financial Instruments. The Company’s derivative financial instruments are used to manage commodity price risk attributable to expected oil and gas production. While there is risk the financial benefit of rising oil and gas prices may not be captured, the Company believes the benefits of stable and predictable cash flows outweigh the potential risks.

The Company accounts for derivative financial instruments using fair value accounting and recognizes gains and losses in earnings during the period in which they occur. Unsettled derivative instruments are recorded in the accompanying consolidated balance sheets as either a current or non-current asset or a liability measured at its fair value. The Company only offsets derivative assets and liabilities for arrangements with the same counterparty when right of setoff exists. Derivative assets and liabilities with different counterparties are recorded gross in the consolidated balance sheets. Derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows.

The Company uses certain pricing models to determine the fair value of its derivative financial instruments. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets.

Recently Adopted Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt ASU 2019-12 is required to adopt all of the amendments in the same period. The Company is currently assessing the effect that ASU 2019-12 will have on its financial position, results of operations and disclosures.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2021:

Carrying amount of asset retirement obligations as of April 1, 2020	$762,761
Liabilities incurred	5,748
Liabilities settled	-
Accretion expense	7,187
Carrying amount of asset retirement obligations as of June 30, 2020	775,696
Less: Current portion	7,500
Non-Current asset retirement obligation	$768,196

4. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	June 30, 2020	March 31, 2020
Credit facility	$930,000	$795,000
Unamortized debt issuance costs	(34,446)	(37,577)
Total long-term debt	$895,554	$757,423

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2020, there was $570,000 available on the facility.

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

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of June 30, 2020.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval. The Company obtained written permission prior to entering into the current hedge agreement discussed in Note 7 of this report.

The balance outstanding on the line of credit as of June 30, 2020 was $930,000. The following table is a summary of activity on the WTNB line of credit for the three months ended June 30, 2020:

Principal
Balance at April 1, 2020:	$795,000
Borrowings	235,000
Repayments	100,000
Balance at June 30, 2020:	$930,000

The Company also maintained a Certificate of Deposit Account at WTNB to collateralize one outstanding letter of credit for $25,000 in lieu of a plugging bond with the Texas Railroad Commission covering the properties the Company operated. The operated property was sold effective December 1, 2019 and the letter of credit was cancelled. On April 10, 2020, the Certificate of Deposit Account was terminated and the funds deposited into the Company’s operating account.

5. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,021 square feet of office space shared with and reimbursed by our majority shareholder. The lease is a 36-month lease that was to expire in May 2021 and does not include an option to renew. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021.

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

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2020
Assets
Operating lease right-of-use asset, beginning balance	$76,130
Current period amortization	(16,251)
Lease amendment	(1,622)
Lease extension	10,982
Total operating lease right-of-use asset	$69,239

Liabilities
Operating lease liability, current	$65,083
Operating lease liability, long term	5,491
Total lease liabilities	$70,574

Future minimum lease payments as of June 30, 2019 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2021	48,609
Fiscal Year Ended March 31, 2022	21,965
Total lease payments	$70,574
Less: imputed interest	-
Operating lease liability	70,574
Less: operating lease liability, current	(65,083)
Operating lease liability, long term	$5,491

Net cash paid for our operating lease for the three months ended June 30, 2020 and 2019 was $10,600 and $11,016, respectively. Rent expense, less sublease income of $3,803 and $3,938, respectively, is included in general and administrative expenses.

Note 6. Fair Value Measurements

The Company applies FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), which establishes a framework for measuring fair value based upon inputs that market participants use in pricing an asset or liability, which are classified into two catagories: observable inputs or unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

Level 1:     Quoted prices for identical instruments in active markets at the measurement date.

Level 2:    Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3:    Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability acquired, based on the best information available in the circumstances.

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

The fair value amount reported in the accompanying consolidated balance sheets for long-term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. See the Company’s note 4 on Long Term Debt for further discussion.

Fair Value Measurements on a Recurring Basis

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s commodity derivative instruments were carried at fair value on a recurring basis in the Company’s consolidated balance sheets. The Company uses certain pricing models to determine the fair value of its derivative financial instruments. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Assumed credit risk adjustments, based on published credit ratings and public bond yield spreads are applied to the Company’s commodity derivatives. The Company’s derivative instruments are subject to netting arrangements and qualify for net presentation in the consolidated balance sheets in those instances where such arrangements exist with the respective counterparty.

To ensure these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party as well as market constraints on liquidity. Any such adjustment was not material as of June 30, 2020.

The following tables presents the fair value hierarchy for those derivative instruments measured at fair value on a recurring basis as of June 30, 2020.

	Level 1	Level 2	Level 3	Total Fair Value June 30, 2020
Financial asset – current
Oil derivative price put option contracts	$-	$550	$-	$550

Financial asset – non-current
Oil derivative price put option contracts	-	-	-	-

Total financial assets	$-	$550	$-	$550

Fair Value Measurements on a Nonrecurring Basis

The asset retirement obligation estimates are derived from historical costs and management’s expectation of future cost environments and, therefore, the Company has designated these liabilities as Level 3 measurements. The significant inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit-adjusted risk-free rate. See Note 3 for a reconciliation of the beginning and ending balances of the liability for the Company’s asset retirement obligations.

Note 7. Derivative Financial Instruments

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive.

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk. Derivative contracts are utilized to economically hedge the Company’s exposure to price fluctuations and reduce the variability in the Company’s cash flows associated with anticipated sales of future oil and natural gas production. The Company follows FASB ASC Topic 815, Derivatives and Hedging (ASC Topic 815), to account for its derivative financial instruments.

The Company’s crude oil derivative positions consist of put options. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in net realized and unrealized gain (loss) on commodity price hedging contracts on the consolidated statements of operations. All derivative contracts are recorded at fair market value and included in the consolidated balance sheets as assets or liabilities.

The Company may have multiple hedge positions that span a several-month time period and result in fair value asset and liability positions. At the end of the reporting periods, those positions are offset to a single fair value asset or liability for each commodity and the netted balance is reflected in the consolidated balance sheets as an asset or liability.

During the quarter ended June 30, 2020 the Company entered into a series of crude oil put option contracts.

The following table summarizes the fair value amounts of derivative contracts in the consolidated balance sheets as well as the gross recognized derivative assets in the consolidated balance sheets as of June 30, 2020.

	Gross Recognized Asset	Gross Amounts Offset	Net Recognized Asset
Oil price hedging contracts - current	$550	$-	$550
Oil price hedging contracts – non-current	-	-	-
	$550	$-	$550

The following tables summarizes the amounts of the Company’s realized and unrealized gains (losses) on derivative contracts in the Company’s consolidated statements of operations for the quarter ended June 30, 2020.

Gain Recognized
Realized gain (loss) on oil price hedging contracts	$(7,800)
Unrealized gain (loss) on oil price hedging contracts	550
Net realized and unrealized loss on derivative contracts	$(7,250)

The periods covered, notional amounts, fixed price and related commodity pricing index of the Company’s outstanding crude oil derivative contracts as of June 30, 2020 are set forth in the table below:

Period	Type of Contract	Index	Volume Bbls	Weighted Average Floor Price
July 2020	Put Options	NY MEX WTI	3,000	$25.00
August 2020	Put Options	NY MEX WTI	2,000	$25.00

8. Income Taxes

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of June 30, 2020. Our deferred tax asset is $1,374,837 as of June 30, 2020 with a valuation amount of $1,374,837. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

9. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2020 and 2019 was $10,102 and $10,101, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending June 30, 2020 and 2019 were $3,803 and $3,938, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net loss per share for the three-month periods ended June 30, 2020 and 2019.

	2020	2019
Net loss	$(299,670)	$(54,186)

Shares outstanding:
Weighted average common shares outstanding – basic	2,040,166	2,040,166
Effect of the assumed exercise of dilutive stock options	-	-
Weighted average common shares outstanding – dilutive	2,040,166	2,040,166
Loss per common share:
Basic	$(0.15)	$(0.03)
Diluted	$(0.15)	$(0.03)

Due to a net loss for the three months ended June 30, 2020 and 2019, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

11. Subsequent Events

Effective July 1, 2020, the Company sold its interest in the deep rights of a property in Martin County, Texas for a cash payment of $100,000.

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

Our long-term strategy is on increasing profit margins while concentrating on obtaining reserves with low cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalty and working interests and non-operated properties in areas with significant development potential.

For the first three months of fiscal 2021, cash flow from operations was $66,472, a decrease of 64% when compared to the corresponding period of fiscal 2020 primarily due to a 56% decrease in crude oil price and a 29% decrease in natural gas price partially offset by a 9% increase in oil production and an 11% increase in gas production. Net cash of $204,000 was received from long-term borrowings and net cash of $251,890 was used for addition to oil and gas properties. Accordingly, net cash increased $18,157 leaving cash and cash equivalents on hand of $52,537 as of June 30, 2020.

At June 30, 2020, we had working capital of $102,065 compared to working capital of $186,785 at March 31, 2020, a decrease of $84,720 for the reasons set forth below.

Oil and Natural Gas Property Development. In addition to an indeterminate number of wells to be drilled by other operators on Mexco’s royalty interests, the Company currently plans to participate in the drilling and completion of approximately 20 horizontal wells at an estimated aggregate cost of approximately $950,000 for the fiscal year ending March 31, 2021 of which, $205,000 has already been expended. The operators of these wells include Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, and others.

The Company also plans to expend approximately $280,000 for the additional completion costs of 22 horizontal wells located in Eddy and Lea Counties, New Mexico that the Company participated in drilling during fiscal 2020 that were delayed due to the depressed oil and gas prices in March 2020. Of these wells, 4 were completed in April 2020 and are currently producing at an aggregate average rate of 3,298 barrels of oil 6,486 barrels of water; and 6,154,000 cubic feet of gas per day, or 4,324 barrels of oil equivalent per day. Mexco’s working interest in these wells is .48%. Another 3 of these wells were completed in May 2020 and are currently producing at an aggregate average rate of 1,801 barrels of oil and 6,626,000 cubic feet of gas per day, or 2,905 barrels of oil equivalent per day. Mexco’s interest in these wells is .006%.

During the first quarter of fiscal 2021, Mexco participated in the drilling of 2 horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $101,000. Mexco’s working interest in these wells is 1.2%.

Also during the first quarter of fiscal 2021, Mexco expended $99,000 to participate in the drilling of 5 horizontal wells in the Upper Avalon formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .5%.

The Company also expended $5,000 during the first quarter of fiscal 2021 for its share to participate in 1 horizontal well in the Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in this well is .14%.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Beginning in March 2020, crude oil and natural gas prices decreased significantly through May 2020. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil on March 31, 2020 was $16.75 per bbl and averaged $14.68 and $24.67 per bbl for the months of April and May, respectively. The WTI posted price for crude oil was $35.25 on June 30, 2020. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas on March 31, 2020 was $1.71 per MMBtu and averaged $1.74 and $1.75 per MMBtu for the months of April and May, respectively. The Henry Hub posted price for natural gas was $1.67 on June 30, 2020.

Paycheck Protection Program (PPP) Loan. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small businesses with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the United States Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to 24 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 5, 2020, the Company received funding for approximately $68,574.

The loan is a two-year loan with a maturity date of May 5, 2022. The loan bears an annual interest rate of 1%. The loan shall be payable monthly with the first six monthly payments deferred. It is the Company’s intent to apply for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the SBA. The Company is eligible for loan forgiveness in an amount equal to payments made during the 24-week period beginning on the Loan date, with the exception that no more than 40.0% of the amount of loan forgiveness may be for expenses other than payroll expenses. The Company used all loan proceeds to partially subsidize direct payroll expenses and rent for our corporate office space.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2020:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$930,000	$-	$930,000	$-
Leases (2)	$70,574	$65,083	$5,491	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $34,875 less than 1 year and $61,031 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,980 less than 1 year and $1,348 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. For the quarter ended June 30, 2020, there was a net loss of $299,670, compared to a net loss of $54,186 for the quarter ended June 30, 2019. This was a result of a decrease in operating revenues due to a decrease in oil and gas prices partially offset by a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $364,179 for the quarter ended June 30, 2020, a 47% decrease from $691,694 for the quarter ended June 30, 2019. This primarily resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2020	2019	% Difference
Oil:
Revenue	$282,370	$588,436	(52.0)%
Volume (bbls)	11,534	10,609	8.7%
Average Price (per bbl)	$24.48	$55.47	(55.9)%

Gas:
Revenue	$81,809	$103,258	(20.8)%
Volume (mcf)	79,516	71,847	10.7%
Average Price (per mcf)	$1.03	$1.44	(28.5)%

Production and exploration. Production costs were $171,666 for the three months ended June 30, 2020, a 22% decrease from $219,395 for the three months ended June 30, 2019. This decrease is primarily the result of a decrease in production taxes as a result of a decrease in oil and gas revenues and a decrease in lease operating expenses due to numerous wells being shut-in during the month of May 2020 as well as cost cutting measures being implemented by the operators because of the depressed oil and gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $224,105 for the first quarter of fiscal 2021, a 7% increase from $210,238 for the first quarter of fiscal 2020, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $248,878 for the three months ended June 30, 2020, a 20% decrease from $311,061 for the three months ended June 30, 2019. This was primarily due to a decrease in engineering and accounting fees and salaries.

Interest expense. Interest expense was $11,055 for the first quarter of fiscal 2021, an increase of 74% from $6,356 for the first quarter of fiscal 2020 due to an increase in borrowings partially offset by a decrease in interest rate.

Income taxes. There was no income tax expense for the three months ended June 30, 2020 and for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 and June 30, 2019 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At June 30, 2020, we had an outstanding loan balance of $930,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $9,300, based on the outstanding balance at June 30, 2020.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2020, our largest credit risk associated with any single purchaser was $113,067 or 58% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Oil prices dropped sharply in early March 2020, and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting supply and demand in global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Oil and natural gas prices are expected to continue to be volatile as a result of the changes in oil and natural gas production, inventories and demand, as well as national and international economic performance. Even though oil prices improved in June 2020, we cannot predict when oil prices will stabilize.

In addition, prices for natural gas have been adversely effected by temporary pipeline capacity constraints in the Permian Basin. We are unable to predict exactly how long this limitation will continue.

For example, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil on March 31, 2020 was $16.75 per bbl and averaged $14.68, $24.67 and $34.35 per bbl for the months of April, May and June 2020, respectively. The WTI posted price for crude oil was $35.25 on June 30, 2020. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas on March 31, 2020 was $1.71 per MMBtu and averaged $1.74, $1.75 and $1.63 per MMBtu for the months of April, May and June 2020, respectively. The Henry Hub posted price for natural gas was $1.67 on June 30, 2020. See Results of Operations above for the Company’s realized prices during the quarter.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2020, our pretax income would have increased or decreased by $115,340. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2020, our pretax income would have increased or decreased by $79,516.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 5, 2020	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 5, 2020	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 19