Form 10-Q
period 2020-09-30
MEXCO ENERGY CORP
filed 2020-11-05
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 5, 2020 was 2,051,866.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,678	$34,381
Accounts receivable:
Oil and natural gas sales	320,772	271,315
Trade	592	13,382
Prepaid costs and expenses	23,901	50,188
Total current assets	407,943	369,266
Property and equipment, at cost
Oil and gas properties, using the full cost method	38,022,952	37,465,172
Other	120,208	116,993
Accumulated depreciation, depletion and amortization	(28,569,491)	(28,109,252)
Property and equipment, net	9,573,669	9,472,913
Investment – cost basis	175,000	150,000
Operating lease, right-of-use asset	53,113	76,130
Other noncurrent assets	44	2,200
Total assets	$10,209,769	$10,070,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$112,288	$116,760
Operating lease liability, current	54,912	65,721
Total current liabilities	167,200	182,481
Long-term liabilities
Long-term debt	1,143,686	757,423
PPP loan payable	68,574	-
Operating lease liability, long-term	-	10,982
Asset retirement obligations	770,204	755,261
Total long-term liabilities	1,982,464	1,523,666
Total liabilities	2,149,664	1,706,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,108,666 and 2,107,166 shares issued; 2,041,666 and 2,040,166 shares outstanding as of September 30, 2020 and March 31, 2020, respectively	1,054,333	1,053,583
Additional paid-in capital	7,375,984	7,339,351
Retained (losses) earnings	(24,211)	317,429
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,060,105	8,364,362
Total liabilities and stockholders’ equity	$10,209,769	$10,070,509

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues:
Oil sales	$504,957	$531,086	$787,327	$1,119,522
Natural gas sales	125,007	94,664	206,816	197,922
Other	6,078	134	12,355	8,031
Total operating revenues	636,042	625,884	1,006,498	1,325,475

Operating expenses:
Production	217,117	229,042	388,783	448,437
Accretion of asset retirement obligations	7,237	6,590	14,424	13,337
Depreciation, depletion, and amortization	236,134	209,729	460,239	419,967
General and administrative	192,360	255,294	441,238	566,355
Total operating expenses	652,848	700,655	1,304,684	1,448,096

Operating loss	(16,806)	(74,771)	(298,186)	(122,621)

Other income (expenses):
Interest income	301	479	316	499
Interest expense	(13,515)	(8,495)	(24,570)	(14,851)
Loss on derivative instruments	(11,950)	-	(19,200)	-
Net other expense	(25,164)	(8,016)	(43,454)	(14,352)

Loss before income taxes	(41,970)	(82,787)	(341,640)	(136,973)

Income tax	-	-	-	-

Net loss	$(41,970)	$(82,787)	$(341,640)	$(136,973)

Loss per common share:
Basic:	$(0.02)	$(0.04)	$(0.17)	$(0.07)
Diluted:	$(0.02)	$(0.04)	$(0.17)	$(0.07)

Weighted average common shares outstanding:
Basic:	2,040,941	2,040,166	2,040,553	2,040,166
Diluted:	2,040,941	2,040,166	2,040,553	2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings (Losses)	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net loss	-	-	(341,640)	-	(341,640)
Issuance of stock through options exercised	750	8,685			9,435
Stock based compensation	-	27,948	-	-	27,948
Balance at September 30, 2020	$1,054,333	$7,375,984	$(24,211)	$(346,001)	$8,060,105

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings (Losses)	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2020	$1,053,583	$7,353,356	$17,759	$(346,001)	$8,078,697
Net loss	-	-	(41,970)	-	(41,970)
Issuance of stock through options exercised	750	8,685			9,435
Stock based compensation	-	13,943	-	-	13,943
Balance at September 30, 2020	$1,054,333	$7,375,984	$(24,211)	$(346,001)	$8,060,105

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(136,973)	-	(136,973)
Stock based compensation	-	16,250	-	-	16,250
Balance at September 30, 2019	$1,053,583	$7,321,298	$279,934	$(346,001)	$8,308,814

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2019	$1,053,583	$7,313,173	$362,721	$(346,001)	$8,383,476
Net loss	-	-	(82,787)	-	(82,787)
Stock based compensation	-	8,125	-	-	8,125
Balance at September 30, 2019	$1,053,583	$7,321,298	$279,934	$(346,001)	$8,308,814

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2020		2,107,166
Issued		1,500
Balance at September 30, 2020		2,108,666

Common stock shares, held in treasury:
Balance at April 1, 2020		(67,000)
Acquisitions		-
Balance at September 30, 2020		(67,000)

Common stock shares, outstanding at September 30, 2020		2,041,666

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(341,640)	$(136,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	27,948	16,250
Depreciation, depletion and amortization	460,239	419,967
Accretion of asset retirement obligations	14,424	13,337
Amortization of debt issuance costs	6,263	7,188
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(36,667)	456
Decrease in right-of-use asset	23,017	32,628
Decrease in prepaid expenses	26,287	14,568
Decrease in other assets	-	30,421
Increase (decrease) in accounts payable and accrued expenses	7,185	(13,956)
Settlement of asset retirement obligations	(1,028)	(8,694)
Decrease in operating lease liability	(21,791)	(32,254)
Net cash provided by operating activities	164,237	342,938

Cash flows from investing activities:
Additions to oil and gas properties	(714,079)	(842,139)
Drilling refunds	42,060	-
Investment – cost basis	(25,000)	(100,000)
Proceeds from sale of oil and gas properties and equipment	106,285	26,448
Additions to other property and equipment	(3,215)	-
Net cash used in investing activities	(593,949)	(915,691)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,435	-
Proceeds from long-term debt	673,574	555,000
Reduction of long-term debt	(225,000)	(40,000)
Net cash provided by financing activities	458,009	515,000

Net increase (decrease) in cash and cash equivalents	28,297	(57,753)

Cash and cash equivalents at beginning of period	34,381	128,252

Cash and cash equivalents at end of period	$62,678	$70,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,859	$7,395

Non-cash investing and financing activities:
Asset retirement obligations	$11,269	$10,421
Operating lease – right of use asset and associated liabilities	$9,360	$141,385

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

Recent Events

The outbreak of the novel coronavirus (“COVID-19”) in the first calendar quarter of 2020 and its continued spread across the globe in the second and third calendar quarters of 2020 has resulted, and is likely to continue to result, in significant economic disruption and has, and is likely to continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which include the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take effect at the close of the fiscal year ended March 31, 2020, and continued through the issuance of these condensed consolidated financial statements. The full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these condensed consolidated financial statements is uncertain. At the time of this filing, cases of COVID-19 in the U.S. remain high, including in Texas, where we conduct significant operations.

The severe drop in economic activity, travel restrictions and other restrictions due to COVID-19 have had a significant negative impact on the demand for oil and gas. Due to the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and capacity for the Company’s customers’ production may be limited or completely unavailable in the future, which may further negatively impact the price of oil. The Company cannot predict whether, or when, the global supply and demand imbalance will be resolved or whether, or when, oil and natural gas production and economic activities will return to normalized levels. In the absence of additional reductions to global production, oil, natural gas and NGLs prices could remain at current levels, or decline further, for an extended period of time.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2020, and the results of its operations and cash flows for the interim periods ended September 30, 2020 and 2019. The consolidated financial statements as of September 30, 2020 and for the three and six month periods ended September 30, 2020 and 2019 are unaudited. The consolidated balance sheet as of March 31, 2020 was derived from the audited balance sheet filed in the Company’s 2020 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2021:

Carrying amount of asset retirement obligations as of April 1, 2020	$762,761
Liabilities incurred	11,269
Liabilities settled	(10,750)
Accretion expense	14,424
Carrying amount of asset retirement obligations as of September 30, 2020	777,704
Less: Current portion	7,500
Non-Current asset retirement obligation	$770,204

4. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	September 30, 2020	March 31, 2020
Credit facility	$1,175,000	$795,000
Unamortized debt issuance costs	(31,314)	(37,577)
Total long-term debt	$1,143,686	$757,423

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2020, there was $325,000 available on the facility.

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

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of September 30, 2020.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval. The Company obtained written permission prior to entering into the current hedge agreement discussed in Note 7.

The balance outstanding on the line of credit as of September 30, 2020 was $1,175,000. The following table is a summary of activity on the WTNB line of credit for the six months ended September 30, 2020:

Principal
Balance at April 1, 2020:	$795,000
Borrowings	605,000
Repayments	(225,000)
Balance at September 30, 2020:	$1,175,000

Subsequently, on October 16, 2020, the Company made a payment of $75,000 on the WTNB line of credit leaving a balance of $1,100,000.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2020
Assets
Operating lease right-of-use asset, beginning balance	$76,130
Current period amortization	(32,377)
Lease amendment	(1,622)
Lease extension	10,982
Total operating lease right-of-use asset	$53,113

Liabilities
Operating lease liability, current	$54,912
Operating lease liability, long term	-
Total lease liabilities	$54,912

Future minimum lease payments as of September 30, 2020 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2021	32,947
Fiscal Year Ended March 31, 2022	21,965
Total lease payments	$54,912
Less: imputed interest	-
Operating lease liability	54,912
Less: operating lease liability, current	(54,912)
Operating lease liability, long term	$-

Net cash paid for our operating lease for the six months ended September 30, 2020 and 2019 was $21,693 and $24,173, respectively. Rent expense, less sublease income of $9,459 and $8,080, respectively, is included in general and administrative expenses.

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

To ensure these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party as well as market constraints on liquidity. Any such adjustment was not material as of September 30, 2020.

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

During the quarter ended June 30, 2020 the Company entered into a series of crude oil put option contracts. All of these such contracts expired in July and August 2020.

The following tables summarizes the amounts of the Company’s realized and unrealized losses on derivative contracts in the Company’s consolidated statements of operations for the six months ended September 30, 2020.

Loss Recognized
Realized loss on oil price hedging contracts	$(19,200)
Unrealized gain (loss) on oil price hedging contracts	-
Net realized and unrealized loss on derivative contracts	$(19,200)

8. Stock-based Compensation

The Company recognized stock-based compensation expense of $13,943 and $8,125 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2020 and 2019 was $27,948 and $16,250, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2020 totals $141,861 which is expected to be recognized over a weighted average of 2.94 years.

The following table is a summary of activity of stock options for the six months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding at April 1, 2020	227,700	$5.65	4.83
Granted	-	-
Exercised	(1,500)	6.29
Forfeited or Expired	(35,200)	-
Outstanding at September 30, 2018	191,000	$5.56	5.14

Vested at September 30, 2020	130,000	$6.37	3.35
Exercisable at September 30, 2020	130,000	$6.37	3.35

During the six months ended September 30, 2020, stock options covering 1,500 shares were exercised with a total intrinsic value of $135. The Company received proceeds of $9,435 from these exercises. During the six months ended September 30, 2019, no stock options were exercised.

During the six months ended September 30, 2020, 1,000 unvested stock options were forfeited due to the resignation of an employee and 34,200 vested stock options expired unexercised. There were no stock options forfeited or expired during the six months ended September 30, 2019. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at September 30, 2020 expire between November 2021 and March 2030 and have exercise prices ranging from $3.34 to $7.00.

9. Income Taxes

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of September 30, 2020. Our deferred tax asset is $1,389,101 as of September 30, 2020 with a valuation amount of $1,389,101. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

10. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended September 30, 2020 and 2019 was $8,219 and $9,842, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2020 and 2019 was $18,321 and $19,943, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending September 30, 2020 and 2019 were $3,846 and $3,981, respectively. Amounts paid by the principal stockholder directly to the lessor for the six months ending September 30, 2020 and 2019 were $7,649 and $7,919, respectively.

11. Loss Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net loss per share for the three and six month periods ended September 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(41,970)	$(82,787)	$(341,640)	$(136,973)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,040,941	2,040,166	2,040,553	2,040,166
Effect of assumed exercise of dilutive stock options	-	-	-	-
Weighted avg. shares outstanding – dilutive	2,040,941	2,040,166	2,040,553	2,040,166

Loss per common share:
Basic	$(0.02)	$(0.04)	$(0.17)	$(0.07)
Diluted	$(0.02)	$(0.04)	$(0.17)	$(0.07)

Due to a net loss for the for the three and six months ended September 30, 2020, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

12. Subsequent Events

On October 16, 2020, the Company made a payment of $75,000 on the WTNB line of credit leaving a balance of $1,100,000.

On October 13, 2020, the Company expended $10,200 for its share to participate in 2 horizontal wells in the Bone Spring formation of the Delaware Basin located in Lea County, New Mexico.

On October 9, 2020, stock options covering 10,200 shares were exercised with a total intrinsic value of $12,083. The Company received proceeds of $69,360 from these exercises.

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

For the first six months of fiscal 2021, cash flow from operations was $164,237, a 52% decrease when compared to the corresponding period of fiscal 2020 as a result of a 25% decrease in crude oil and natural gas sales primarily due to a 41% decrease in crude oil price and a 10% decrease in natural gas price partially offset by a 19% increase in crude oil production and a 17% increase in natural gas production. Net cash of $449,000 was received from the line of credit, net cash of $566,000 was used for additions to oil and gas properties and cash of $25,000 was used for an investment at cost basis. Accordingly, net cash increased $28,297, leaving cash and cash equivalents on hand of $62,678 as of September 30, 2020.

At September 30, 2020, we had working capital of $240,743 compared to working capital of $186,785 at March 31, 2020, an increase of $53,958 primarily due to the reasons set forth below.

Oil and Natural Gas Property Development. The Company currently plans to participate in the drilling and completion of 20 horizontal wells at an estimated aggregate cost of approximately $1,200,000 for the fiscal year ending March 31, 2021 of which, $538,000 has already been expended. The operators of these wells include Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, and others.

During the first six months of fiscal 2021, Mexco participated in the drilling and completion of 2 horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $233,000. These wells were completed in September 2020 with initial average production rates of 1,224 barrels of oil, 4,881 barrels of water and 3,422,000 cubic feet of gas per day, or 1,794 barrels of oil equivalent per day. Mexco’s working interest in these wells is 1.2%.

During the second quarter of fiscal 2021, Mexco participated in the drilling of 4 horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $202,000. Mexco’s working interest in these wells is 1.2%.

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

In addition to the above investments, the Company plans to expend approximately $280,000 for additional completion costs of 22 horizontal wells located in Eddy and Lea Counties, New Mexico which were drilled during fiscal 2020. To date, $97,000 has already been expended. Of these wells, 7 wells were completed during Mexco’s first quarter of fiscal 2021. In August 2020, 4 more of these wells were completed and are currently producing at an average production rate of 1,160 barrels of oil; 4,400 barrels of water; and 2,166,000 cubic feet of gas per day, or 1,521 barrels of oil equivalent per day. Mexco’s working interest in these wells is .69%. Another 2 of these wells were also completed in August 2020 and are currently producing at an average production rate of 2,026 barrels of oil; 2,347 barrels of water; and 2,514,000 cubic feet of gas per day, or 2,445 barrels of oil equivalent per day. Mexco’s interest in these wells is .104%.

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

Beginning in March 2020, crude oil and natural gas prices decreased significantly through May 2020. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil on March 31, 2020 was $16.75 per bbl and averaged $14.68 and $24.67 per bbl for the months of April and May, respectively. The WTI posted price for crude oil was $36.25 on September 30, 2020. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas on March 31, 2020 was $1.71 per MMBtu and averaged $1.74 and $1.75 per MMBtu for the months of April and May, respectively. The Henry Hub posted price for natural gas was $1.66 on September 30, 2020. See Results of Operations below for realized prices which are substantially below the Henry Hub Spot Market Price.

Paycheck Protection Program (PPP) Loan. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became effective. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small businesses with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the United States Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to 24 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 5, 2020, the Company received funding for approximately $68,600.

The loan is a two-year loan with a maturity date of May 5, 2022. The loan bears an annual interest rate of 1%. The loan shall be payable monthly with the first six monthly payments deferred. The Company’s has applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the SBA. The Company is eligible for loan forgiveness in an amount equal to payments made during the 24-week period beginning on the Loan date, with the exception that no more than 40.0% of the amount of loan forgiveness may be for expenses other than payroll expenses. The Company used all loan proceeds to partially subsidize direct payroll expenses and rent for our corporate office space.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2020:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$1,175,000	$-	$1,175,000	$-
Leases (2)	$54,912	$54,912	$-	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $44,063 less than 1 year, and $66,094 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three year lease agreement effective May 15, 2018. Of this total obligation for the remainder of the lease, our majority shareholder will pay $13,483 his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019. There was a net loss of $41,970 for the quarter ended September 30, 2020 compared to a net loss of $82,787 for the quarter ended September 30, 2019. This was a result of an increase in operating revenues and a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $629,964 for the second quarter of fiscal 2021, a 1% increase from $625,750 for the same period of fiscal 2020. This resulted from an increase in oil and gas production and an increase in gas prices partially offset by a decrease in oil prices.

	2020	2019	% Difference
Oil:
Revenue	$504,957	$531,086	(4.9)%
Volume (bbls)	13,143	10,094	30.2%
Average Price (per bbl)	$38.42	$52.61	(27.0)%

Gas:
Revenue	$125,007	$94,664	32.1%
Volume (mcf)	88,890	72,686	22.3%
Average Price (per mcf)	$1.41	$1.30	8.5%

Production and exploration. Production costs were $217,117 for the second quarter of fiscal 2021, a 5% decrease from $229,042 for the same period of fiscal 2020. This is primarily the result of a decrease in lease operating expenses due to the sale of our marginal operated properties in Ector County, Texas and a decrease in production taxes as a result of the decrease in oil and gas sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $236,134 for the second quarter of fiscal 2021, a 13% increase from $209,729 for the same period of fiscal 2020, primarily due to an increase in oil and gas production and a decrease oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $192,360 for the second quarter of fiscal 2021, a 25% decrease from $255,294 for the same period of fiscal 2020. This was primarily due to a decrease in salaries, legal fees and insurance expense.

Interest expense. Interest expense was $13,515 for the second quarter of fiscal 2021, a 59% increase from $8,495 for the same period of fiscal 2020, due to an increase in borrowings partially offset by a decrease in interest rates.

Income taxes. There was no income tax expense for the three months ended September 30, 2020 and for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 and September 30, 2019 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019. For the six months ended September 30, 2020, there was a net loss of $341,640 compared to a net loss of $136,973 for the six months ended September 30, 2019. This was a result of a decrease in operating revenues partially offset by a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $994,143 for the six months ended September 30, 2020, a 25% decrease from $1,317,444 for the same period of fiscal 2020. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2020	2019	% Difference
Oil:
Revenue	$787,327	$1,119,522	(29.7)%
Volume (bbls)	24,677	20,703	19.2%
Average Price (per bbl)	$31.91	$54.08	(41.0)%

Gas:
Revenue	$206,816	$197,922	4.5%
Volume (mcf)	168,406	144,533	16.5%
Average Price (per mcf)	$1.23	$1.37	(10.2)%

Production and exploration. Production costs were $388,783 for the six months ended September 30, 2020, a 13% decrease from $448,437 for the six months ended September 30, 2019. This decrease is primarily the result of a decrease in production taxes as a result of a decrease in oil revenues and a decrease in lease operating expenses due to numerous wells being shut-in during the month of May 2020 as well as cost cutting measures being implemented by the operators because of the depressed oil and gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $460,239 for the six months ended September 30, 2020, a 10% increase from $419,967 for the six months ended September 30, 2019, due to an increase in oil and gas production and a decrease of oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $441,238 for the six months ended September 30, 2020, a 22% decrease from $566,355 for the six months ended September 30, 2019. This was primarily due to a decrease in salaries, engineering fees and accounting fees.

Interest expense. Interest expense was $24,570 for the six months ended September 30, 2020, a 65% increase from $14,851 for the same period fiscal 2020 due to an increase in borrowings partially offset by a decrease in interest rate.

Income taxes. There was no income tax expense for the six months ended September 30, 2020 and for the six months ended September 30, 2019. The effective tax rate for the six months ended September 30, 2020 and September 30, 2019 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At September 30, 2020, we had an outstanding loan balance of $1,175,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $11,750 based on the outstanding balance at September 30, 2020.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2020, our largest credit risk associated with any single purchaser was $212,549 or 66% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2021, our pretax income would have increased or decreased by $246,770. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2021, our pretax income would have increased or decreased by $168,406.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 5, 2020	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 5, 2020	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 21