Form 10-Q
period 2020-12-31
MEXCO ENERGY CORP
filed 2021-02-10
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 10, 2021 was 2,071,666.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,016	$34,381
Accounts receivable:
Oil and natural gas sales	363,387	271,315
Trade	16,080	13,382
Prepaid costs and expenses	8,754	50,188
Total current assets	429,237	369,266
Property and equipment, at cost
Oil and gas properties, using the full cost method	38,231,910	37,465,172
Other	120,208	116,993
Accumulated depreciation, depletion and amortization	(28,806,949)	(28,109,252)
Property and equipment, net	9,545,169	9,472,913
Investment – cost basis	175,000	150,000
Operating lease, right-of-use asset	36,987	76,130
Other noncurrent assets	-	2,200
Total assets	$10,186,393	$10,070,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$94,627	$116,760
Operating lease liability, current	38,438	65,721
Total current liabilities	133,065	182,481
Long-term liabilites
Long-term debt	1,071,817	757,423
Operating lease liability, long-term	-	10,982
Asset retirement obligations	757,684	755,261
Total long-term liabilities	1,829,501	1,523,666
Total liabilities	1,962,566	1,706,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,118,866 and 2,107,166 shares issued; 2,051,866 and 2,040,166 shares outstanding as of December 31, 2020 and March 31, 2020, respectively	1,059,433	1,053,583
Additional paid-in capital	7,454,109	7,339,351
Retained earnings	56,286	317,429
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,223,827	8,364,362
Total liabilities and stockholders’ equity	$10,186,393	$10,070,509

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2020	2019	2020	2019
Operating revenue:
Oil sales	$520,261	$643,141	$1,307,588	$1,762,663
Natural gas sales	171,982	123,082	378,798	321,004
Other	7,651	3,555	20,006	11,586
Total operating revenues	699,894	769,778	1,706,392	2,095,253

Operating expenses:
Production	235,958	249,921	624,741	698,358
Accretion of asset retirement obligation	7,116	6,961	21,540	20,298
Depreciation, depletion, and amortization	237,459	228,762	697,698	648,729
General and administrative	193,288	239,346	634,526	805,701
Total operating expenses	673,821	724,990	1,978,505	2,173,086

Operating income (loss)	26,073	44,788	(272,113)	(77,833)

Other income (expenses):
Interest income	71	611	387	1,110
Interest expense	(14,604)	(10,203)	(39,174)	(25,054)
PPP loan forgiveness	68,957	-	68,957	-
Loss on derivative instruments	-	-	(19,200)	-
Net other income (expense)	54,424	(9,592)	10,970	(23,944)

Income (loss) before income taxes	80,497	35,196	(261,143)	(101,777)

Net income (loss)	$80,497	$35,196	$(261,143)	$(101,777)

Income (loss) per common share:
Basic:	$0.04	$0.02	$(0.13)	$(0.05)
Diluted:	$0.04	$0.02	$(0.13)	$(0.05)

Weighted average common shares outstanding:
Basic:	2,051,081	2,040,166	2,044,054	2,040,166
Diluted:	2,054,288	2,040,166	2,044,054	2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net loss	-	-	(261,143)	-	(261,143)
Issuance of stock through options exercised	5,850	72,945	-	-	78,795
Stock based compensation	-	41,813	-	-	41,813
Balance at December 31, 2020	$1,059,433	$7,454,109	$56,286	$(346,001)	$8,223,827

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2020	$1,054,333	$7,375,984	$(24,211)	$(346,001)	$8,060,105
Net income	-	-	80,497	-	80,497
Issuance of stock through options exercised	5,100	64,260	-	-	69,360
Stock based compensation	-	13,865	-	-	13,865
Balance at December 31, 2020	$1,059,433	$7,454,109	$56,286	$(346,001)	$8,223,827

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(101,777)	-	(101,777)
Stock based compensation	-	24,375	-	-	24,375
Balance at December 31, 2019	$1,053,583	$7,329,423	$315,130	$(346,001)	$8,352,135

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2019	$1,053,583	$7,321,298	$279,934	$(346,001)	$8,308,814
Net income	-	-	35,196	-	35,196
Stock based compensation	-	8,125	-	-	8,125
Balance at December 31, 2019	$1,053,583	$7,329,423	$315,130	$(346,001)	$8,352,135

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2020		2,107,166
Issued		11,700
Balance at Dec. 31, 2020		2,118,866

Common stock shares, held in treasury:
Balance at April 1, 2020		(67,000)
Acquisitions		-
Balance at Dec. 31, 2020		(67,000)

Common stock shares, outstanding at December 31, 2020		2,051,866

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(261,143)	$(101,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	41,813	24,375
Depreciation, depletion and amortization	697,698	648,729
Accretion of asset retirement obligations	21,540	20,298
PPP loan forgiveness	(68,574)	-
Amortization of debt issuance costs	9,394	10,781
Changes in operating assets and liabilities:
Increase in accounts receivable	(94,769)	(59,627)
Decrease in right-of-use asset	39,143	48,941
Decrease in prepaid expenses	41,433	36,340
Decrease in other assets	-	30,421
Decrease in accounts payable and accrued expenses	(8,009)	(54,375)
Settlement of asset retirement obligations	(7,398)	(12,054)
Decrease in operating lease liability	(38,265)	(48,468)
Net cash provided by operating activities	372,863	543,584

Cash flows from investing activities:
Additions to oil and gas properties	(1,024,104)	(1,100,437)
Additions to other property and equipment	(3,215)	(2,237)
Drilling refund	121,970	-
Investment – cost basis	(25,000)	(100,000)
Proceeds from sale of oil and gas properties and equipment	111,752	79,133
Net cash used in investing activities	(818,597)	(1,123,541)

Cash flows from financing activities:
Proceeds from exercise of stock options	78,795	-
Proceeds from long-term debt	680,000	705,000
Proceeds from PPP loan	68,574	-
Reduction of long-term debt	(375,000)	(190,000)
Net cash provided by financing activities	452,369	515,000

Net increase (decrease) in cash and cash equivalents	6,635	(64,957)

Cash and cash equivalents at beginning of period	34,381	128,252

Cash and cash equivalents at end of period	$41,016	$63,295

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,634	$14,047

Non-cash investing and financing activities:
Asset retirement obligations	$14,013	$15,475
Operating lease – right of use asset and associated liabilities	$9,360	$141,385

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

Recent Events

The outbreak of the novel coronavirus (“COVID-19”) in the first calendar quarter of 2020 and its continued spread across the globe in the second and third calendar quarters of 2020 has resulted, and is likely to continue to result, in significant economic disruption and has, and is likely to continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which include the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the COVID-19 outbreak on the Company’s operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak and its continued impact on customer activity and third-party providers. The direct impact to the Company’s operations began to take effect at the close of the fiscal year ended March 31, 2020, and continued through the issuance of these condensed consolidated financial statements. The full extent to which the COVID-19 outbreak may affect the Company’s financial conditions, results of operations or liquidity subsequent to the issuance of these condensed consolidated financial statements is uncertain. At the time of this filing, cases of COVID-19 in the U.S. remain high, including in Texas, where we are involved in significant operations.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for the interim periods ended December 31, 2020 and 2019. The consolidated financial statements as of December 31, 2020 and for the three and nine month periods ended December 31, 2020 and 2019 are unaudited. The consolidated balance sheet as of March 31, 2020 was derived from the audited balance sheet filed in the Company’s 2020 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Investments. The Company accounts for investments of less than 1% of any limited liability company using the cost method. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

Derivative Financial Instruments. The Company’s derivative financial instruments are used to manage commodity price risk attributable to expected oil and gas production. While there is risk the financial benefit of rising oil and gas prices may not be captured, the Company believes the benefits of stable and predictable cash flows outweigh the potential risks.

The Company accounts for derivative financial instruments using fair value accounting and recognizes gains and losses in earnings during the period in which they occur. Unsettled derivative instruments are recorded in the accompanying consolidated balance sheets as either a current or non-current asset or a liability measured at its fair value. The Company only offsets derivative assets and liabilities for arrangements with the same counterparty when right of offset exists. Derivative assets and liabilities with different counterparties are recorded gross in the consolidated balance sheets. Derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2021:

Carrying amount of asset retirement obligations as of April 1, 2020	$762,761
Liabilities incurred	14,013
Liabilities settled	(33,130)
Accretion expense	21,540
Carrying amount of asset retirement obligations as of December 31, 2020	765,184
Less: Current portion	7,500
Non-Current asset retirement obligation	$757,684

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $13,865 and $8,125 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2020 and 2019 was $41,813 and $24,375, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2020 totals approximately $127,996 which is expected to be recognized over a weighted average of 2.70 years.

The following table is a summary of activity of stock options for the nine months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding at April 1, 2020	227,700	$5.65	4.83
Granted	-	-
Exercised	(11,700)	-
Forfeited or Expired	(35,200)	-
Outstanding at December 31, 2020	180,800	$5.49	5.11

Vested at December 31, 2020	119,800	$6.33	3.28
Exercisable at December 31, 2020	119,800	$6.33	3.28

During the nine months ended December 31, 2020 and 2019, no stock options were granted.

During the nine months ended December 31, 2020, stock options covering 11,700 shares were exercised with a total intrinsic value of $12,217. The Company received proceeds of $78,795 from these exercises. During the nine months ended December 31, 2019, no stock options were exercised.

During the nine months ended December 31, 2020, 1,000 unvested stock options were forfeited due to the resignation of an employee and 34,200 vested stock options expired unexercised. There were no stock options forfeited or expired during the nine months ended December 31, 2019. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at December 31, 2020 expire between November 2021 and March 2030 and have exercise prices ranging from $3.34 to $7.00.

Subsequently, in January 2021, stock options covering 19,800 shares were exercised with a total intrinsic value of $53,751. The Company received proceeds of $134,640 from these exercises.

5. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	December 31, 2020	March 31, 2020
Credit facility	$1,100,000	$795,000
Unamortized debt issuance costs	(28,183)	(37,577)
Total long-term debt	$1,071,817	$757,423

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

Under the Agreement, interest on the credit facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of December 31, 2020, there was $400,000 available on the credit facility.

No principal payments are anticipated to be required through the maturity date of the credit facility, March 28, 2023. Upon closing with WTNB on the original Agreement, the Company paid a .5% loan origination fee in the amount of $5,000 plus legal and recording expenses totaling $34,532, which were deferred over the original life of the credit facility. Upon closing the amendment to the Agreement, the Company paid a .1% loan origination fee of $2,500 and an extension fee of $3,125 plus legal and recording expenses totaling $12,266, which were also deferred over the new remaining life of the credit facility.

Amounts borrowed under the Agreement are collateralized by the common stock of the Company’s wholly owned subsidiaries and substantially all of the Company’s oil and gas properties.

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter. The Company is in compliance with all covenants as of December 31, 2020 and believes it will remain in compliance for the next fiscal year.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval. The Company obtained written permission from WTNB prior to entering into the current hedge agreement discussed in Note 8.

The balance outstanding on the line of credit as of December 31, 2020 was $1,100,000. The following table is a summary of activity on the WTNB line of credit for the nine months ended December 31, 2020:

Principal
Balance at April 1, 2020:	$795,000
Borrowings	680,000
Repayments	(375,000)
Balance at December 31, 2020:	$1,100,000

Subsequently, on January 11, 2021, the Company borrowed $75,000 on the WTNB credit facility and on January 15, 2021, made a payment of $75,000 on the credit facility, leaving a balance of $1,100,000.

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

The loan was a two-year loan with a maturity date of May 5, 2022 an annual interest rate of 1% payable monthly with the first six monthly payments deferred. The Company applied for and on November 25, 2020 was approved for loan forgiveness in the amount of $68,957 under the provisions of Section 1106 of the CARES Act. This was for the forgiveness of our PPP loan in the amount of $68,574 and $383 in accrued interest expense. The Company was eligible for loan forgiveness because the Company used all loan proceeds to partially subsidize direct payroll expenses.

7. Leases

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

The balance sheets classification of lease assets and liabilities was as follows:

December 31, 2020
Assets
Operating lease right-of-use asset, beginning balance	$76,130
Current period amortization	(48,503)
Lease amendment	(1,622)
Lease extension	10,982
Total operating lease right-of-use asset, ending balance	$36,987

Liabilities
Operating lease liability, current	$38,438
Operating lease liability, long term	-
Total lease liabilities	$38,438

Future minimum lease payments as of December 31, 2020 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2021	16,473
Fiscal Year Ended March 31, 2022	21,965
Total lease payments	$38,438
Less: imputed interest	-
Operating lease liability	38,438
Less: operating lease liability, current	(38,438)
Operating lease liability, long term	$-

Net cash paid for our operating lease for the nine months ended December 31, 2020 and 2019 was $34,121 and $35,300, respectively. Rent expense, less sublease income of $14,315 and $13,167, respectively, is included in general and administrative expenses.

8. Fair Value Measurements

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

The fair value amount reported in the accompanying consolidated balance sheets for long-term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. See the Company’s Note 5 on Long Term Debt for further discussion.

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

To ensure these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party as well as market constraints on liquidity. There was no adjustment as of December 31, 2020.

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

9. Derivative Financial Instruments

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

The Company’s crude oil derivative positions consisted of put options. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in net realized and unrealized gain (loss) on commodity price hedging contracts on the consolidated statements of operations. All derivative contracts are recorded at fair market value and included in the consolidated balance sheets as assets or liabilities. As of December 31, 2020, the Company has no derivative contracts.

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

The following tables summarizes the amounts of the Company’s realized and unrealized losses on derivative contracts listed as loss on derivative instruments in the Company’s consolidated statements of operations for the nine months ended December 31, 2020.

Loss Recognized
Realized loss on oil price hedging contracts	$(19,200)
Unrealized gain (loss) on oil price hedging contracts	-
Net realized and unrealized loss on derivative contracts	$(19,200)

10. Income Taxes

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of December 31, 2020. Our deferred tax asset is $1,312,129 as of December 31, 2020 with a valuation amount of $1,312,129. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

11. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2020 and 2019 was $9,122 and $12,289, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2020 and 2019 was $27,443 and $32,232, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending December 31, 2020 and 2019 were $4,045 and $3,981, respectively. Amounts paid by the principal stockholder directly to the lessor for the nine months ending December 31, 2020 and 2019 were $11,694 and $11,900, respectively.

12. Income (loss) Per Common Share

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and nine month periods ended December 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2020	2019	2020	2019
Net income (loss)	$80,047	$35,196	$(261,143)	$(101,777)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,051,081	2,040,166	2,044,054	2,040,166
Effect of assumed exercise of dilutive stock options	3,207	-	-	-
Weighted avg. shares outstanding – dilutive	2,054,288	2,040,166	2,044,054	2,040,166

Income (loss) per common share:
Basic	$0.04	$0.02	$(0.13)	$(0.05)
Diluted	$0.04	$0.02	$(0.13)	$(0.05)

For the three months ended December 31, 2019, 139,800 potential common shares relating to stock options were excluded in the computation of diluted net income per share because the price of the options was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.12 at December 31, 2020.

Due to a net loss for the nine months ended December 31, 2020 and 2019, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

13. Subsequent Events

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

For the first nine months of fiscal 2021, cash flow from operations was $372,863, a 31% decrease when compared to the corresponding period of fiscal 2020 primarily as a result of a 19% decrease in crude oil and natural gas sales primarily due to a 37% decrease in crude oil price partially offset by a 4% increase in natural gas price, a 17% increase in crude oil production and a 14% increase in natural gas production. Net cash of $305,000 was received from the line of credit, cash of $78,795 was received from the exercise of stock options, net cash of $793,597 was used for additions to oil and gas properties, and cash of $25,000 was used for an investment at cost basis. Accordingly, net cash increased $6,635, leaving cash and cash equivalents on hand of $41,016 as of December 31, 2020.

At December 31, 2020, we had working capital of $296,172 compared to working capital of $186,785 at March 31, 2020, an increase of $109,387 primarily due to the reasons set forth below.

Oil and Natural Gas Property Development. The Company’s working interests in the following mentioned 42 wells range from ..03% to 1.2% with a total capital expenditure of approximately $1,295,000 through February 10, 2021, which includes subsequent events listed herein.

The Company planned to participate in the drilling and completion of 20 horizontal wells at an estimated aggregate cost of approximately $1,200,000 for the fiscal year ending March 31, 2021, of which, $600,000 has already been expended during the nine months ending December 31, 2020. The operators of these wells include Concho Resources, Inc., Marathon Oil Company, Mewbourne Oil Company, and others.

During the first six months of fiscal 2021, Mexco participated in the drilling and completion of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $233,000. These wells were completed in September 2020 with initial average production rates of 1,224 barrels of oil, 4,881 barrels of water and 3,422,000 cubic feet of gas per day, or 1,794 barrels of oil equivalent per day. Mexco’s working interest in these wells is 1.2%.

During the second quarter of fiscal 2021, Mexco participated in the drilling of four horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $202,000. Mexco’s working interest in these wells is 1.2%. Subsequently, in January 2021, Mexco expended $168,000 to complete these wells.

Also during the first quarter of fiscal 2021, Mexco expended $99,000 to participate in the drilling of five horizontal wells in the Upper Avalon formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .5%. Subsequently, in January 2021, Mexco expended $172,000 to complete these wells.

During the third quarter of fiscal 2021, Mexco participated in the drilling of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico at an initial cost of $37,200. Subsequently, in January 2021, Mexco expended another $37,200 for an increased interest in these wells. Mexco’s working interest in these wells is 1.2%.

In October 2020, the Company also expended $10,200 for its share to participate in the drilling of two horizontal wells in the 3rd Bone Spring Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in this well is .1%.

The Company has expended approximately $270,000 which is the balance of the completion costs of 22 horizontal wells located in Eddy and Lea Counties, New Mexico which were drilled during fiscal 2020. Of these wells, thirteen wells were completed during Mexco’s first six months of fiscal 2021. In December 2020, four more of these wells were completed and initially produced at an average production rate of 1,171 barrels of oil; 4,004 barrels of water; and 2,517,000 cubic feet of gas per day, or 1,591 barrels of oil equivalent per day. Mexco’s working interest in these wells is .36%. Another three of these wells were also completed in December 2020 and the remaining two wells were completed in January 2021.

Subsequently, in January 2021, Mexco expended approximately $49,000 to participate in the drilling of four horizontal wells in the Upper and Middle Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .36%.

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

Beginning in March 2020, crude oil and natural gas prices decreased significantly through May 2020. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of negative $41.25 per bbl in April 2020 to a high of $59.75 per bbl in January 2020. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $3.14 per MMBtu in October 2020. On December 31, 2020 the WTI posted price for crude oil was $44.50 per bbl and the Henry Hub spot price for natural gas was $2.36 per MMBtu. See Results of Operations below for realized prices which are substantially below the Henry Hub Spot Market Price.

Paycheck Protection Program (PPP) Loan. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became effective. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small businesses with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the United States Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to 24 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 5, 2020, the Company received funding for $68,574.

The loan was a two-year loan with a maturity date of May 5, 2022 an annual interest rate of 1% payable monthly with the first six monthly payments deferred. The Company applied for and on November 25, 2020 was approved for loan forgiveness under the provisions of Section 1106 of the CARES Act. The Company was eligible for loan forgiveness because the Company used all loan proceeds to partially subsidize direct payroll expenses.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2020:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$1,100,000	$-	$1,100,000	$-
Leases (2)	$38,438	$38,438	$-	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $41,250 less than 1 year, and $51,563 1-3 years.
(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a three-year lease agreement effective May 15, 2018. Of this total obligation for the remainder of the lease, our majority shareholder will pay $9,438 for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2020 and 2019. For the quarter ended December 31, 2020, there was net income of $80,497 compared to $35,196 for the quarter ended December 31, 2019, a 129% increase primarily as a result of a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $692,243 for the third quarter of fiscal 2021, a 10% decrease from $766,223 for the same period of fiscal 2020. This resulted from a decrease in oil prices partially offset by an increase in oil and gas production volumes and an increase in gas prices.

	2020	2019	% Difference
Oil:
Revenue	$520,261	$643,141	(19.1)%
Volume (bbls)	13,004	11,503	13.0%
Average Price (per bbl)	$40.01	$55.91	(28.4)%

Gas:
Revenue	$171,982	$123,082	39.7%
Volume (mcf)	82,688	76,583	8.0%
Average Price (per mcf)	$2.08	$1.61	29.2%

Production and exploration. Production costs were $235,958 for the third quarter of fiscal 2021, a 6% decrease from $249,921 for the same period of fiscal 2020. This is primarily the result of a decrease in lease operating expenses due to the sale of our marginal operated properties in Ector County, Texas and a decrease in production taxes as a result of the decrease in oil and gas sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $237,459 for the third quarter of fiscal 2021, a 4% increase from $228,762 for the same period of fiscal 2020, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $193,288 for the third quarter of fiscal 2021, a 19% decrease from $239,346 for the same period of fiscal 2020. This was primarily due to a decrease in salaries, contract services and employee insurance expense.

Interest expense. Interest expense was $14,604 for the third quarter of fiscal 2021, a 43% increase from $10,203 for the same period of fiscal 2020, due to an increase in borrowings partially offset by a decrease in interest rates.

PPP loan forgiveness. PPP loan forgiveness in the amount of $68,957 for the three months ended December 31, 2020 was for the forgiveness of our PPP loan in the amount of $68,574 and $383 in accrued interest expense. The Company received the proceeds for this loan in May 2020 and applied for and received loan forgiveness in November 2020.

Income taxes. There was no income tax expense for the quarter ended December 31, 2020 and the quarter ended December 31, 2019. The effective tax rate for the three months ended December 31, 2020 and December 31, 2019 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Nine Months Ended December 31, 2020 and 2019. For the nine months ended December 31, 2020, there was a net loss of $261,143 compared to a net loss of $101,777 for the nine months ended December 31, 2019. This was a result of a decrease in operating revenues partially offset by a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,686,386 for the nine months ended December 31, 2020, a 19% decrease from $2,083,667 for the same period of fiscal 2020. This resulted from a decrease in oil prices partially offset by an increase in oil and gas production volumes and an increase in gas prices.

	2020	2019	% Difference
Oil:
Revenue	$1,307,588	$1,762,663	(25.8)%
Volume (bbls)	37,681	32,206	17.0%
Average Price (per bbl)	$34.70	$54.73	(36.6)%

Gas:
Revenue	$378,798	$321,004	18.0%
Volume (mcf)	251,094	221,116	13.6%
Average Price (per mcf)	$1.51	$1.45	4.1%

Production and exploration. Production costs were $624,741 for the nine months ended December 31, 2020, an 11% decrease from $698,358 for the nine months ended December 31, 2019. This decrease is primarily the result of a decrease in production taxes as a result of a decrease in oil revenues and a decrease in lease operating expenses due to numerous wells being shut-in during the month of May 2020 as well as cost cutting measures being implemented by the operators because of the depressed oil prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $697,698 for the nine months ended December 31, 2020, an 8% increase from $648,729 for the nine months ended December 31, 2019, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $634,526 for the nine months ended December 31, 2020, a 21% decrease from $805,701 for the nine months ended December 31, 2019. This was primarily due to a decrease in salaries, engineering fees and accounting fees.

Interest expense. Interest expense was $39,174 for the nine months ended December 31, 2020, a 56% increase from $25,054 for the nine months ended December 31, 2019 due to an increase in borrowings partially offset by an decrease in interest rates.

PPP loan forgiveness. PPP loan forgiveness in the amount of $68,957 for the three months ended December 31, 2020 was for the forgiveness of our PPP loan in the amount of $68,574 and $383 in accrued interest expense. The Company received the proceeds for this loan in May 2020 and applied for and received loan forgiveness in November 2020.

Income taxes. There was no income tax for the nine months ended December 31, 2020 and for the nine months ended December 31, 2019. The effective tax rate for the nine months ended December 31, 2020 and December 31, 2019 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2020, our largest credit risk associated with any single purchaser was $235,604 or 65% of our total oil and gas receivables. We have not experienced any significant credit losses.

Interest Rate Risk. At December 31, 2020, we had an outstanding loan balance of $1,100,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $11,000 based on the outstanding balance at December 31, 2020.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2021, pretax income or loss would have changed by $376,810. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2021, pretax income or loss would have changed by $251,094.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On November 24, 2020, subsequent to the death of the Chairman of the Audit Committee and a Director on November 4, 2020, the Board of Directors appointed Thomas H. Decker as the Chairman of the Audit Committee. The Board has determined that Mr. Decker is an “audit committee financial expert” (as that term is defined under the applicable SEC rules and regulations) based on the Board’s qualitative assessment of Mr. Decker’s level of knowledge, experience and formal education.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 10, 2021	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 10, 2021	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

