Form 10-K
period 2021-03-31
MEXCO ENERGY CORP
filed 2021-06-25
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2020 (the last business day of the Registrant’s most recently completed second quarter) was $4,724,764 based on Mexco Energy Corporation’s closing common stock price of $4.77 per share on that date as reported by the NYSE American.

There were 2,076,666 shares of the registrant’s common stock outstanding as of June 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2021 Annual Meeting of Shareholders to be held on September 9, 2021, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2021, the end of the fiscal year covered by this report.

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

PART I

ITEM 1. BUSINESS

General

Mexco Energy Corporation, a Colorado corporation, is an independent oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas properties located in the United States. Incorporated in April 1972 under the name Miller Oil Company, the Company changed its name to Mexco Energy Corporation effective April 30, 1980. At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a one-for-fifty reverse stock split of the Company’s common stock.

Our total estimated proved reserves at March 31, 2021 were approximately 1.504 million barrels of oil equivalent (“MMBOE”) of which 49% was oil and natural gas liquids and 51% was natural gas, and our estimated present value of proved reserves was approximately $14 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2022.

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

From 1983 to 2021, Mexco Energy Corporation made approximately 80 acquisitions of producing oil and gas properties including royalties, overriding royalties, minerals and working interests both operated and non-operated plus the following most significant and recent acquisitions:

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

Non-Operated working interests, purchase price $840,000 in 70 Natural gas producing wells located in 5 counties of Oklahoma.

2019	In April 2019, the Company made a less than 1% investment commitment in a limited liability company amounting to $250,000 of which $200,000 has been funded through March 31, 2021. This amount is classified as an investment at cost on the Company’s consolidated balance sheets. The limited liability company is capitalized at approximately $50 million to purchase royalty interests consisting of minerals located in the state of Ohio. As of March 31, 2021 there are 225 gross wells (.85 net wells) of which 215 are Utica gas wells and 10 are Marcellus oil wells either producing, drilling or in process.

Industry Environment and Outlook

The outbreak of the novel coronavirus (“COVID-19”) in the first calendar quarter of 2020 and its continued spread across the globe in the second, third and fourth calendar quarters of 2020 has resulted, and is likely to continue to result in, significant economic disruption and has, and is likely to continue to, adversely affect the operations of the Company’s business, as the significantly reduced global and national economic activity has resulted in reduced demand for oil and natural gas. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which include the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. The direct impact to the Company’s operations began to take effect at the close of the fiscal year ended March 31, 2020, and continued through the close of the Company’s third quarter of this fiscal year.

The challenging commodity price environment continued in fiscal 2021 and in May 2020, commodity prices experienced extreme volatility resulting in historic lows. In light of these challenges facing our industry and in response to the continued challenging environment, our primary business strategies for fiscal 2022 will continue to include: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) divesting of non-core assets, and (3) working to balance capital spending with cash flows to minimize borrowings, reduce debt and maintain ample liquidity.

During the Company’s fourth quarter of fiscal 2021 and continuing through the first quarter of fiscal 2022, oil and natural gas prices recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after the lockdown and optimism about the economic recovery. However, the continued spread of the virus, including vaccine-resistant strains, could once again reduce the demand for oil and gas and deteriorate the oil and natural prices.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2021 operating results and potential impact on fiscal 2022 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2021, oil constituted approximately 73% of our oil and gas revenues and approximately 49% of our total proved reserves for fiscal 2021. Revenues from oil and gas royalty interests accounted for approximately 22% of our oil and gas revenues for fiscal 2021.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Loving County, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 80% of our discounted future net cash flows from proved reserves and 86% of our gross revenues.

The Delaware Basin properties, encompassing 31,224 gross acres, 210 net acres, 526 gross producing wells and 3 net wells account for approximately 52% of our discounted future net cash flows from proved reserves as of March 31, 2021. For fiscal 2021, these properties accounted for 66% of our gross revenues and 76% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 11% are attributable to proven undeveloped reserves which will be developed through new drilling.

The Midland Basin properties, encompassing 97,640 gross acres, 263 net acres, 981 gross producing wells and 3 net wells account for approximately 14% of our discounted future net cash flows from proved reserves as of March 31, 2021. For fiscal 2021, these properties accounted for 14% of our gross revenues and 13% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 9% are attributable to proven undeveloped reserves which will be developed through new drilling.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 27 gross wells and .13 net wells in Pecos County, Texas, account for approximately 13% of our discounted future net cash flows from proved reserves as of March 31, 2021. For fiscal 2021, these properties accounted for 3% of our gross revenues and 2% of our net revenues. All of these properties, except for one, are royalty interests. Of these discounted future net cash flows from proved reserves, approximately 10% are attributable to proven undeveloped reserves which will be developed through new drilling in the horizontal Wolfcamp.

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

We own partial interests in approximately 6,400 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia, North Dakota, and Ohio. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2021	50,327	324,205
2020	44,301	294,007
2019	35,359	295,133
2018	34,743	318,774
2017	34,689	356,268

Competition and Markets

The oil and gas industry is a highly competitive business. Competition for oil and gas reserve acquisitions is significant. We may compete with major oil and gas companies, other independent oil and gas companies and individual producers and operators, some of which have financial and personnel resources substantially in excess of those available to us. As a result, we may be placed at a competitive disadvantage. Competitive factors include price, contract terms and types and quality of service, including pipeline distribution. The price for oil and gas is widely followed and is generally subject to worldwide market factors. Our ability to acquire and develop additional properties in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment in a timely manner.

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

Major Customers

We made sales that amounted to 10% or more of revenues as follows for the years ended March 31:

	2021	2020
Company A	66%	52%

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

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2021. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2022.

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

Prior to drilling of an oil and natural gas well, it is normal practice in our industry for the person or company acting as the operator of the well to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our operators’ failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest. We believe the title to our properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry subject to such exceptions that, in the opinion of counsel employed in the various areas in which we have activities, are not so material as to detract substantially from the use of such properties.

Substantially all of our properties are currently mortgaged under a deed of trust to secure funding through a credit facility.

Insurance

Our operations are subject to all the risks inherent in the exploration for and development and production of oil and gas including blowouts, fires and other casualties. We maintain insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2021.

Name	Age	Position
Nicholas C. Taylor	83	Chairman and Chief Executive Officer
Tamala L. McComic	52	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	76	Vice President and Secretary

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

Tamala L. McComic, a Certified Public Accountant and Chartered Global Management Accountant, became Controller for the Company in July 2001 and was elected President and Chief Financial Officer in September 2011. She served the Company as Executive Vice President and Chief Financial Officer from 2009 to 2011 and Vice President and Chief Financial Officer from 2003 to 2009. Prior thereto, Ms. McComic served as Treasurer and Assistant Secretary of the Company.

Donna Gail Yanko was appointed to the position of Vice President of the Company in 1990. She has also served as Corporate Secretary since 1992 and from 1986 to 1992 was Assistant Secretary. From 1986 to 2015, on a part-time basis, she assisted the Chairman of the Board of the Company in his personal business activities. Ms. Yanko also served as a director of the Company from 1990 to 2008.

Employees

As of March 31, 2021, we had two full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.

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

We also maintain an internet website at www.mexcoenergy.com. In the Investor Relations section, our website contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC. Additionally, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating Committee are posted on our website. Any of these corporate documents as well as any of the SEC filed reports are available in print free of charge to any stockholder who requests them. Requests should be directed to our corporate Secretary by mail to P.O. Box 10502, Midland, Texas 79702 or by email to mexco@sbcglobal.net.

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

In December 2019, a novel strain of the coronavirus (“COVID-19”) surfaced and spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility and disruption in the financial and commodity markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas. As of the first quarter of calendar year 2021, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after the lockdown, and optimism about the economic recovery. The continued spread of COVID-19, including vaccine-resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company’s results of operations, cash flows and financial position.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. A dispute between OPEC and Russia over production cuts resulted in a decision by Saudi Arabia and other Persian Gulf members of OPEC to increase production. In April 2020, OPEC and Russia agreed to certain production cuts. If these cuts are effected, however, they may not offset near-term demand loss attributable to the COVID-19 pandemic and the related economic slowdown. In response to an oversupply of crude oil and corresponding low prices, there has been a significant decline in drilling by U.S. producers starting in mid-March 2020, but domestic supply has continued to exceed demand, which has led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure. As storage capacity becomes fully subscribed, operators may be forced to curtail some portion or all production. Therefore, the impact cannot be reasonably estimated at this time. Volatility due to OPEC actions and other factors affecting the global supply and demand of oil and natural gas may continue.

Governmental actions and political instability may negatively affect drilling and production levels.

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company.

For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, and on January 27, 2021, the Department of Interior acting pursuant to a Presidential Executive Order suspended the federal oil and gas leasing program indefinitely. However, earlier this month, a federal judge issued an order temporarily blocking the moratorium.

The Biden Administration has also announced that it intends to review the Trump Administration’s 2017 repeal of the 2015 rule regulating hydraulic fracturing activities in federal land under the Presidential Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. We incurred impairment charges during fiscal 2016 and may incur additional impairment charges in the future, particularly if commodity prices decline, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. There were no ceiling test impairments on our oil and gas properties during fiscal 2021 and 2020.

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

Approximately 32% and 50% of our total estimated net proved reserves at March 31, 2021 and 2020, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2021, differentials averaged $0.93 per Bbl of oil and $0.13 per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

A terrorist or cyber-attack or armed conflict could harm our business by decreasing our revenues and increasing our costs.

Terrorist activities, anti-terrorist efforts, cyber-attacks and other armed conflicts involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our production and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged.

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

Although we have implemented information technology controls and systems that are designed to protect information and mitigate the risk of data loss and other cybersecurity risks, such measures cannot entirely eliminate cybersecurity threats, and the enhanced controls we have installed may be breached. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations. A cyber-attack involving our information systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including, but not limited to, the following:

● Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and natural gas resources;

● A cyber-attack on a vendor or service provider could result in supply chain disruptions which could delay or halt our major development projects;

● A cyber-attack on third-party gathering, pipeline, or rail transportation systems could delay or prevent our outside operators from transporting and marketing production, resulting in a loss of revenues;

● A cyber-attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for our production, lower natural gas prices, and reduced revenues;

● A deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and

All of the above could negatively impact our operational and financial results. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cyber-attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.

The loss of our chief executive officer or other key personnel could adversely impact our ability to execute our business strategy.

We depend, and will continue to depend in the foreseeable future, upon the continued services of our Chief Executive Officer, Nicholas C. Taylor, our President and Chief Financial Officer, Tamala L. McComic, and other key personnel, who have extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and developing and executing acquisitions and financing. As of March 31, 2021, we do not have key-man insurance on the lives of Mr. Taylor and Ms. McComic. The unexpected loss of the services of one or more of these individuals could, therefore, significantly and adversely affect our operations.

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

As of March 31, 2021, our executive officers and directors beneficially owned approximately 51% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

The price of our common stock has been volatile and could continue to fluctuate substantially.

Mexco common stock is traded on the New York Stock Exchange’s NYSE American. The market price of our common stock has and could continue to experience volatility due to reasons unrelated to our operating performance. These reasons include: supply and demand for oil and natural gas; political conditions in oil and natural gas producing regions; demand for our common stock and limited trading volume; investor perception of our industry; fluctuations in commodity prices; variations in our results of operations; legislative or regulatory changes; general trends in the oil and natural gas industry; market conditions and analysts’ estimates; and, other events in the oil and gas industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2021, we had interests in approximately 6,400 gross (20 net) oil and gas wells and owned leasehold mineral, royalty and other interests in approximately 586,000 gross (3,169 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2021 were $37.42 per bbl of oil compared to $53.23 in 2020, a decrease of 30%, and $2.29 per mcf of natural gas compared to $1.66 in 2020, an increase of 38%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2021. The benchmark price of $36.49 per bbl of oil at March 31, 2021 versus $52.23 at March 31, 2020, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions. The benchmark price of $2.16 per mcf of natural gas at March 31, 2021 versus $2.30 at March 31, 2020, was adjusted by lease for BTU content, transportation fees and regional price differentials.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2021 and 2020 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

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

PROVED RESERVES

	March 31,
	2021	2020
Oil (Bbls):
Proved developed – Producing	344,610	314,460
Proved developed – Non-producing	68,440	43,770
Proved undeveloped	325,020	649,570
Total	738,070	1,007,800

Natural gas (Mcf):
Proved developed – Producing	3,172,130	2,970,280
Proved developed – Non-producing	467,200	373,930
Proved undeveloped	956,050	1,506,160
Total	4,595,380	4,850,370

Total net proved reserves (BOE) (1)	1,503,970	1,816,195

PV-10 Value (2)	$13,758,300	$21,636,700
Present value of future income tax discounted at 10%	(995,300)	(2,660,700)
Standardized measure of discounted future net cash flows (3)	$12,763,000	$18,976,000

Prices used in Calculating Reserves: (4)
Natural gas (per Mcf)	$2.29	$1.66
Oil (per Bbl)	$37.42	$53.23

(1)	These reserve estimates do not include the Company’s interest in the LLC referred to in Item 1. Business – Company Profile on page 4 hereto.

(2)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
(3)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month first day of the month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.
(4)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials and did not give effect to derivative transactions.

During fiscal 2021, we added proved reserves of 139 thousand BOE (“MBOE”) through extensions and discoveries, subtracted 23 MBOE through sales of oil and gas properties and downward revisions of previous estimates of 324 MBOE. Such downward revisions are primarily the result of reserves written off due to the five-year limitation. They are primarily working interests in a unit in the Wolfcamp B Zone in Upton and Reagan Counties, Texas which are on a lease held by production and still in place to be developed in the future.

During the fiscal year ending March 31, 2021, we had a working or royalty interest in the development of 35 wells converting reserves of approximately 83,200 BOE from proved undeveloped to proved developed – producing with capital cost of approximately $947,000.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2021, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2021		2020
	Gross	Net	Gross	Net
Exploratory Wells
Productive	-	-	-	-
Nonproductive	-	-	-	-
Total	-	-	-	-

Development Wells
Productive - Horizontal	22	.12	50	.16
Productive - Vertical	3	.01	8	.02
Nonproductive - Vertical	-	-	-	-
Total	25	.13	58	.18

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us. The net numbers above represent Mexco’s working interest in the gross wells.

In addition to the working interests mentioned above, other operators drilled 57 gross wells (.13 net wells) on company-owned minerals and royalties at no expense to the Company.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2021, we held an interest in approximately 6,400 gross (20 net) productive wells, including approximately 5,100 wells in which we held an overriding or royalty interest and 1,100 wells in which we held a working interest.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2021:

	Developed Acres
	Gross	Net
Texas	379,600	1,797
Oklahoma	85,300	1,039
New Mexico	31,600	196
Louisiana	36,700	25
North Dakota	22,700	29
Kansas	9,700	41
Montana	5,000	1
Ohio	6,500	25
Wyoming	3,800	5
Arkansas	1,600	5
Mississippi	1,000	2
Alabama	1,000	2
Colorado	1,100	1
Virginia	100	1
Total	585,700	3,169

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Years Ended March 31,
	2021	2020
Oil (a):
Production (Bbls)	50,327	44,301
Revenue	$2,028,792	$2,310,127
Average Bbls per day (d)	137	121
Average sales price per Bbl	$40.31	$52.15
Gas (b):
Production (Mcf)	324,205	294,007
Revenue	$744,987	$410,226
Average Mcf per day (d)	888	805
Average sales price per Mcf	$2.30	$1.40
Total BOE (c)	104,361	93,302
Production costs:
Production expenses:	$643,541	$700,739
Production expenses per BOE	$6.17	$7.51
Production expenses per sales dollar	$0.23	$0.26
Production and ad valorem taxes:	$228,422	$213,910
Production and ad valorem taxes per BOE	$2.19	$2.29
Production and ad valorem taxes per sales dollar	$0.08	$0.08
Total oil and gas revenue	$2,773,779	$2,720,353

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365 day year.

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

		High	Low
2021:	April - June 2020	$5.24	$2.00
	July - September 2020	14.63	2.92
	October - December 2020	8.79	4.60
	January - March 2021	14.25	5.50

2020:	April - June 2019	$6.10	$3.37
	July - September 2019	5.70	3.70
	October - December 2019	4.98	3.60
	January - March 2020	4.25	1.75

On June 14, 2021, the closing sales price of our common stock on the NYSE American was $8.85 per share.

Stockholders

As of March 31, 2021, we had 2,143,666 shares issued and 856 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current bank loan prohibits us from paying cash dividends on our common stock without written permission.

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2021, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	115,000	$5.38	-
2019 Plan	200,000	41,000	3.34	159,000
Total	400,000	156,000	$5.28	159,000

Issuer Repurchases

In September 2020, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

There were no shares of our common stock repurchased for the treasury account during the fiscal years ended March 31, 2021 and 2020.

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

Liquidity and Capital Resources and Commitments

Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings, sales of non-core properties and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We have pledged our producing oil and gas properties to secure our credit facilty. We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

Due to the current commodity price environment, we are applying financial discipline to all aspects of our business. In order to meet obligations and to optimize allocation of resources, we may continue to sell non-core assets.

Our long-term strategy is on increasing profit margins while concentrating on obtaining reserves with low-cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalties and working interests and non-operated properties in areas with significant development potential.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Years Ended March 31,
	2021	2020	% Difference
Net cash provided by operating activities	710,047	864,960	(18)%
Net cash used in investing activities	(1,387,624)	(1,741,565)	(20)%
Net cash provided by financing activities	701,009	782,734	(10)%

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the year ended March 31, 2021 was $710,047 in comparison to $864,960 for the year ended March 31, 2020. Changes in our cash flow operating activities for the year ended March 31, 2021 in comparison to the year ended March 31, 2020 were ($154,913) and consisted of an increase in our non-cash expenses of $4,979; an increase in our accounts receivable of $431,992; an increase of $48,052 in our accounts payable and accrued expenses; a decrease in other assets of $30.421; and, an increase in our net income for the current year compared to a net loss the prior year of $255,410. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of drilling expenses, production expenses and engineering services. Our expenses also consist of employee compensation, accounting, insurance and other general and administrative expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the year ended March 31, 2021, we had net cash of $1,337,624 used for additions to oil and gas properties and a $50,000 investment in a limited liability company compared to $1,591,565 and $150,000, respectively, for the year ended March 31, 2020.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow provided by our financing activities was $701,009 for the year ended March 31, 2021 compared to $782,734 for the year ended March 31, 2020. During the years ended March 31, 2021 and 2020, we received advances of $935,000 and $1,285,000, respectively, from our credit facility. For the year ended March 31, 2021 and March 31, 2020, we made payments of $550,000 and $490,000, respectively, on the credit facility. For the year ended March 31, 2021, we received proceeds of $247,435 for the exercise of employee and director stock options and $68,574 under the paycheck protection program (PPP).

Accordingly, net cash increased $23,432, leaving cash and cash equivalents on hand of $57,813 as of March 31, 2021.

We had working capital of $618,960 as of March 31, 2021 compared to working capital of $186,785 as of March 31, 2020, an increase of $409,849 for the reasons set forth below.

Oil and Natural Gas Property Development

The Company participated in the drilling and completion of 22 horizontal wells at a cost of approximately $1,030,000 for the fiscal year ending March 31, 2021, of which 12 have not been completed. All of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico.

In addition to the above working interests, there were 57 gross wells (.13 net wells) drilled by other operators on Mexco’s royalty interests,

Participations in Fiscal 2021. Mexco participated in the drilling and completion of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $233,000. These wells were completed in September 2020 with initial average production rates of 1,224 barrels of oil, 4,881 barrels of water and 3,422,000 cubic feet of gas per day, or 1,794 barrels of oil equivalent per day. Mexco’s working interest in these wells is 1.2%.

Mexco participated in the drilling and completion of four horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $370,000. Mexco’s working interest in these wells is 1.2%. These wells were completed in March and April 2021 with initial average production rates of 1,044 barrels of oil, 4,686 barrels of water and 2,898,000 cubic feet of gas per day, or 1,527 barrels of oil equivalent per day.

Mexco expended $271,000 to participate in the drilling and completion of five horizontal wells in the Upper Avalon formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is ..5%. These wells were completed in February 2021 with initial average production rates of 1,126 barrels of oil, 2,036 barrels of water and 2,108,000 cubic feet of gas per day, or 1,477 barrels of oil equivalent per day.

Mexco participated in the drilling of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $74,000. Mexco’s working interest in these wells is 1.2%. Subsequently, in April 2021, Mexco expended another $108,000 to complete these wells.

The Company expended $28,500 for its share to participate in the drilling and completion of two horizontal wells in the 3rd Bone Spring Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .1%. Subsequently, these wells were completed in April 2021 with initial average production rates of 1,225 barrels of oil, 3,891 barrels of water and 2,905,000 cubic feet of gas per day, or 1,709 barrels of oil equivalent per day. Also in April 2021, the Company expended $11,400 to participate in the drilling of two additional wells on this acreage.

Mexco invested approximately $49,000 in the drilling of four horizontal wells in the Upper and Middle Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .36%. These wells are planned to be drilled during fiscal 2022.

Mexco participated in the drilling of four horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $67,000. Mexco’s working interest in these wells is .56%. Subsequently, in May 2021, Mexco expended approximately $109,000 to complete these wells.

The Company also participated in the drilling and completion of three vertical wells in Winkler County, Texas at an aggregate cost of $12,400. Mexco’s working interest in these wells is .41%. These wells, operated by Blackbeard Operating, LLC are currently producing.

Completion of Wells Drilled in Fiscal 2020. The Company expended approximately $270,000 which was the balance of the completion costs of 22 horizontal wells located in Lea and Eddy Counties, New Mexico which were drilled during fiscal 2020. As of January 2021, all of these wells have been completed and are currently producing.

Sales of Properties. Effective July 1, 2020, the Company sold its interest in the deep rights of a property in Martin County, Texas for a cash payment of $100,000.

Participations Subsequent to Fiscal 2021. In May 2021, Mexco expended approximately $28,000 to participate in the drilling of two horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .37%.

In May 2021, Mexco expended approximately $70,000 to participate in the drilling of four horizontal wells in the Lower Wolfcamp Shale of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .44%.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Markets. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of negative $41.25 per bbl in April 2020 to a high of $62.07 per bbl in March 2021. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021.

On March 31, 2021 the WTI posted price for crude oil was $55.14 per bbl and the Henry Hub spot price for natural gas was $2.52 per MMBtu. See Results of Operations below for realized prices.

Results of Operations

Fiscal 2021 Compared to Fiscal 2020

We had net income of $155,932 for the year ended March 31, 2021 compared to a net loss of $99,478 for the year ended March 31, 2020. This is primarily the result of an increase in natural gas sales and a decrease in operating expenses partially offset by a decrease in oil sales as further explained below.

Oil and natural gas sales. Revenue from oil and natural gas sales was $2,773,779 for the year ended March 31, 2021, a 2% increase from $2,720,353 for the year ended March 31, 2020. This resulted from an increase in oil and natural gas production and an increase in natural gas prices partially due to improved availability of pipeline capacities of natural gas. This increase was partially offset by a decrease in oil prices. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2021	2020	% Difference
Oil:
Revenue	$2,028,792	$2,310,127	(12.1)%
Volume (bbls)	50,327	44,301	13.6%
Average Price (per bbl)	$40.31	$52.15	(22.7)%

Gas:
Revenue	$744,987	$410,226	81.6%
Volume (mcf)	324,205	294,007	10.3%
Average Price (per mcf)	$2.30	$1.40	64.3%

Production and exploration. Production costs were $871,963 in fiscal 2021, a 5% decrease from $914,649 in fiscal 2020. This was primarily the result of a decrease in lease operating expenses due to numerous wells being shut-in during the month of May 2020 as well as cost cutting measures being implemented by the operators because of the depressed oil prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $906,361 in fiscal 2021, a 6% increase from $853,801 in fiscal 2020. This was primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $833,431 for the year ended March 31, 2021, a 17% decrease from $1,006,531 for the year ended March 31, 2020. This was primarily due to a decrease in salaries, contract services, engineering fees and accounting fees.

Interest expense. Interest expense was $53,232 in fiscal 2021, a 41% increase from $37,656 in fiscal 2020, due to an increase in borrowings partially offset by a decrease in interest rate.

PPP loan forgiveness. PPP loan forgiveness in the amount of $68,957 for the fiscal year ended March 31, 2021 was for the forgiveness of our PPP loan in the amount of $68,574 and $383 in accrued interest expense. The Company received the proceeds for this loan in May 2020 and applied for and received loan forgiveness in November 2020.

Income taxes. There was no federal income tax for fiscal 2021 or fiscal 2020. The effective tax rate for fiscal 2021 and fiscal 2020 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2021:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank credit facility (1)	$1,180,000	$-	$1,180,000	$-
Leases (2)	$21,965	$21,965	$-	$-

(1)	These amounts represent the balances outstanding under the bank credit facility. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest $44,250 less than 1 year, and $44,250 1-3 years.

(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under one three-year lease agreement effective May 15, 2018. Of this total obligation for the remainder of the lease, our majority shareholder will pay $5,393 for his portion of the shared office space.

Alternative Capital Resources

Although we have primarily used cash from operating activities, the sales of assets and funding from the credit facility as our primary capital resources, we have in the past, and could in the future, use alternative capital resources. These could include joint ventures, carried working interests and issuances of our common stock through a private placement or public offering.

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

Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after-tax present value of the future net cash flows from proved crude oil and natural gas reserves plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling limitation write-down.” This impairment to our oil and gas properties does not impact cash flow from operating activities, but does reduce our stockholders’ equity and reported earnings.

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

Recent Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt ASU 2019-12 is required to adopt all of the amendments in the same period. The Company adopted ASU 2019-12 on April 1, 2021 and it will not have a material impact on its financial position, results of operations and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At March 31, 2021, we had an outstanding loan balance of $1,180,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $11,800 based on the outstanding balance at March 31, 2021.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2021, our largest credit risk associated with any single purchaser was $440,715 or 71% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Oil prices dropped sharply in early March 2020, and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting supply and demand in global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations and the ongoing COVID-19 pandemic. Oil and natural gas prices are expected to continue to be volatile as a result of the changes in oil and natural gas production, inventories and demand, as well as national and international economic performance. We cannot predict when prices will stabilize.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of negative $41.25 per bbl in April 2020 to a high of $62.07 per bbl in March 2021. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. On March 31, 2021 the WTI posted price for crude oil was $55.14 per bbl and the Henry Hub spot price for natural gas was $2.52 per MMBtu.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for fiscal 2021, our oil revenue would have changed by $503,270. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2021, natural gas revenue would have changed by $324,205.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F1 through F24 hereof and are incorporated herein by reference.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2021.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 9, 2021 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2021, which is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements. For a list of the consolidated financial statements filed as part of this Form 10-K, see the “Index to Consolidated Financial Statements” set forth on F-1 of this report.

Financial Statement Schedules. All schedules have been omitted because they are not applicable, not required under the instructions or the information requested is set forth in the consolidated financial statements or related notes thereto.

Exhibits. For a list of the exhibits required by this Item and accompanying this Form 10-K see the “Index to Exhibits” set forth on page F25 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	Chairman of the Board and Chief Executive Officer		President and Chief Financial Officer

Dated: June 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 25, 2021, by the following persons on behalf of the Registrant and in the capacity indicated.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mexco Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the Company) as of March 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved are especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of proved reserves impacting the recognition and valuation of depletion expense and impairment of oil and gas properties

Critical Accounting Matter Description

As described in Note 2 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future revenues and expenses to calculate depletion expense and measure its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity necessary to estimate the volume and future revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion expense or the impairment assessment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the estimation of proved reserves included the following, among others.

●	We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.

●	To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

	-	Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

	-	Evaluated the models used to estimate the operating costs at year-end compared to historical operating costs;

	-	Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells with similar locations;

	-	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests, historical pricing differentials, and operating costs to underlying support from the Company’s accounting records.

-	Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s or the operator’s intent to develop the proved undeveloped properties;

-	Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2017.

Midland, Texas

June 25, 2021

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$57,813	$34,381
Accounts receivable:
Oil and natural gas sales	621,384	271,315
Trade	30,402	13,382
Prepaid costs and expenses	47,895	50,188
Total current assets	757,494	369,266
Property and equipment, at cost
Oil and gas properties, using the full cost method	38,664,347	37,465,172
Other	120,208	116,993
Accumulated depreciation, depletion and amortization	(29,015,612)	(28,109,252)
Property and equipment, net	9,768,943	9,472,913
Investment in limited liability company at cost	200,000	150,000
Operating lease, right-of-use asset	20,861	76,130
Other noncurrent assets	83,389	2,200
Total assets	$10,830,687	$10,070,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$116,569	$116,760
Operating lease liability, current	21,965	65,721
Total current liabilities	138,534	182,481
Long-term liabilities
Long-term debt	1,154,949	757,423
Operating lease liability, long-term	-	10,982
Asset retirement obligations	713,797	755,261
Total long-term liabilities	1,868,746	1,523,666
Total liabilities	2,007,280	1,706,147

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,143,666 and 2,107,166 shares issued; and, 2,076,666 and 2,040,166 shares outstanding as of March 31, 2021 and 2020	1,071,833	1,053,583
Additional paid-in capital	7,624,214	7,339,351
Retained earnings	473,361	317,429
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	8,823,407	8,364,362
Total liabilities and stockholders’ equity	$10,830,687	$10,070,509

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31,

	2021	2020
Operating revenues:
Oil sales	$2,028,792	$2,310,127
Natural gas sales	744,987	410,226
Other	25,225	18,187
Total operating revenues	2,799,004	2,738,540

Operating expenses:
Production	871,963	914,649
Accretion of asset retirement obligation	28,548	27,235
Depreciation, depletion and amortization	906,361	853,801
General and administrative	833,431	1,006,531
Total operating expenses	2,640,303	2,802,216

Operating income (loss)	158,701	(63,676)

Other income (expenses):
Interest income	706	1,854
Interest expense	(53,232)	(37,656)
PPP loan forgiveness	68,957	-
Loss on derivative instruments	(19,200)	-
Net other expense	(2,769)	(35,802)

Income (loss) before provision for income taxes	155,932	(99,478)

Income tax	-	-

Net income (loss)	$155,932	$(99,478)

Income (loss) per common share:
Basic:	$0.08	$(0.05)
Diluted:	$0.08	$(0.05)

Weighted average common shares outstanding:
Basic:	2,050,678	2,040,166
Diluted:	2,062,070	2,040,166

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2021 and 2020

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2019	$1,053,583	$7,305,048	$416,907	$(346,001)	$8,429,537
Net loss	-	-	(99,478)	-	(99,478)
Stock based compensation	-	34,303	-	-	34,303
Balance at March 31, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net income	-	-	155,932	-	155,932
Issuance of stock through options exercised	18,250	229,185	-	-	247,435
Stock based compensation	-	55,678	-	-	55,678
Balance at March 31, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407

SHARE ACTIVITY
	2021	2020
Common stock shares, issued:
At beginning of year	2,107,166	2,107,166
Issued	36,500	-
At end of year	2,143,666	2,107,166

Common stock shares, held in treasury:
At beginning of year	(67,000)	(67,000)
Acquisitions	-	-
At end of year	(67,000)	(67,000)

Common stock shares, outstanding
At end of year	2,076,666	2,040,166

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31,

	2021	2020
Cash flows from operating activities:
Net income (loss)	$155,932	$(99,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	55,678	34,303
Depreciation, depletion and amortization	906,361	853,801
Accretion of asset retirement obligations	28,548	27,235
PPP loan forgiveness	(68,574)	-
Amortization of debt issuance costs	12,526	14,221
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(367,089)	64,903
Decrease in right-of-use asset	55,269	65,255
Decrease in prepaid expenses	2,292	3,547
Decrease in other assets	-	30,421
Increase (decrease) in accounts payable and accrued expenses	3,223	(44,829)
Decrease in operating lease liability	(54,739)	(64,682)
Settlement of asset retirement obligations	(19,380)	(19,737)
Net cash provided by operating activities	710,047	864,960

Cash flows from investing activities:
Additions to oil and gas properties	(1,592,023)	(1,692,190)
Additions to other property and equipment	(3,215)	(3,951)
Drilling refund	136,236	-
Investment in limited liability company at cost	(50,000)	(150,000)
Proceeds from sale of oil and gas properties and equipment	121,378	104,576
Net cash used in investing activities	(1,387,624)	(1,741,565)

Cash flows from financing activities:
Proceeds from exercise of stock options	247,435	-
Proceeds from long-term debt	935,000	1,285,000
Proceeds from PPP loan	68,574	-
Debt issuance costs	-	(12,266)
Reduction of long-term debt	(550,000)	(490,000)
Net cash provided by financing activities	701,009	782,734

Net increase (decrease) in cash and cash equivalents	23,432	(93,871)

Cash and cash equivalents at beginning of period	34,381	128,252

Cash and cash equivalents at end of period	$57,813	$34,381

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,269	$23,276
Accrued capital expenditures included in accounts payable	$4,523	$15,437

Non-cash investing and financing activities:
Asset retirement obligations	$17,587	$19,512
Operating lease – right of use asset and associated liabilities	$9,360	$141,385

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2021 and 2020

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2021, the Company had all of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ended March 31, 2021 and 2020, no allowance has been made for doubtful accounts.

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

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool). Impairments transferred to the DD&A pool increase the DD&A rate. No costs were excluded for the years ended March 31, 2021 and 2020.

Ceiling Test. Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties. That limit is the after-tax present value of the future net cash flows from proved crude oil and natural gas reserves and using an average price over the prior first day of the month 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, the Company must charge the amount of the excess to earnings as an expense reflected in additional accumulated DD&A. This is called a “ceiling limitation write-down.” This impairment to our oil and gas properties does not impact cash flow from operating activities, but does reduce stockholders’ equity and reported earnings.

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

Stock-based Compensation. The Company uses the Binomial option pricing model to estimate the fair value of stock-based compensation expenses at grant date. This expense is recognized as compensation expense in its consolidated financial statements over the vesting period. The Company recognizes the fair value of stock-based compensation awards as wages within general and administrative expense in the Consolidated Statements of Operations based on a graded-vesting schedule over the vesting period.

Investments. The Company accounts for investments of less than 1% in limited liability companies at cost. The Company has no control of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

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

Recent Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (i) hybrid tax regimes; (ii) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; (iii) separate financial statements of entities not subject to tax; (iv) the intraperiod tax allocation exception to the incremental approach; (v) ownership changes in investments - changes from a subsidiary to an equity method investment (and vice versa); (vi) interim-period accounting for enacted changes in tax laws; and (vii) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt ASU 2019-12 is required to adopt all of the amendments in the same period. The Company adopted ASU 2019-12 on April 1, 2021 and it will not have a material impact on its financial position, results of operations and disclosures.

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

3. Fair Value of Financial Instruments

The Company applies FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), which establishes a framework for measuring fair value based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs or unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

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

To ensure these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party as well as market constraints on liquidity. There was no adjustment as of March 31, 2021.

Fair Value Measurements on a Nonrecurring Basis

The asset retirement obligation estimates are derived from historical costs and management’s expectation of future cost environments and, therefore, the Company has designated these liabilities as Level 3 measurements. The significant inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit-adjusted risk-free rate. See Note 6 for a reconciliation of the beginning and ending balances of the liability for the Company’s asset retirement obligations.

4. Derivative Financial Instruments

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

The Company’s crude oil derivative positions consisted of put options. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in net realized and unrealized gain (loss) on commodity price hedging contracts on the consolidated statements of operations. All derivative contracts are recorded at fair market value and included in the consolidated balance sheets as assets or liabilities. As of March 31, 2021 and 2020, the Company had no derivative contracts.

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

The following tables summarizes the amounts of the Company’s realized and unrealized losses on derivative contracts listed as loss on derivative instruments in the Company’s consolidated statements of operations for the year ended March 31, 2021.

Loss Recognized
Realized loss on oil price hedging contracts	$(19,200)
Unrealized gain (loss) on oil price hedging contracts	-
Net realized and unrealized loss on derivative contracts	$(19,200)

5. Long-Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of March 31:

	2021	2020
Credit facility	$1,180,000	$795,000
Unamortized debt issuance costs	(25,051)	(37,577)
Total long-term debt	$1,154,949	$757,423

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of March 31, 2021, there was $320,000 available on the facility.

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

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval. The Company obtained written permission from WTNB prior to entering into the current hedge agreement discussed in Note 4.

The balance outstanding on the credit facility as of March 31, 2021 was $1,180,000. The following table is a summary of activity on the WTNB credit facility for the years ended March 31, 2021 and 2020:

Principal
Balance at April 1, 2019:	$-
Borrowings	1,285,000
Repayments	490,000
Balance at March 31, 2020:	$795,000
Borrowings	935,000
Repayments	550,000
Balance at March 31, 2021:	$1,180,000

Subsequently, the Company has borrowed $100,000 and made payments totaling $480,000, leaving a balance of $800,000 as of June 21, 2021.

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2021	2020
Carrying amount of asset retirement obligations, beginning of year	$762,761	$861,534
Liabilities incurred	17,587	19,512
Liabilities settled	(80,099)	(145,520)
Accretion expense	28,548	27,235
Revisions	-	-
Carrying amount of asset retirement obligations, end of year	728,797	762,761
Less: Current portion	15,000	7,500
Non-Current asset retirement obligation	$713,797	$755,261

7. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the earliest year open to examination by U.S. federal and state income tax jurisdictions is 2016.

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

Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2021	2020
Deferred tax assets:
Percentage depletion carryforwards	$1,132,352	$1,167,594
Deferred stock-based compensation	37,977	36,568
Asset retirement obligation	153,048	160,180
Net operating loss	1,411,017	1,248,528
Other	9,840	7,372
	2,744,234	2,620,242
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	1,485,833	1,313,271
Deferred tax asset, net	$1,258,401	$1,306,971
Valuation allowance	(1,258,401)	(1,306,971)
Net deferred tax	$-	$-

As of March 31, 2021, the Company has a statutory depletion carryforward of approximately $5,400,000, which does not expire. At March 31, 2021, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $6,700,000, which will begin expiring in 2029. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2021	2020
Tax expense at federal statutory rate (1)	$32,746	$(20,891)
Statutory depletion carryforward	35,242	(31,384)
Change in valuation allowance	(48,570)	46,850
U. S. tax reform, corporate rate reduction	-	-
Permanent differences	(19,418)	5,427
Other	-	(2)
Total income tax	$-	$-
Effective income tax rate	-	-

(1)	The federal statutory rate was 21% for fiscal years ending March 31, 2021 and 2020.

For the years ended March 31, 2021 and 2020, the Company did not have any uncertain tax positions.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties for the year ending March 31, 2016, we are in a net deferred tax asset position for years ending March 31, 2021 and 2020. Our deferred tax asset is $1,258,401 as of March 31, 2021 with a valuation amount of $1,258,401. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

In December 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“the Act”). The Act includes many tax provisions, including the extension of various expiring provisions, extensions and expansions of certain earlier pandemic tax relief provisions, among other things. The Act did not have a material impact on the Company’s current year tax provision or the Company’s consolidated financial statements.

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

In fiscal 2021, one customer accounted for 66% of the total oil and natural gas revenues and 71% of the total oil and natural gas accounts receivable. In fiscal 2020, one customer accounted for 52% of the total oil and natural gas revenues and 63% of the total oil and natural gas accounts receivable.

9. Oil and Natural Gas Costs

The costs related to the Company’s oil and natural gas activities were incurred as follows for the years ended March 31:

	2021	2020
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Exploration	-	168
Development	1,581,109	1,687,499
Capitalized asset retirement obligations	17,587	19,512
Total costs incurred for oil and gas properties	$1,598,696	$1,707,179

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2021	2020
Proved oil and gas properties	$38,664,347	$37,465,172
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	38,664,347	37,465,172
Less accumulated DD&A	28,906,419	28,003,961
	$9,757,928	$9,461,211

DD&A amounted to $8.68 and $9.15 per BOE of production for the years ended March 31, 2021 and 2020, respectively.

10. Income (Loss) Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2021	2020
Net income (loss)	$155,932	$(99,478)

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,050,678	2,040,166
Effect of the assumed exercise of dilutive stock options	11,392	-
Weighted avg. common shares outstanding – dilutive	2,062,070	2,040,166

Income (loss) per common share:
Basic	$0.08	$(0.05)
Diluted	$0.08	$(0.05)

For the year ended March 31, 2021, no anti-dilutive shares relating to stock options were excluded from the computation of diluted net income. Due to a net loss for the year ended March 31, 2020, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

11. Stockholders’ Equity

In September 2020, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. There were no shares of common stock repurchased for the treasury account during fiscal 2021 and 2020.

12. Stock-based Compensation

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

During the year ended March 31, 2021, there were no stock options issued. During the year ended March 31, 2020, the Compensation Committee of the Board of Directors approved and the Company issued options covering 42,000 shares of stock. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2021 and 2020.

The Company recognized compensation expense of $55,678 and $34,303 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2021 and 2020, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2021 totals $114,131, which is expected to be recognized over a weighted average of 2.35 years.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2021 and 2020. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2021	2020
Grant-date fair value	-	$2.24
Volatility factor	-	60.12%
Dividend yield	-	-
Risk-free interest rate	-	.85%
Expected term (in years)	-	6.25

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2021, 1,000 unvested stock options were forfeited due to the resignation of an employee and 34,200 vested stock options expired unexercised. During the year ended March 31, 2020, there were no stock options forfeited or expired.

The following table is a summary of activity of stock options for the years ended March 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2019	185,700	$6.18	4.68	$-
Granted	42,000	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2020	227,700	$5.65	4.83	$-
Granted	-	-
Exercised	(36,500)	-
Forfeited or Expired	(35,200)	-
Outstanding at March 31, 2021	156,000	$5.28	5.53	$555,100

Vested at March 31, 2021	105,250	$5.92	4.17	$307,000
Exercisable at March 31, 2021	105,250	$5.92	4.17	$307,000

During the year ended March 31, 2021, stock options covering 36,500 shares were exercised with a total intrinsic value of $72,981. The Company received proceeds of $247,435 from these exercises. During the year ended March 31, 2020, no stock options were exercised.

Other information pertaining to option activity was as follows during the year ended March 31:

	2021	2020
Weighted average grant-date fair value of stock options granted (per share)	$-	$2.24
Total fair value of options vested	$55,460	$32,500
Total intrinsic value of options exercised	$72,981	$-

The following table summarizes information about options outstanding at March 31, 2021:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$3.34 – 4.83	41,000	$3.34
4.84 – 5.97	40,000	4.84
5.98 – 6.26	30,000	5.98
6.27 – 7.00	45,000	6.98
$3.34 – 7.00	156,000	$5.28	5.53	$555,100

Outstanding options at March 31, 2021 expire between November 2021 and March 2030 and have exercise prices ranging from $3.34 to $7.00.

13. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2021 and 2020 were $39,067 and $44,724, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the year ending March 31, 2021 and 2020 were $16,549 and $15,881, respectively.

In March 2020, the Company entered into an agreement with our principal shareholder, Nicholas C. Taylor for the sale of surface rights to an undivided interest of 1.98 acres in a 160-acre tract of rural land located in Brazoria County, Texas. Mr. Taylor paid the company approximately $18,000 in cash for these rights, such price being based on a November 22, 2019 appraisal by a firm of MAI appraisers at $9,000 per acre.

14. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for the corporate office located in Midland, Texas. This includes 1,021 square feet of office space shared with and reimbursed by the majority shareholder. The lease is a 36-month lease that expired in May 2021 and does not include an option to renew. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021.

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

The balance sheets classification of lease assets and liabilities was as follows:

March 31, 2021
Assets
Operating lease right-of-use asset, beginning balance	$76,130
Current period amortization	(64,629)
Lease amendment	(1,622)
Lease extension	10,982
Total operating lease right-of-use asset	$20,861

Liabilities
Operating lease liability, current	$21,965
Operating lease liability, long term	-
Total lease liabilities	$21,965

Future minimum lease payments as of March 31, 2021 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2022	$21,965
Fiscal Year Ended March 31, 2023	-
Total lease payments	$21,965
Less: imputed interest	-
Operating lease liability	21,965
Less: operating lease liability, current	(21,965)
Operating lease liability, long term	$-

Net cash paid for our operating lease for the year ended March 31, 2021 and 2020 was $48,360 and $46,447, respectively. Rent expense, less sublease income of $19,109 and $18,234, respectively, is included in general and administrative expenses.

Subsequently, in June 2021, the Company agreed to extend its current lease for its principal office space located at 415 West Wall Street, Suite 475, Midland, Texas 79701 for 36 months. The amended lease now expires on July 31, 2024.

15. Paycheck Protection Program (PPP) Loan.

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

16. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2021 and 2020 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table summarizes the prices utilized in the reserve estimates for 2021 and 2020. Commodity prices utilized for the reserve estimates prior to adjustments for location, grade and quality are as follows:

	March 31,
	2021	2020
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$36.49	$52.23
Natural gas per MMBtu	$2.16	$2.30

The Company’s total estimated proved reserves at March 31, 2021 were approximately 1.504 MBOE of which 49% was oil and natural gas liquids and 51% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2019	1,040,000	5,381,000
Revision of previous estimates	(72,000)	(384,000)
Purchase of minerals in place	-	-
Extensions and discoveries	90,000	175,000
Sales of minerals in place	(6,000)	(28,000)
Production	(44,000)	(294,000)
As of March 31, 2020	1,008,000	4,850,000
Revision of previous estimates	(292,000)	(200,000)
Purchase of minerals in place	-	-
Extensions and discoveries	92,000	283,000
Sales of minerals in place	(20,000)	(14,000)
Production	(50,000)	(324,000)
As of March 31, 2021	738,000	4,595,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. Such downward revisions are primarily the result of reserves written off due to the five-year limitation. They are primarily working interests in a unit in the Wolfcamp B Zone in Upton and Reagan Counties, Texas which are on a lease held by production and still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2021 and 2020:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2019	376,600	3,823,440
As of March 31, 2020	358,230	3,344,210
As of March 31, 2021	413,050	3,639,330

Proved Undeveloped Reserves:
As of April 1, 2019	663,860	1,557,250
As of March 31, 2020	649,570	1,506,160
As of March 31, 2021	325,020	956,050

At March 31, 2021, the Company reported estimated PUDs of 484 MBOE, which accounted for 32% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 121 new wells (263 MBOE) operated by others, 7 wells are currently being drilled with plans for 60 wells to follow in 2022, 48 wells in 2023 and 6 wells in 2024. The cost of these projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and bank borrowings. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2021.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(BOE)	Development Costs
PUDs, beginning of year	900,592	$6,632,064
Revision of previous estimates	(447,215)	(3,765,188)
Sales of reserves	(14,394)	-
Conversions to PD reserves	(83,202)	(947,290)
Additional PUDs added	128,581	1,095,588
PUDs, end of year	484,362	$3,015,174

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2021 and 2020 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2024 are $3,015,174.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2021 were $37.42 per bbl of oil and $2.29 per mcf of natural gas. The average prices used for fiscal 2020 were $53.23 per bbl of oil and $1.66 per mcf of natural gas.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2021 and 2020 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2021	2020
Future cash inflows	$38,144,000	$61,676,000
Future production costs and taxes	(11,248,000)	(16,682,000)
Future development costs	(3,213,000)	(6,984,000)
Future income taxes	(1,714,000)	(4,675,000)
Future net cash flows	21,969,000	33,335,000
Annual 10% discount for estimated timing of cash flows	(9,206,000)	(14,359,000)
Standardized measure of discounted future net cash flows	$12,763,000	$18,976,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2021	2020
Sales of oil and gas produced, net of production costs	$(1,902,000)	$(1,806,000)
Net changes in price and production costs	(5,680,000)	(2,871,000)
Changes in previously estimated development costs	2,623,000	865,000
Revisions of quantity estimates	(5,954,000)	(2,140,000)
Net change due to purchases and sales of minerals in place	(54,000)	(335,000)
Extensions and discoveries, less related costs	1,150,000	1,519,000
Net change in income taxes	2,070,000	404,000
Accretion of discount	1,376,000	2,164,000
Changes in timing of estimated cash flows and other	158,000	1,924,000
Changes in standardized measure	(6,213,000)	(276,000)
Standardized measure, beginning of year	18,976,000	19,252,000
Standardized measure, end of year	$12,763,000	$18,976,000

17. Subsequent Events

During the first quarter of fiscal 2022, the Company borrowed $100,000 on the credit facility and made payments totaling $480,000 on the credit facility leaving a balance of $800,000.

During the first quarter of fiscal 2022, the Company expended approximately $326,000 for participation in the drilling of eight wells and the completion of six wells in Lea County, New Mexico.

In June 2021, the Company agreed to extend its current lease for its principal office space located at 415 West Wall Street, Suite 475, Midland, Texas 79701 for 36 months. The amended lease now expires on July 31, 2024.

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	2019 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 16, 2019, and incorporated herein by reference.

10.3	Loan Agreement dated December 28, 2018 between West Texas National Bank and Mexco Energy Corporation filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018, and incorporated herein by reference.

10.4	First Amendment to Loan Agreement dated February 28, 2020 to the Loan Agreement between West Texas National Bank and Mexco Energy Corporation dated December 31, 2018, and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Weaver and Tidwell, L.L.P., Independent Registered Public Accounting Firm

23.2	Consent of Russell K. Hall & Associates, Inc., Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Russell K. Hall & Associates, Inc., Independent Petroleum Engineering Firm

