Form 10-Q
period 2021-06-30
MEXCO ENERGY CORP
filed 2021-08-11
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 11, 2021 was 2,092,166.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$80,754	$57,813
Accounts receivable:
Oil and natural gas sales	670,333	621,384
Trade	49,588	30,402
Prepaid costs and expenses	37,365	47,895
Total current assets	838,040	757,494

Property and equipment, at cost
Oil and gas properties, using the full cost method	38,998,427	38,664,347
Other	120,208	120,208
Accumulated depreciation, depletion and amortization	(29,279,932)	(29,015,612)
Property and equipment, net	9,838,703	9,768,943
Investment – cost basis	200,000	200,000
Operating lease, right-of-use asset	169,742	20,861
Other noncurrent assets	49,787	83,389
Total assets	$11,096,272	$10,830,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$157,232	$116,569
Operating lease liability, current	53,958	21,965
Total current liabilities	211,190	138,534
Long-term liabilities
Long-term debt, net	778,080	1,154,949
Operating lease liability, long-term	116,540	-
Asset retirement obligations	724,184	713,797
Total long-term liabilities	1,618,804	1,868,746
Total liabilities	1,829,994	2,007,280

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,148,666 and 2,143,666 shares issued; and, 2,081,666 and 2,076,666 shares outstanding as of June 30, 2021 and March 31, 2021, respectively	1,074,333	1,071,833
Additional paid-in capital	7,669,579	7,624,214
Retained earnings	868,367	473,361
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	9,266,278	8,823,407
Total liabilities and stockholders’ equity	$11,096,272	$10,830,687

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2021	2020

Operating revenues:
Oil sales	$987,103	$282,370
Natural gas sales	268,462	81,809
Other	8,633	6,277
Total operating revenues	1,264,198	370,456

Operating expenses:
Production	276,987	171,666
Accretion of asset retirement obligations	7,058	7,187
Depreciation, depletion and amortization	264,320	224,105
General and administrative	308,167	248,878
Total operating expenses	856,532	651,836

Operating income (loss)	407,666	(281,380)

Other income (expense):
Interest income	59	15
Net realized and unrealized loss on derivative contracts	-	(7,250)
Interest expense	(12,719)	(11,055)
Net other expense	(12,660)	(18,290)

Income (loss) before provision for income taxes	395,006	(299,670)

Income tax	-	-

Net income (loss)	$395,006	$(299,670)

Income (loss) per common share:
Basic:	$0.19	$(0.15)
Diluted:	$0.19	$(0.15)

Weighted average common shares outstanding:
Basic:	2,076,756	2,040,166
Diluted:	2,119,955	2,040,166

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	395,006	-	395,006
Issuance of stock through options exercised	2,500	31,500	-	-	34,000
Stock based compensation	-	13,865	-	-	13,865
Balance at June 30, 2021	$1,074,333	$7,669,579	$868,367	$(346,001)	$9,266,278

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net loss	-	-	(299,670)	-	(299,670)
Stock based compensation	-	14,005	-	-	14,005
Balance at June 30, 2020	$1,053,583	$7,353,356	$17,759	$(346,001)	$8,078,697

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2021	2,143,666
Issued	5,000
Balance at June 30, 2021	2,148,666

Common stock shares, held in treasury:
Balance at April 1, 2021	(67,000)
Acquisitions	-
Balance at June 30, 2021	(67,000)

Common stock shares, outstanding at June 30, 2021	2,081,666

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$395,006	$(299,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	13,865	14,005
Depreciation, depletion and amortization	264,320	224,105
Accretion of asset retirement obligations	7,058	7,187
Amortization of debt issuance costs	3,131	3,131
Change in fair value of derivative instruments	-	(550)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(68,135)	77,768
Decrease in prepaid expenses	10,530	11,032
Increase in prepaid asset – option contract	-	(11,400)
(Increase) decrease in right-of-use asset	(148,881)	6,891
Increase in accounts payable and accrued expenses	40,918	40,178
Settlement of asset retirement obligations	(291)	(76)
Increase (decrease) in operating lease liability	148,533	(6,129)
Net cash provided by operating activities	666,054	66,472

Cash flows from investing activities:
Additions to oil and gas properties	(302,976)	(257,281)
Additions to other property and equipment	-	(1,395)
Proceeds from sale of oil and gas properties and equipment	5,863	6,786
Net cash used in investing activities	(297,113)	(251,890)

Cash flows from financing activities:
Proceeds from exercise of stock options	34,000	-
Reduction of long-term debt	(480,000)	(100,000)
Proceeds from long-term debt	100,000	303,574
Net cash (used in) provided by financing activities	(346,000)	203,574

Net increase in cash and cash equivalents	22,941	18,156

Cash and cash equivalents at beginning of period	57,813	34,381

Cash and cash equivalents at end of period	$80,754	$52,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,040	$7,865

Non-cash investing and financing activities:
Asset retirement obligations	$3,329	$5,748
Operating lease – right of use asset and associated liabilities	$165,007	$9,360

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of its operations and cash flows for the interim periods ended June 30, 2021 and 2020. The consolidated financial statements as of June 30, 2021 and for the three-month periods ended June 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of March 31, 2021 was derived from the audited balance sheet filed in the Company’s 2021 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

As of June 30, 2021, the Company had no derivative contracts. During the quarter ended June 30, 2020, the Company entered into a series of crude oil put option contracts. All of these such contracts expired in July and August 2020.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2022:

Carrying amount of asset retirement obligations as of April 1, 2021	$728,797
Liabilities incurred	3,329
Liabilities settled	-
Accretion expense	7,058
Carrying amount of asset retirement obligations as of June 30, 2021	739,184
Less: Current portion	15,000
Non-Current asset retirement obligation	$724,184

4. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	June 30, 2021	March 31, 2021
Credit facility	$800,000	$1,180,000
Unamortized debt issuance costs	(21,920)	(25,051)
Total long-term debt	$778,080	$1,154,949

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2021, there was $700,000 available on the facility.

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

The balance outstanding on the credit facility as of June 30, 2021 was $800,000. The following table is a summary of activity on the WTNB credit facility for the three months ended June 30, 2021:

Principal
Balance at April 1, 2021:	$1,180,000
Borrowings	100,000
Repayments	(480,000)
Balance at June 30, 2021:	$800,000

Subsequently, the Company has made payments totaling $250,000, leaving a balance of $550,000 as of the date of this report.

5. Stock-based Compensation

The Company recognized compensation expense of $13,865 and $14,005 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for the first quarter of fiscal 2022 and 2021, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2021 totals $100,266, which is expected to be recognized over a weighted average of 2.10 years.

The following table is a summary of stock options activity for the three months ended June 30, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2021	156,000	$5.28	5.53	$555,100
Granted	-	-
Exercised	5,000	6.80
Forfeited or Expired	-	-
Outstanding at June 30, 2021	151,000	$5.23	5.45	$685,330

Vested at June 30, 2021	105,250	$5.88	4.10	$390,033
Exercisable at June 30, 2021	105,250	$5.88	4.10	$390,033

During the three months ended June 30, 2021 and 2020, no stock options were granted. Subsequently, pursuant to approval from the Compensation Committee of the Board of Directors, the Company granted options covering 31,000 shares of stock at a strike price of $8.51 effective July 26, 2021.

During the three months ended June 30, 2021, stock options covering 5,000 shares were exercised with a total intrinsic value of $15,036. The Company received proceeds of $34,000 from these exercises. During the three months ended June 30, 2020, no stock options were exercised. Subsequently, in July 2021, stock options covering 10,500 were exercised with a total intrinsic value of $36,433. The Company received proceeds of $73,500 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the three months ended June 30, 2021 and 2020, there were no stock options forfeited or expired.

Outstanding options at June 30, 2021 expire between April 2023 and March 2030 and have exercise prices ranging from $3.34 to $7.00.

6. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,112 square feet of office space shared with and reimbursed by our majority shareholder. The lease does not include an option to renew and is a 36-month lease that expired in May 2021. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021. In June 2021, the Company agreed to extend its current lease for 36 months. The amended lease now expires on July 31, 2024.

The Company determines an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use asset, operating lease liability, current, and operating lease liability, long-term on the consolidated balance sheets.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 3.75%. Significant judgement is required when determining the incremental borrowing rate. Rent expense for lease payments is recognized on a straight-line basis over the lease term.

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2021
Assets
Operating lease right-of-use asset, beginning balance	$20,861
Current period amortization	(16,126)
Lease amendment	165,007
Total operating lease right-of-use asset	$169,742

Liabilities
Operating lease liability, current	$53,958
Operating lease liability, long term	116,540
Total lease liabilities	$170,498

Future minimum lease payments as of June 30, 2021 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2022	44,318
Fiscal Year Ended March 31, 2023	58,240
Fiscal Year Ended March 31, 2024	58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$180,211
Less: imputed interest	(9,713)
Operating lease liability	170,498
Less: operating lease liability, current	(53,958)
Operating lease liability, long term	$116,540

Net cash paid for our operating lease for the three months ended June 30, 2021 and 2020 was $10,929 and $10,600, respectively. Rent expense, less sublease income of $5,200 and $4,889, respectively, is included in general and administrative expenses.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of June 30, 2021. Our deferred tax asset is $1,180,248 as of June 30, 2021 with a valuation amount of $1,180,248. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2021 and 2020 was $12,768 and $10,102, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor less sublease income for the three months ending June 30, 2021 and 2020 were $3,700 and $3,803, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three-month periods ended June 30, 2021 and 2020.

	2021	2020
Net income (loss)	$395,006	$(299,670)

Shares outstanding:
Weighted average common shares outstanding – basic	2,076,756	2,040,166
Effect of the assumed exercise of dilutive stock options	43,199	-
Weighted average common shares outstanding – dilutive	2,119,955	2,040,166
Income (loss) per common share:
Basic	$0.19	$(0.15)
Diluted	$0.19	$(0.15)

For the three months ended June 30, 2021, no anti-dilutive shares relating to stock options were excluded from the computation of diluted net income. Due to a net loss for the three months ended June 30, 2020, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

10. Subsequent Events

During July 2021, the Company made payments totaling $250,000 on the credit facility leaving a balance of $550,000.

During July 2021, stock options covering 10,500 shares were exercised with a total intrinsic value of $36,433. The Company received proceeds of $73,500 from these exercises.

Pursuant to approval from the Compensation Committee of the Board of Directors, the Company granted options covering 31,000 shares of stock at a strike price of $8.51 effective July 26, 2021.

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

Liquidity and Capital Resources. Historically, we have funded our operations, acquisitions, exploration and development expenditures from cash generated by operating activities, bank borrowings, sales of non-core properties and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We have pledged our producing oil and gas properties to secure our credit facility. We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

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

At June 30, 2021, we had working capital of $626,850 compared to working capital of $618,960 at March 31, 2021, an increase of $7,890 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Three Months Ended June 30,
	2021	2020	% Difference
Net cash provided by operating activities	666,054	66,472	902%
Net cash used in investing activities	(297,113)	(251,890)	18%
Net cash (used in) provided by financing activities	(346,000)	203,574	(270)%

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the three months ended June 30, 2021 was $666,054 in comparison to $66,472 for the three months ended June 30, 2020. This increase of $599,582 in our cash flow operating activities consisted of an increase in our non-cash expenses of $40,496; an increase in our accounts receivable of $145,903; and, an increase in our net income for the current quarter of $694,676 compared to a net loss the same quarter of the prior year. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the three months ended June 30, 2021, we had net cash of $297,113 used for additions to oil and gas properties compared to $251,890 for the three months ended June 30, 2020.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $346,000 for the three months ended June 30, 2021 compared to cash flow provided by our financing activities of $203,574 for the three months ended June 30, 2020. During the three months ended June 30, 2021 and 2020, we received advances of $100,000 and $235,000, respectively, from our credit facility. During the three months ended June 30, 2021 and 2020, we made payments of $480,000 and $100,000, respectively, on the credit facility. For the three months ended June 30, 2021, we received proceeds of $34,000 for the exercise of director stock options. For the three months ended June 30, 2020, we received $68,574 under the paycheck protection program (PPP).

Accordingly, net cash increased $22,941, leaving cash and cash equivalents on hand of $80,754 as of June 30, 2021.

Oil and Natural Gas Property Development

New Participations in Fiscal 2022. The Company currently plans to participate in the drilling and completion of 36 horizontal wells at an estimated aggregate cost of approximately $1,250,000 for the fiscal year ending March 31, 2022. All of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico.

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

In April 2021, Mexco expended $11,400 for its share to participate in the drilling and completion of two horizontal wells in the 3rd Bone Spring Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .1%. Subsequently, in July 2021, the Company expended $20,100 to complete these wells.

Also, during the quarter ended June 30, 2020, Mexco participated in the drilling and completion of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $88,000. These wells were completed at the end of June 2021 with initial average production rates of 1,184 barrels of oil, 4,380 barrels of water and 1,818,000 cubic feet of gas per day, or 1,444 barrels of oil equivalent per day. Mexco’s working interest in these wells is .56%.

Completion of Wells Drilled in Fiscal 2021. The Company expended approximately $165,000 for the additional completion costs of 12 horizontal wells located in Eddy and Lea Counties, New Mexico that the Company participated in drilling during fiscal 2021.

The Company participated in the completion of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $108,000. These wells were completed at the end of June 2021 and beginning of July 2021 with initial average production rates of 1,046 barrels of oil, 3,214 barrels of water and 2,146,000 cubic feet of gas per day, or 1,403 barrels of oil equivalent per day. Mexco’s working interest in these wells is 1.2%.

The Company participated in the completion of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $55,000. These wells were completed at the end of June 2021 with initial average production rates of 774 barrels of oil, 2,648 barrels of water and 973,000 cubic feet of gas per day, or 913 barrels of oil equivalent per day. Mexco’s working interest in these wells is .56%.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $31.75 per bbl in October 2020 to a high of $70.03 per bbl in June 2021. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021.

On June 30, 2021, the WTI posted price for crude oil was $69.45 and the Henry Hub spot price for natural gas was $3.79 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2021:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Secured bank line of credit (1)	$800,000	$-	$800,000	$-
Leases (2)	$180,211	$58,878	$121,333	$-

(1)	These amounts represent the balances outstanding under the bank line of credit. This repayment assumes that interest will be paid on a monthly basis, no additional funds will be drawn and does not include estimated interest of $30,000 less than 1 year and $22,500 1-3 years.
(2)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,623 less than 1 year and $32,442 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. For the quarter ended June 30, 2021, net income was $395,006 compared to a net loss of $299,670 for the quarter ended June 30, 2020. This was primarily the result of an increase in operating revenues due to an increase in oil and gas prices and an increase in oil and gas production partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,255,565 for the quarter ended June 30, 2021, a 245% increase from $364,179 for the quarter ended June 30, 2020. This primarily resulted from an increase in oil and gas prices and an increase in oil and gas production. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended June 30:

	2021	2020	% Difference
Oil:
Revenue	$987,103	$282,370	249.6%
Volume (bbls)	15,438	11,534	33.8%
Average Price (per bbl)	$63.94	$24.48	161.2%

Gas:
Revenue	$268,462	$81,809	228.2%
Volume (mcf)	90,063	79,516	13.3%
Average Price (per mcf)	$2.98	$1.03	189.3%

Production and exploration. Production costs were $276,987 for the three months ended June 30, 2021, a 61% increase from $171,666 for the three months ended June 30, 2020. This increase is primarily the result of an increase in production taxes as a result of the increase in oil and gas revenues and an increase in lease operating expenses over last year due to numerous wells being shut-in during the month of May 2020 as well as cost cutting measures being implemented by the operators because of the depressed oil and gas prices during the pandemic.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $264,320 for the first quarter of fiscal 2022, an 18% increase from $224,105 for the first quarter of fiscal 2021, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $308,167 for the three months ended June 30, 2021, a 24% increase from $248,878 for the three months ended June 30, 2020. This was primarily due to an increase in accounting fees, bonuses and director’s fees which were significantly reduced last year due to the pandemic.

Interest expense. Interest expense was $12,719 for the first quarter of fiscal 2022, an increase of 15% from $11,055 for the first quarter of fiscal 2021 due to an increase in borrowings.

Income taxes. There was no income tax expense for the three months ended June 30, 2021 and 2020. The effective tax rate for the three months ended June 30, 2021 and 2020 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Interest Rate Risk. At June 30, 2021, we had an outstanding loan balance of $800,000 under our credit agreement, which bears interest at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. If the interest rate on our bank debt increases or decreases by one percentage point our annual pretax income would change by $8,000, based on the outstanding balance at June 30, 2021.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2021, our largest credit risk associated with any single purchaser was $495,512 or 74% of our total oil and gas receivables. We have not experienced any significant credit losses.

Energy Price Risk. Our most significant market risk is the pricing applicable to our crude oil and natural gas production. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future.

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing countries.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $31.75 per bbl in October 2020 to a high of $70.03 per bbl in June 2021. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. On June 30, 2021, the WTI posted price for crude oil was $69.45 and the Henry Hub posted price for natural gas was $3.79. See Results of Operations above for the Company’s realized prices during the quarter.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2021, our pretax income would have changed by $154,380. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2021, our pretax income would have increased or decreased by $90,063.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 11, 2021	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 11, 2021	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 18