Form 10-Q
period 2021-09-30
MEXCO ENERGY CORP
filed 2021-11-05
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 5, 2021 was 2,121,666.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93,574	$57,813
Accounts receivable:
Oil and natural gas sales	791,184	621,384
Trade	55	30,402
Prepaid costs and expenses	43,237	47,895
Total current assets	928,050	757,494
Property and equipment, at cost
Oil and gas properties, using the full cost method	39,274,777	38,664,347
Other	120,208	120,208
Accumulated depreciation, depletion and amortization	(29,559,992)	(29,015,612)
Property and equipment, net	9,834,993	9,768,943
Investment – cost basis	225,000	200,000
Operating lease, right-of-use asset	156,318	20,861
Other noncurrent assets	23,143	83,389
Total assets	$11,167,504	$10,830,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$129,880	$116,569
Operating lease liability, current	53,288	21,965
Total current liabilities	183,168	138,534
Long-term liabilities
Long-term debt, net	-	1,154,949
Operating lease liability, long-term	103,030	-
Asset retirement obligations	731,900	713,797
Total long-term liabilities	834,930	1,868,746
Total liabilities	1,018,098	2,007,280

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,171,566 and 2,143,666 shares issued; 2,104,566 and 2,076,666 shares outstanding as of September 30, 2021 and March 31, 2021, respectively	1,085,783	1,071,833
Additional paid-in capital	7,832,429	7,624,214
Retained earnings	1,577,195	473,361
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	10,149,406	8,823,407
Total liabilities and stockholders’ equity	$11,167,504	$10,830,687

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Oil sales	$1,133,134	$504,957	$2,120,237	$787,327
Natural gas sales	408,037	125,007	676,499	206,816
Other	12,310	6,078	20,943	12,355
Total operating revenues	1,553,481	636,042	2,817,679	1,006,498

Operating expenses:
Production	335,588	217,117	612,575	388,783
Accretion of asset retirement obligations	7,245	7,237	14,303	14,424
Depreciation, depletion, and amortization	280,060	236,134	544,380	460,239
General and administrative	214,242	192,360	522,409	441,238
Total operating expenses	837,135	652,848	1,693,667	1,304,684

Operating income (loss)	716,346	(16,806)	1,124,012	(298,186)

Other income (expenses):
Interest income	12	301	71	316
Interest expense	(7,530)	(13,515)	(20,249)	(24,570)
Loss on derivative instruments	-	(11,950)	-	(19,200)
Net other expense	(7,518)	(25,164)	(20,178)	(43,454)

Income (loss) before income taxes	708,828	(41,970)	1,103,834	(341,640)

Income tax	-	-	-	-

Net income (loss)	$708,828	$(41,970)	$1,103,834	$(341,640)

Income (loss) per common share:
Basic:	$0.34	$(0.02)	$0.53	$(0.17)
Diluted:	$0.33	$(0.02)	$0.52	$(0.17)

Weighted average common shares outstanding:
Basic:	2,091,417	2,040,941	2,084,127	2,040,553
Diluted:	2,143,743	2,040,941	2,131,889	2,040,553

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings (Losses)	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	1,103,834	-	1,103,834
Issuance of stock through options exercised	13,950	171,782			185,732
Stock based compensation	-	36,433	-	-	36,433
Balance at September 30, 2021	$1,085,783	$7,832,429	$1,577,195	$(346,001)	$10,149,406

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings (Losses)	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2021	$1,074,333	$7,669,579	$868,367	$(346,001)	$9,266,278
Net income	-	-	708,828	-	708,828
Issuance of stock through options exercised	11,450	140,282			151,732
Stock based compensation	-	22,568	-	-	22,568
Balance at September 30, 2021	$1,085,783	$7,832,429	$1,577,195	$(346,001)	$10,149,406

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net loss	-	-	(341,640)	-	(341,640)
Issuance of stock through options exercised	750	8,685	-	-	9,435
Stock based compensation	-	27,948	-	-	27,948
Balance at September 30, 2020	$1,054,333	$7,375,984	$(24,211)	$(346,001)	$8,060,105

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2020	$1,053,583	$7,353,356	$17,759	$(346,001)	$8,078,697
Net loss	-	-	(41,970)	-	(41,970)
Issuance of stock through options exercised	750	8,685	-	-	9,435
Stock based compensation	-	13,943	-	-	13,943
Balance at September 30, 2020	$1,054,333	$7,375,984	$(24,211)	$(346,001)	$8,060,105

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2021	2,143,666
Issued	27,900
Balance at September 30, 2021	2,171,566

Common stock shares, held in treasury:
Balance at April 1, 2021	(67,000)
Acquisitions	-
Balance at September 30, 2021	(67,000)
Common stock shares, outstanding at September 30, 2021	2,104,566

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,103,834	$(341,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	36,433	27,948
Depreciation, depletion and amortization	544,380	460,239
Accretion of asset retirement obligations	14,303	14,424
Amortization of debt issuance costs	6,263	6,263
Changes in operating assets and liabilities:
Increase in accounts receivable	(139,453)	(36,667)
(Increase) decrease in right-of-use asset	(135,457)	23,017
Decrease in prepaid expenses	4,659	26,287
Increase in accounts payable and accrued expenses	16,553	7,185
Settlement of asset retirement obligations	(1,052)	(1,028)
Increase (decrease) in operating lease liability	134,353	(21,791)
Net cash provided by operating activities	1,584,816	164,237

Cash flows from investing activities:
Additions to oil and gas properties	(657,308)	(714,079)
Drilling refunds	115,552	42,060
Investment – cost basis	(25,000)	(25,000)
Proceeds from sale of oil and gas properties and equipment	11,969	106,285
Additions to other property and equipment	-	(3,215)
Net cash used in investing activities	(554,787)	(593,949)

Cash flows from financing activities:
Proceeds from exercise of stock options	185,732	9,435
Proceeds from long-term debt	275,000	673,574
Reduction of long-term debt	(1,455,000)	(225,000)
Net cash (used in) provided by financing activities	(994,268)	458,009

Net increase in cash and cash equivalents	35,761	28,297

Cash and cash equivalents at beginning of period	57,813	34,381

Cash and cash equivalents at end of period	$93,574	$62,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,834	$17,859

Non-cash investing and financing activities:
Asset retirement obligations	$7,472	$11,269
Operating lease – right of use asset and associated liabilities	$165,007	$9,360

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

Estimates and Assumptions. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are used in determining proved oil and gas reserves. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. The estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2021, and the results of its operations and cash flows for the interim periods ended September 30, 2021 and 2020. The consolidated financial statements as of September 30, 2021 and for the three and six month periods ended September 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of March 31, 2021 was derived from the audited balance sheet filed in the Company’s 2021 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

As of September 30, 2021, the Company had no derivative contracts. During the six months ended September 30, 2020, the Company entered into a series of crude oil put option contracts. All of these such contracts expired in July and August 2020.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2022:

Carrying amount of asset retirement obligations as of April 1, 2021	$728,797
Liabilities incurred	7,472
Liabilities settled	(3,672)
Accretion expense	14,303
Carrying amount of asset retirement obligations as of September 30, 2021	746,900
Less: Current portion	15,000
Non-Current asset retirement obligation	$731,900

4. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	September 30, 2021	March 31, 2021
Credit facility	$-	$1,180,000
Unamortized debt issuance costs(1)	-	(25,051)
Total long-term debt, net	$-	$1,154,949

(1)	For the current period, since the Company has no long term debt outstanding, unamortized debt issuance costs in the amount of $18,789 are included in Other noncurrent assets.

For the current period, since the Company has no long term debt outstanding, unamortized debt issuance costs are included in Other noncurrent assets.

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2021, there was $1,500,000 available for borrowing by the Company on the facility.

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

There was no balance outstanding on the line of credit as of September 30, 2021. The following table is a summary of activity on the WTNB line of credit for the six months ended September 30, 2021:

Principal
Balance at April 1, 2021:	$1,180,000
Borrowings	275,000
Repayments	(1,455,000)
Balance at September 30, 2021:	$-

5. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,112 square feet of office space shared with and reimbursed by our majority shareholder. The lease does not include an option to renew and is a 36 month lease that expired in May 2021. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021. In June 2021, the Company agreed to extend its current lease at a flat (unescalated) rate for 36 months. The amended lease now expires on July 31, 2024.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2021
Assets
Operating lease right-of-use asset, beginning balance	$20,861
Current period amortization	(29,550)
Lease amendment	165,007
Total operating lease right-of-use asset	$156,318

Liabilities
Operating lease liability, current	$53,288
Operating lease liability, long term	103,030
Total lease liabilities	$156,318

Future minimum lease payments as of September 30, 2021 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2022	29,120
Fiscal Year Ended March 31, 2023	58,240
Fiscal Year Ended March 31, 2024	58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$165,013
Less: imputed interest	(8,695)
Operating lease liability	156,318
Less: operating lease liability, current	(53,288)
Operating lease liability, long term	$103,030

Net cash paid for our operating lease for the six months ended September 30, 2021 and 2020 was $20,903 and $21,693, respectively. Rent expense, less sublease income of $10,768 and $9,459, respectively, is included in general and administrative expenses.

6. Stock-based Compensation

The Company recognized stock-based compensation expense of $22,568 and $13,943 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2021 and 2020 was $36,433 and $27,948, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2021 totals $265,248 which is expected to be recognized over a weighted average of 2.82 years.

During the six months ended September 30, 2021, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $8.51 per share with an estimated fair value of $187,550. During the six months ended September 30, 2020, no stock options were granted. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2021 and 2020. All such amounts represent the weighted average amounts.

	Six Months Ended
	September 30
	2021	2020
Grant-date fair value	$6.05	-
Volatility factor	65.38%	-
Dividend yield	-	-
Risk-free interest rate	0.92%	-
Expected term (in years)	6.25	-

The following table is a summary of activity of stock options for the six months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2021	156,000	$5.28	5.53	$555,100
Granted	31,000	8.51
Exercised	(27,900)	6.63
Forfeited or Expired	-	-
Outstanding at September 30, 2021	159,100	$5.67	6.50	$752,622

Vested at September 30, 2021	87,350	$5.56	4.59	$422,362
Exercisable at September 30, 2021	87,350	$5.56	4.59	$422,362

During the six months ended September 30, 2021, stock options covering 27,900 shares were exercised with a total intrinsic value of $104,473. The Company received proceeds of $185,732 from these exercises. During the six months ended September 30, 2020, stock options covering 1,500 shares were exercised with a total intrinsic value of $135. The Company received proceeds of $9,435 from these exercises.

There were no stock options forfeited or expired during the six months ended September 30, 2021 and 2020. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at September 30, 2021 expire between April 2023 and July 2031 and have exercise prices ranging from $3.34 to $8.51.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of September 30, 2021. Our deferred tax asset is $1,045,531 as of September 30, 2021 with a valuation amount of $1,045,531. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as expected future growth.

8. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended September 30, 2021 and 2020 was $10,288 and $8,219, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2021 and 2020 was $23,056 and $18,321, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending September 30, 2021 and 2020 were $3,944 and $3,846, respectively. Amounts paid by the principal stockholder directly to the lessor for the six months ending September 30, 2021 and 2020 were $7,988 and $7,649, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net loss per share for the three and six month periods ended September 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$708,828	$(41,970)	$1,103,834	$(341,640)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,091,417	2,040,941	2,084,127	2,040,553
Effect of assumed exercise of dilutive stock options	52,326	-	47,762	-
Weighted avg. shares outstanding – dilutive	2,143,743	2,040,941	2,131,889	2,040,553

Income (loss) per common share:
Basic	$0.34	$(0.02)	$0.53	$(0.17)
Diluted	$0.33	$(0.02)	$0.52	$(0.17)

For the three and six months ended September 30, 2021, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Due to a net loss for the for the three and six months ended September 30, 2020, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

10. Subsequent Events

On October 4, 2021, stock options covering 16,100 shares were exercised with a total intrinsic value of $128,615. The Company received proceeds of $103,928 from these exercises.

On October 5, 2021, stock options covering 1,000 shares were exercised with a total intrinsic value of $8,138. The Company received proceeds of $5,980 from these exercises.

On October 22, 2021, the Company expended $84,600 for the completion of four wells in Lea County, NM.

On October 27, 2021, the Company expended $126,000 for the drilling of four wells in Lea County, NM.

On November 1, 2021, the Company had cash on hand of approximately $335,000.

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

At September 30, 2021, we had working capital of $744,882 compared to working capital of $618,960 at March 31, 2021, an increase of $125,922 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Six Months Ended September 30,
	2021	2020	% Difference
Net cash provided by operating activities	1,584,816	164,237	865%
Net cash used in investing activities	(554,787)	(593,949)	(7)%
Net cash (used in) provided by financing activities	(994,268)	458,009	(317)%

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the six months ended September 30, 2021 was $1,584,816 in comparison to $164,237 for the six months ended September 30, 2020. This increase of $1,420,579 in our cash flow operating activities consisted of an increase in our non-cash expenses of $92,505; an increase in our accounts receivable of $102,786; and, an increase in our net income for the current six months of $1,445,474 compared to a net loss the same six month period of the prior year. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of non-operated lease expenses and production expenses. Our expenses also consist of employee compensation, accounting, insurance and other general and administrative expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the six months ended September 30, 2021, we had net cash of $554,787 used for additions to oil and gas properties compared to $593,949 for the six months ended September 30, 2020.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $994,268 for the six months ended September 30, 2021 compared to cash flow provided by our financing activities of $458,009 for the six months ended September 30, 2020. During the six months ended September 30, 2021 and 2020, we received advances of $275,000 and $605,000, respectively, from our credit facility. During the six months ended September 30, 2021 and 2020, we made payments of $1,455,000 and $225,000, respectively, on the credit facility. For the six months ended September 30, 2021 and 2020, we received proceeds of $185,732 and $9,435, respectively, from the exercise of employee and director stock options. For the six months ended September 30, 2020, we received $68,574 under the paycheck protection program (PPP).

Accordingly, net cash increased $35,761, leaving cash and cash equivalents on hand of $93,574 as of September 30, 2021.

Oil and Natural Gas Property Development

New Participations in Fiscal 2022. The Company currently plans to participate in the drilling and completion of 39 horizontal wells at an estimated aggregate cost of approximately $1,000,000 for the fiscal year ending March 31, 2022. All of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico and Reeves County, Texas.

During the six months ended September 30, 2021, Mexco expended approximately $180,000 to participate in the drilling and completion of four horizontal wells in the Lower Wolfcamp Shale of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .44%.

Also during the six months ended September 30, 2021, Mexco expended $31,500 for its share to participate in the drilling and completion of two horizontal wells in the 3rd Bone Spring Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. These wells were completed in August 2021 with initial average production rates of 1,294 barrels of oil, 3,345 barrels of water and 3,124,000 cubic feet of gas per day, or, 1,815 barrels of oil equivalent per day. Mexco’s working interest in these wells is .1%.

In September 2021, Mexco expended approximately $43,000 to participate in the drilling of three horizontal wells in the 2nd Bone Spring formation and two horizontal wells in the 3rd Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is an average of approximately .22%.

In August 2021, Mexco expended approximately $28,000 to participate in the drilling of two horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .37%. Subsequently, in October 2021, Mexco expended approximately $42,000 for the completion of these wells.

In August 2021, Mexco expended approximately $52,000 to participate in the drilling of two horizontal wells in the Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Reeves County, Texas. Mexco working interest in these wells is approximately .6%. These wells have been drilled and are planned to be completed in November 2021.

In May 2021, Mexco expended approximately $28,000 to participate in the drilling of two horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .37%. Subsequently, in October 2021, Mexco expended approximately $42,000 for the completion of these wells.

Also, during the quarter ended June 30, 2021, Mexco participated in the drilling and completion of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $88,000. These wells were completed at the end of June 2021 with initial average production rates of 1,184 barrels of oil, 4,380 barrels of water and 1,818,000 cubic feet of gas per day, or 1,444 barrels of oil equivalent per day. Mexco’s working interest in these wells is .56%.

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

Crude oil and natural gas generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $31.75 per bbl in October 2020 to a high of $71.43 per bbl in September 2021. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.41 per MMBtu in October 2020 to a high of $23.86 per MMBtu in February 2021.

On September 30, 2021, the WTI posted price for crude oil as $71.01 and the Henry Hub spot price for natural gas was $5.58 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2021:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$165,013	$50,421	$114,593	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $13,481 less than 1 year and $30,640 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020. There was net income of $708,828 for the quarter ended September 30, 2021 compared to a net loss of $41,970 for the quarter ended September 30, 2020. This was a result of an increase in oil and gas prices and an increase in oil and gas production partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,541,171 for the second quarter of fiscal 2022, a 145% increase from $629,964 for the same period of fiscal 2021. This resulted from an increase in oil and gas prices as well as an increase in oil and gas production.

	2021	2020	% Difference
Oil:
Revenue	$1,133,134	$504,957	124.4%
Volume (bbls)	16,277	13,143	23.8%
Average Price (per bbl)	$69.62	$38.42	81.2%

Gas:
Revenue	$408,037	$125,007	226.4%
Volume (mcf)	92,607	88,890	4.2%
Average Price (per mcf)	$4.41	$1.41	212.8%

Production and exploration. Production costs were $335,588 for the second quarter of fiscal 2022, a 55% increase from $217,117 for the same period of fiscal 2021. This is primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $280,060 for the second quarter of fiscal 2022, a 19% increase from $236,134 for the same period of fiscal 2021, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $214,242 for the second quarter of fiscal 2022, an 11% increase from $192,360 for the same period of fiscal 2021. This was primarily due to an increase in office and rent expenses and employee stock option compensation expense.

Interest expense. Interest expense was $7,530 for the second quarter of fiscal 2022, a 44% decrease from $13,515 for the same period of fiscal 2021, due to a decrease in borrowings.

Income taxes. There was no income tax expense for the three months ended September 30, 2021 and for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 and September 30, 2020 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020. For the six months ended September 30, 2021, there was net income of $1,103,834 compared to a net loss of $341,640 for the six months ended September 30, 2020. This was a result of an increase in operating revenues partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,796,736 for the six months ended September 30, 2021, a 181% increase from $994,143 for the same period of fiscal 2021. This resulted from an increase in oil and gas prices as well as an increase in oil and gas production.

	2021	2020	% Difference
Oil:
Revenue	$2,120,237	$787,327	169.3%
Volume (bbls)	31,715	24,677	28.5%
Average Price (per bbl)	$66.85	$31.91	109.5%

Gas:
Revenue	$676,499	$206,816	227.1%
Volume (mcf)	182,670	168,406	8.5%
Average Price (per mcf)	$3.70	$1.23	200.8%

Production and exploration. Production costs were $612,575 for the six months ended September 30, 2021, a 58% increase from $388,783 for the six months ended September 30, 2020. This increase is primarily the result of an increase in production taxes as a result of the increase in oil and gas revenues and an increase in lease operating expenses over last year due to numerous wells being shut-in during the month of May 2020 as well as cost cutting measures being implemented by the operators because of the depressed oil and gas prices during the pandemic.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $544,380 for the six months ended September 30, 2021, an 18% increase from $460,239 for the six months ended September 30, 2020, primarily due to an increase in oil and gas production and a decrease of oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $522,409 for the six months ended September 30, 2021, an 18% increase from $441,238 for the six months ended September 30, 2020. This was primarily due to an increase in bonuses and director’s fees which were significantly reduced last year due to the pandemic and an increase in accounting fees.

Interest expense. Interest expense was $20,249 for the six months ended September 30, 2021, an 18% decrease from $24,570 for the same period fiscal 2021 due to a decrease in borrowings.

Income taxes. There was no income tax expense for the six months ended September 30, 2021 and for the six months ended September 30, 2020. The effective tax rate for the six months ended September 30, 2021 and September 30, 2020 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2021, our largest credit risk associated with any single purchaser was $594,715 or 76% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $31.75 per bbl in October 2020 to a high of $71.43 per bbl in September 2021. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.41 per MMBtu in October 2020 to a high of $23.86 per MMBtu in February 2021. On September 30, 2021, the WTI posted price for crude oil was $71.01 and the Henry Hub posted price for natural gas was $5.58. See Results of Operations above for the Company’s realized prices during the three and six months.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2022, our pretax income would have increased or decreased by $317,150. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2022, our pretax income would have increased or decreased by $182,670.

Information about market risks for the six months ended September 30, 2021, does not differ materially from that discussed under Item 7A of the registrant’s 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

iXBRL Instance Document

iXBRL Taxonomy Extension Schema Document

iXBRL Taxonomy Calculation Linkbase Document

iXBRL Taxonomy Extension Definition Linkbase Document

iXBRL Taxonomy Label Linkbase Document

iXBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 5, 2021	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 5, 2021	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 19