Form 10-Q
period 2021-12-31
MEXCO ENERGY CORP
filed 2022-02-08
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 8, 2022 was 2,121,666.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$880,190	$57,813
Accounts receivable:
Oil and natural gas sales	750,683	621,384
Trade	4	30,402
Prepaid costs and expenses	21,160	47,895
Total current assets	1,652,037	757,494
Property and equipment, at cost
Oil and gas properties, using the full cost method	39,720,323	38,664,347
Other	120,208	120,208
Accumulated depreciation, depletion and amortization	(29,828,011)	(29,015,612)
Property and equipment, net	10,012,520	9,768,943
Investment – cost basis	250,000	200,000
Operating lease, right-of-use asset	143,182	20,861
Other noncurrent assets	15,657	83,389
Total assets	$12,073,396	$10,830,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$154,571	$116,569
Operating lease liability, current	53,788	21,965
Total current liabilities	208,359	138,534
Long-term liabilities
Long-term debt	-	1,154,949
Operating lease liability, long-term	89,394	-
Asset retirement obligations	737,457	713,797
Total long-term liabilities	826,851	1,868,746
Total liabilities	1,035,210	2,007,280

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,188,666 and 2,143,666 shares issued; 2,121,666 and 2,076,666 shares outstanding as of December 31, 2021 and March 31, 2021, respectively	1,094,333	1,071,833
Additional paid-in capital	7,959,357	7,624,214
Retained earnings	2,330,497	473,361
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	11,038,186	8,823,407
Total liabilities and stockholders’ equity	$12,073,396	$10,830,687

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2021	2020	2021	2020
Operating revenue:
Oil sales	$1,073,078	$520,261	$3,193,315	$1,307,588
Natural gas sales	500,906	171,982	1,177,405	378,798
Other	21,360	7,651	42,303	20,006
Total operating revenues	1,595,344	699,894	4,413,023	1,706,392

Operating expenses:
Production	291,068	235,958	903,643	624,741
Accretion of asset retirement obligation	7,327	7,116	21,630	21,540
Depreciation, depletion, and amortization	268,018	237,459	812,398	697,698
General and administrative	272,552	193,288	794,961	634,526
Total operating expenses	838,965	673,821	2,532,632	1,978,505

Operating income (loss)	756,379	26,073	1,880,391	(272,113)

Other income (expenses):
Interest income	55	71	126	387
Interest expense	(3,132)	(14,604)	(23,381)	(39,174)
PPP loan forgiveness	-	68,957	-	68,957
Loss on derivative instruments	-	-	-	(19,200)
Net other (expense) income	(3,077)	54,424	(23,255)	10,970

Income (loss) before income taxes	753,302	80,497	1,857,136	(261,143)

Net income (loss)	$753,302	$80,497	$1,857,136	$(261,143)

Income (loss) per common share:
Basic:	$0.36	$0.04	$0.89	$(0.13)
Diluted:	$0.35	$0.04	$0.87	$(0.13)

Weighted average common shares outstanding:
Basic:	2,120,912	2,051,081	2,096,433	2,044,054
Diluted:	2,176,240	2,054,288	2,146,717	2,044,054

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	1,857,136	-	1,857,136
Issuance of stock through options exercised	22,500	273,140	-	-	295,640
Stock based compensation	-	62,003	-	-	62,003
Balance at December 31, 2021	$1,094,333	$7,959,357	$2,330,497	$(346,001)	$11,038,186

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2021	$1,085,783	$7,832,429	$1,577,195	$(346,001)	$10,149,406
Net income	-	-	753,302	-	753,302
Issuance of stock through options exercised	8,550	101,358	-	-	109,908
Stock based compensation	-	25,570	-	-	25,570
Balance at December 31, 2021	$1,094,333	$7,959,357	$2,330,497	$(346,001)	$11,038,186

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net loss	-	-	(261,143)	-	(261,143)
Issuance of stock through options exercised	5,850	72,945	-	-	78,795
Stock based compensation	-	41,813	-	-	41,813
Balance at December 31, 2020	$1,059,433	$7,454,109	$56,286	$(346,001)	$8,223,827

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2020	$1,054,333	$7,375,984	$(24,211)	$(346,001)	$8,060,105
Net income	-	-	80,497	-	80,497
Issuance of stock through options exercised	5,100	64,260	-	-	69,360
Stock based compensation	-	13,865	-	-	13,865
Balance at December 31, 2020	$1,059,433	$7,454,109	$56,286	$(346,001)	$8,223,827

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2021	2,143,666
Issued	45,000
Balance at Dec. 31, 2021	2,188,666
Common stock shares, held in treasury:
Balance at April 1, 2021	(67,000)
Acquisitions	-
Balance at Dec. 31, 2021	(67,000)
Common stock shares, outstanding at December 31, 2021	2,121,666

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,857,136	$(261,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	62,003	41,813
Depreciation, depletion and amortization	812,398	697,698
Accretion of asset retirement obligations	21,630	21,540
Non-cash lease expense	42,687	48,503
PPP loan forgiveness	-	(68,574)
Amortization of debt issuance costs	9,394	9,394
Changes in operating assets and liabilities:
Increase in accounts receivable	(98,901)	(94,769)
Decrease in prepaid expenses	26,736	41,433
Increase (decrease) in accounts payable and accrued expenses	42,034	(8,009)
Settlement of asset retirement obligations	(2,741)	(7,398)
Decrease in operating lease liability	(43,790)	(47,625)
Net cash provided by operating activities	2,728,586	372,863

Cash flows from investing activities:
Additions to oil and gas properties	(1,213,618)	(1,024,104)
Additions to other property and equipment	-	(3,215)
Drilling refund	229,800	121,970
Investment in limited liability company at cost	(50,000)	(25,000)
Proceeds from sale of oil and gas properties and equipment	11,969	111,752
Net cash used in investing activities	(1,021,849)	(818,597)

Cash flows from financing activities:
Proceeds from exercise of stock options	295,640	78,795
Proceeds from long-term debt	275,000	680,000
Proceeds from PPP loan	-	68,574
Reduction of long-term debt	(1,455,000)	(375,000)
Net cash (used in) provided by financing activities	(884,360)	452,369

Net increase in cash and cash equivalents	822,377	6,635

Cash and cash equivalents at beginning of period	57,813	34,381

Cash and cash equivalents at end of period	$880,190	$41,016

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,834	$28,634

Non-cash investing and financing activities:
Asset retirement obligations	$12,499	$14,013
Operating lease – right of use asset and associated liabilities	$165,007	$9,360

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2021, and the results of its operations and cash flows for the interim periods ended December 31, 2021 and 2020. The consolidated financial statements as of December 31, 2021 and for the three and nine month periods ended December 31, 2021 and 2020 are unaudited. The consolidated balance sheet as of March 31, 2021 was derived from the audited balance sheet filed in the Company’s 2021 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Investments. The Company accounts for investments of less than 1% of any limited liability companies at cost. The Company has no control of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

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

As of December 31, 2021, the Company had no derivative contracts. During the nine months ended December 31, 2020, the Company entered into a series of crude oil put option contracts. All of these such contracts expired in July and August 2020.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2022:

Carrying amount of asset retirement obligations as of April 1, 2021	$728,797
Liabilities incurred	12,499
Liabilities settled	(10,469)
Accretion expense	21,630
Carrying amount of asset retirement obligations as of December 31, 2021	752,457
Less: Current portion	15,000
Non-Current asset retirement obligation	$737,457

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $25,570 and $13,865 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2021 and 2020 was $62,003 and $41,813, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2021 totals approximately $239,677 which is expected to be recognized over a weighted average of 2.57 years.

During the nine months ended December 31, 2021, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $8.51 per share with an estimated fair value of $187,550. During the nine months ended December 31, 2020, no stock options were granted. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2021 and 2020. All such amounts represent the weighted average amounts.

	NIne Months Ended
	December 31
	2021	2020
Grant-date fair value	$6.05	-
Volatility factor	65.38%	-
Dividend yield	-	-
Risk-free interest rate	0.92%	-
Expected term (in years)	6.25	-

The following table is a summary of activity of stock options for the nine months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2021	156,000	$5.28	5.53	$555,100
Granted	31,000	8.51
Exercised	(45,000)	6.57
Forfeited or Expired	-	-
Outstanding at December 31, 2021	142,000	$5.58	6.78	$539,850

Vested at December 31, 2021	70,250	$5.35	4.94	$282,775
Exercisable at December 31, 2021	70,250	$5.35	4.94	$282,775

During the nine months ended December 31, 2021, stock options covering 45,000 shares were exercised with a total intrinsic value of $241,226. The Company received proceeds of $295,640 from these exercises. During the nine months ended December 31, 2020, stock options covering 1,500 shares were exercised with a total intrinsic value of $135. The Company received proceeds of $9,435 from these exercises.

There were no stock options forfeited or expired during the nine months ended December 31, 2021. During the nine months ended December 31, 2020, 1,000 unvested stock options were forfeited due to the resignation of an employee and 34,200 vested stock options expired unexercised. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at December 31, 2021 expire between April 2023 and July 2031 and have exercise prices ranging from $3.34 to $8.51.

5. Long Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of the dates indicated:

	December 31, 2021	March 31, 2021
Credit facility	$-	$1,180,000
Unamortized debt issuance costs (1)	-	(25,051)
Total long-term debt	$-	$1,154,949

(1)	For the current period, since the Company has no long-term debt outstanding, unamortized debt issuance costs in the amount of $15,657 are included in Other noncurrent assets.

On December 28, 2018, the Company entered into a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”), which originally provided for a credit facility of $1,000,000 with a maturity date of December 28, 2021. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

On February 28, 2020, the Agreement was amended to increase the credit facility to $2,500,000, extend the maturity date to March 28, 2023 and increase the borrowing base to $1,500,000.

Under the Agreement, interest on the credit facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of December 31, 2021, there was $1,500,000 available for borrowing by the Company on the facility.

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

There was no balance outstanding on the line of credit as of December 31, 2021. The following table is a summary of activity on the WTNB line of credit for the nine months ended December 31, 2021:

Principal
Balance at April 1, 2021:	$1,180,000
Borrowings	275,000
Repayments	(1,455,000)
Balance at December 31, 2021:	$-

6. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for the corporate office located in Midland, Texas. This includes 1,112 square feet of office space shared with and reimbursed by the majority shareholder. The lease does not include an option to renew and is a 36-month lease that was to expire in May 2021. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021. In June 2021, the Company agreed to extend its current lease at a flat (unescalated) rate for 36 months. The amended lease now expires on July 31, 2024.

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

The balance sheets classification of lease assets and liabilities was as follows:

December 31, 2021
Assets
Operating lease right-of-use asset, beginning balance	$20,861
Current period amortization	(42,686)
Lease amendment	165,007
Total operating lease right-of-use asset	$143,182

Liabilities
Operating lease liability, current	$53,788
Operating lease liability, long term	89,394
Total lease liabilities	$143,182

Future minimum lease payments as of December 31, 2021 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2022	14,560
Fiscal Year Ended March 31, 2023	58,240
Fiscal Year Ended March 31, 2024	58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$150,453
Less: imputed interest	(7,271)
Operating lease liability	143,182
Less: operating lease liability, current	(53,788)
Operating lease liability, long term	$89,394

Net cash paid for our operating lease for the nine months ended December 31, 2021 and 2020 was $31,570 and $34,121, respectively. Rent expense, less sublease income of $14,662 and $14,315, respectively, is included in general and administrative expenses.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of December 31, 2021. Our deferred tax asset is $887,701 as of December 31, 2021 with a valuation amount of $887,701. We believe it is more likely than not that these deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future expected growth.

8. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2021 and 2020 was $12,276 and $9,122, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2021 and 2020 was $35,332 and $27,443, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending December 31, 2021 and 2020 were $3,893 and $4,045, respectively. Amounts paid by the principal stockholder directly to the lessor for the nine months ending December 31, 2021 and 2020 were $11,882 and $11,694, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and nine month periods ended December 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2021	2020	2021	2020
Net income (loss)	$753,302	$80,497	$1,857,136	$(261,143)

Shares outstanding:
Weighted avg. shares outstanding – basic	2,120,912	2,051,081	2,096,433	2,044,054
Effect of assumed exercise of dilutive stock options	55,328	3,207	50,284	-
Weighted avg. shares outstanding – dilutive	2,176,240	2,054,288	2,146,717	2,044,054

Income (loss) per common share:
Basic	$0.36	$0.04	$0.89	$(0.13)
Diluted	$0.35	$0.04	$0.87	$(0.13)

For the three and nine months ended December 31, 2021, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $8.51 at December 31, 2021.

For the three ended December 31, 2020, 139,800 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $6.12 at December 31, 2020.

Due to a net loss for the nine months ended December 31, 2020, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

10. Subsequent Events

In January 2022, the Company expended $25,000 to exercise its option to participate in the first of two optional cash calls increasing the capitalized investment of 10% of the interest in a limited liability company in which the Company has previously invested $250,000. The Company’s interest in this partnership is less than 1% of the partnership at cost basis. The purpose of the partnership is to purchase mineral interests located in the state of Ohio.

On February 1, 2022 the Company entered into a Purchase and Sale Agreement to acquire various overriding royalty interests in approximately 75 wells primarily operated by XTO Energy, Inc. and located in the Eagleford area of Atascosa and Karnes Counties, Texas for a purchase price of $567,000 with an effective date of January 1, 2022.

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

At December 31, 2021, we had working capital of $1,443,678 compared to working capital of $618,960 at March 31, 2021, an increase of $824,718 primarily due to the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Nine Months Ended December 31,
	2021	2020	% Difference
Net cash provided by operating activities	2,728,586	372,863	632%
Net cash used in investing activities	(1,021,849)	(818,597)	25%
Net cash (used in) provided by financing activities	(884,360)	452,369	(295)%

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the nine months ended December 31, 2021 was $2,728,586 in comparison to $372,863 for the nine months ended December 31, 2020. This increase of $2,355,723 in our cash flow operating activities consisted of an increase in our non-cash expenses of $197,738; an increase in our accounts receivable of $4,132; and, an increase in our net income for the current nine months of $2,118,279 compared to a net loss the same nine month period of the prior year. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of lease operating expenses and production expenses. Our expenses also consist of employee compensation, accounting, insurance and other general and administrative expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the nine months ended December 31, 2021, we had net cash of $1,021,849 used for additions to oil and gas properties compared to $818,597 for the nine months ended December 31, 2020.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $884,360 for the nine months ended December 31, 2021 compared to cash flow provided by our financing activities of $452,369 for the nine months ended December 31, 2020. During the nine months ended December 31, 2021 and 2020, we received advances of $275,000 and $680,000, respectively, from our credit facility. During the nine months ended December 31, 2021 and 2020, we made payments of $1,455,000 and $375,000, respectively, on the credit facility. For the nine months ended December 31, 2021 and 2020, we received proceeds of $295,640 and $78,795, respectively, from the exercise of employee and director stock options. For the nine months ended December 31, 2020, we received $68,574 under the paycheck protection program (PPP).

Accordingly, net cash increased $822,377, leaving cash and cash equivalents on hand of $880,190 as of December 31, 2021.

Oil and Natural Gas Property Development.

New Participations in Fiscal 2022. The Company currently plans to participate in the drilling and completion of 43 horizontal wells at an estimated aggregate cost of approximately $1,200,000 for the fiscal year ending March 31, 2022. All of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico and Reeves County, Texas.

In November 2021, Mexco expended approximately $92,000 to participate in the completion of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. These wells were subsequently completed in January 2022 with initial average production rates of 1,204 barrels of oil, 3,369 barrels of water and 3,141,000 cubic feet of gas per day, or, 1,728 barrels of oil equivalent per day. Mexco’s working interest in these wells is .37%.

Also in November 2021, Mexco expended approximately $59,000 to participate in the drilling of two horizontal wells in the 3rd Bone Spring formation and two horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .37%.

In October 2021, Mexco expended approximately $126,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

During the nine months ended December 31, 2021, Mexco expended approximately $180,000 to participate in the drilling and completion of four horizontal wells in the Lower Wolfcamp Shale of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .44%.

Also during the nine months ended December 31, 2021, Mexco expended $31,500 for its share to participate in the drilling and completion of two horizontal wells in the 3rd Bone Spring Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. These wells were completed in August 2021 with initial average production rates of 1,294 barrels of oil, 3,345 barrels of water and 3,124,000 cubic feet of gas per day, or, 1,815 barrels of oil equivalent per day. Mexco’s working interest in these wells is .1%.

In September 2021, Mexco expended approximately $43,000 to participate in the drilling of three horizontal wells in the 2nd Bone Spring formation and two horizontal wells in the 3rd Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is an average of approximately .22%. These wells have been drilled and are awaiting completion operations.

During the nine months ended December 31, 2021, Mexco expended approximately $140,400 to participate in the drilling and completion of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. These wells were subsequently completed in January 2022 with initial average production rates of 1,008 barrels of oil, 3,563 barrels of water and 2,980,000 cubic feet of gas per day, or, 1,505 barrels of oil equivalent per day. Mexco’s working interest in these wells is .37%.

In August 2021, Mexco expended approximately $52,000 to participate in the drilling of two horizontal wells in the Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Reeves County, Texas. Mexco working interest in these wells is approximately .6%. These wells have been drilled and are being completed as of December 2021.

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

Crude oil and natural gas generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $43.60 per bbl in January 2021 to a high of $80.63 per bbl in October 2021. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.43 per MMBtu in April 2021 to a high of $23.86 per MMBtu in February 2021.

On December 31, 2021 the WTI posted price for crude oil was $71.19 per bbl and the Henry Hub spot price for natural gas was $3.82 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2021:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$150,453	$58,240	$92,213	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38-month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,572 less than 1 year and $24,656 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2021 and 2020. For the quarter ended December 31, 2021, there was net income of $753,302 compared to $80,497 for the quarter ended December 31, 2020, a 836% increase as a result of an increase in operating revenues due to an increase in oil and gas production and prices partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,573,984 for the third quarter of fiscal 2022, a 127% increase from $692,243 for the same period of fiscal 2021. This resulted from an increase in oil and natural gas prices and an increase in oil and natural gas production volumes.

	2021	2020	% Difference
Oil:
Revenue	$1,073,078	$520,261	106.3%
Volume (bbls)	14,142	13,004	8.8%
Average Price (per bbl)	$75.88	$40.01	89.7%

Gas:
Revenue	$500,906	$171,982	191.3%
Volume (mcf)	91,534	82,688	10.7%
Average Price (per mcf)	$5.47	$2.08	163.0%

Production and exploration. Production costs were $291,068 for the third quarter of fiscal 2022, a 23% increase from $235,958 for the same period of fiscal 2021. This is primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $268,018 for the third quarter of fiscal 2022, a 13% increase from $237,459 for the same period of fiscal 2021, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $272,552 for the third quarter of fiscal 2022, a 41% increase from $193,288 for the same period of fiscal 2021. This was primarily due to an increase in employee compensation and shareholder services.

Interest expense. Interest expense was $3,132 for the third quarter of fiscal 2022, a 79% decrease from $14,604 for the same period of fiscal 2021, due to a decrease in borrowings.

Income taxes. There was no income tax expense for the quarter ended December 31, 2021 and the quarter ended December 31, 2020. The effective tax rate for the three months ended December 31, 2021 and December 31, 2020 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Nine Months Ended December 31, 2021 and 2020. For the nine months ended December 31, 2021, there was a net income of $1,857,136 compared to a net loss of $261,143 for the nine months ended December 31, 2020. This was a result of an increase in operating revenues due to an increase in oil and gas production and prices partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $4,370,720 for the nine months ended December 31, 2021, a 159% increase from $1,686,386 for the same period of fiscal 2021. This resulted from an increase in oil and natural gas prices and an increase in oil and natural gas production volumes.

	2021	2020	% Difference
Oil:
Revenue	$3,193,315	$1,307,588	144.2%
Volume (bbls)	45,857	37,681	21.7%
Average Price (per bbl)	$69.64	$34.70	100.7%

Gas:
Revenue	$1,177,405	$378,798	210.8%
Volume (mcf)	274,204	251,094	9.2%
Average Price (per mcf)	$4.29	$1.51	184.1%

Production and exploration. Production costs were $903,643 for the nine months ended December 31, 2021, a 45% increase from $624,741 for the nine months ended December 31, 2020. This increase is primarily the result of an increase in production taxes as a result of the increase in oil and gas revenues and an increase in lease operating expenses over last year due to numerous wells being shut-in during the month of May 2020 as well as cost cutting measures being implemented by the operators because of the depressed oil and gas prices during the pandemic.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $812,398 for the nine months ended December 31, 2021, an 16% increase from $697,698 for the nine months ended December 31, 2020, primarily due to an increase in oil and gas production and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $794,961 for the nine months ended December 31, 2021, a 25% increase from $634,526 for the nine months ended December 31, 2020. This was primarily due to an increase in bonuses and director’s fees which were significantly reduced last year due to the pandemic and an increase in accounting fees and employee stock option compensation expense.

Interest expense. Interest expense was $23,381 for the nine months ended December 31, 2021, a 40% decrease from $39,174 for the nine months ended December 31, 2020 due to a decrease in borrowings.

Income taxes. There was no income tax for the nine months ended December 31, 2021 and for the nine months ended December 31, 2020. The effective tax rate for the nine months ended December 31, 2021 and December 31, 2020 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2021, our largest credit risk associated with any single purchaser was $530,696 or 71% of our total oil and gas receivables. We have not experienced any significant credit losses.

Energy Price Risk. Our most significant market risk is the pricing applicable to our crude oil and natural gas production. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. Prices for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $43.60 per bbl in January 2021 to a high of $80.63 per bbl in October 2021. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $2.43 per MMBtu in April 2021 to a high of $23.86 per MMBtu in February 2021. On December 31, 2021, the WTI posted price for crude oil was $71.19 and the Henry Hub posted price for natural gas was $3.83. See Results of Operations above for the Company’s realized prices during the three and nine months. Subsequently, on January 25, 2022, the WTI posted price for crude oil was $81.58 and the Henry Hub posted price for natural gas was $4.24.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2022, pretax income or loss would have changed by $458,570. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2022, pretax income or loss would have changed by $274,204.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A.Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extenstion Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 8, 2022	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 8, 2022	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

