Form 10-K
period 2022-03-31
MEXCO ENERGY CORP
filed 2022-06-27
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31785

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 W. Wall, Suite 475
Midland, Texas 79701	(432) 682-1119
(Address of principal executive offices, Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	MXC	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2021 (the last business day of the Registrant’s most recently completed second quarter) was $11,373,519 based on Mexco Energy Corporation’s closing common stock price of $10.40 per share on that date as reported by the NYSE American.

There were 2,149,416 shares of the registrant’s common stock outstanding as of June 27, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders to be held on September 13, 2022, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2022, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2022 were approximately 1.616 million barrels of oil equivalent (“MMBOE”) of which 50% was oil and natural gas liquids and 50% was natural gas, and our estimated present value of proved reserves was approximately $31 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2023.

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

From 1983 to 2022, Mexco Energy Corporation made approximately 80 acquisitions of producing oil and gas properties including royalties, overriding royalties, minerals and working interests plus the following most significant and recent acquisitions:

1993-2010	Tabbs Bay Oil Company and Thompson Brothers Lumber Company, respectively dissolved in 1957 and 1947. Purchase covering thousands of acres located respectively in 19 counties of Texas, 3 parishes of Louisiana and one county in Arkansas and 8 counties of Texas, respectively consisting of various mineral, royalty and overriding royalty interests.

1997	Forman Energy Corporation, purchase price of $1,591,000 consisting primarily of working interests in approximately 634 wells located in 12 states.

2010	Southwest Texas Disposal Corporation, purchase price $478,000 consisting of royalty interests in over 300 wells located in 60 counties and parishes of 6 states.

2012	TBO Oil and Gas, LLC, purchase price of $1,150,000 consisting of working interests in approximately 280 wells located in 16 counties of 3 states.

2014	Royalty interests, purchase price of $200,000 covering 43 wells in 12 counties of 8 states, primarily in Texas.

Royalty interests, purchase price $580,000 covering 580 wells in 87 counties of 8 states. Approximately 90% of the net revenue from these royalties is produced by 157 wells located in the Barnett Shale of the Fort Worth Basin of Texas. Also included are interests in 423 wells in 8 states.

Non-Operated working interests, purchase price $525,000 for 12.5% (approximately 10% net revenue interest). The purchase included 8 wells producing oil on 20-acre spacing at approximately 3,600 foot depth on 190 acres in Pecos County, TX.

Royalty and mineral interests, purchase price $1,000,000 covering approximately 1,800 wells in 27 counties of Texas. Of these oil and gas reserves, approximately 80% is natural gas and 20% oil.

Non-Operated working interests, purchase price $840,000 in 70 Natural gas producing wells located in 5 counties of Oklahoma.

2019	In April 2019, the Company made a less than 1% investment commitment in a limited liability company amounting to $250,000 which has been completely funded. This amount is classified as an investment at cost on the Company’s consolidated balance sheets. The limited liability company was initially capitalized at approximately $50 million to purchase royalty interests consisting of minerals located in the state of Ohio. As of March 31, 2022 there are 356 gross wells (2.43 net wells to the limited liability company) of which the Company owns .38%, consisting of 346 Utica gas wells and 10 Marcellus oil wells either producing, drilling or in process. In January 2022, the Company expended $25,000 to exercise its option to participate in the first of two optional cash calls increasing the capitalized investment. Subsequently, in May 2022, the Company expended $25,000 for the second optional cash call for a total investment of $300,000.

2022	Overriding royalty interests, purchase price of $567,000 covering 53 producing wells and several additional potential locations for development in Atascosa and Karnes Counties, Texas.

Industry Environment and Outlook

The outbreak of the novel coronavirus (“COVID-19”) resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from Organization of Petroleum Exporting Countries (“OPEC”), Russia and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2022 and 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies. Global oil price levels will ultimately depend on various factors and consequences beyond the Company’s control, such as the effectiveness of responses to combat the virus and their impact on domestic and worldwide demand; the ability of OPEC, Russia and other oil producing nations to manage the global oil supply; the timing and supply impact of any Iranian sanction relief on Iran’s ability to export oil; additional actions by businesses and governments in response to the pandemic; the global supply chain constraints associated with manufacturing delays; and, political stability of oil consuming countries. Also, the Russian invasion of Ukraine has caused a number of boycotts of Russian crude oil and natural gas production.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2022 operating results and potential impact on fiscal 2023 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2022, oil constituted approximately 72% of our oil and gas revenues and approximately 50% of our total proved reserves volumes for fiscal 2022. Revenues from oil and gas royalty interests accounted for approximately 23% of our oil and gas revenues for fiscal 2022.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Reeves and Loving Counties, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 84% of our discounted future net cash flows from proved reserves and 86% of our gross revenues.

The Permian Basin is one of the oldest and most prolific producing basins in North America which has been a significant source of oil production since the 1920s. The Permian Basin is known to have a number of zones of oil and natural gas bearing rock throughout.

The Delaware Basin properties, encompassing 30,984 gross acres, 206 net acres, 555 gross producing wells and 3 net wells account for approximately 61% of our discounted future net cash flows from proved reserves as of March 31, 2022. For fiscal 2022, these properties accounted for 73% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 19% are attributable to proven undeveloped reserves which would be developed through new drilling.

The Midland Basin properties, encompassing 99,160 gross acres, 266 net acres, 992 gross producing wells and 2 net wells account for approximately 11% of our discounted future net cash flows from proved reserves as of March 31, 2022. For fiscal 2022, these properties accounted for 11% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 6% are attributable to proven undeveloped reserves which would be developed through new drilling.

Gomez Gas Field properties, encompassing 13,058 gross acres, 72 net acres, 27 gross wells and .13 net wells in Pecos County, Texas, account for approximately 11% of our discounted future net cash flows from proved reserves as of March 31, 2022. For fiscal 2022, these properties accounted for 2% of our net revenues. All of these properties, except for one, are royalty interests. Of these discounted future net cash flows from proved reserves, approximately 8% are attributable to proven undeveloped reserves which would be developed through new drilling in the horizontal Wolfcamp.

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

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2022	61,689	393,841
2021	50,327	324,205
2020	44,301	294,007
2019	35,359	295,133
2018	34,743	318,774

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

Major Customers

We made sales that amounted to 10% or more of oil and gas revenues as follows for the years ended March 31:

	2022	2021
Company A	68%	66%

Historically, the Company has not experienced significant credit losses on our oil and gas accounts and management is of the opinion that significant credit risk does not exist. Because a ready market exists for oil and gas production, we do not believe the loss of any individual purchaser would have a material adverse effect on our financial position or results of operations.

Environmental Regulation

The oil and gas industry is extensively regulated at the federal, state, and local levels. Regulations affecting elements of the energy sector are under constant review for amendment or expansion and frequently more stringent requirements are imposed. Various federal and state agencies, including the Texas Railroad Commission, the Bureau of Land Management (the “BLM”), an agency of the U.S Department of the Interior (“DOI”), the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Occupational Safety and Health Administration (“OSHA”), have legal and regulatory authority and oversight over the operations on the properties in which the Company owns an interest.

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

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2022. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2023.

Other Regulation

Other agencies with certain authority over the Company’s business include the Internal Revenue Service (the “IRS”), the SEC and NYSE. Ensuring compliance with the rules, regulations and orders promulgated by such entities requires extensive effort and incremental costs to comply, which affects the Company’s profitability. Because public policy changes are commonplace, and existing laws and regulations are frequently amended, the Company is unable to predict the future cost or impact of compliance. However, the Company does not expect that any of these laws and regulations will affect its operations materially differently than they would affect other companies with similar operations, size and financial strength.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2022.

Name	Age	Position
Nicholas C. Taylor	84	Chairman and Chief Executive Officer
Tamala L. McComic	53	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	77	Vice President

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

Donna Gail Yanko was appointed to the position of Vice President of the Company in 1990. She also served as Corporate Secretary from 1992 to 2021 and from 1986 to 1992 was Assistant Secretary. From 1986 to 2015, on a part-time basis, she assisted the Chairman of the Board of the Company in his personal business activities. Ms. Yanko also served as a director of the Company from 1990 to 2008.

Employees

As of March 31, 2022, we had two full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.

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

Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include the level of global demand for petroleum products; foreign supply and pricing of oil and gas; the ability of OPEC to set and maintain oil price and production controls; nature and extent of governmental regulation and taxation, including environmental regulations; level of domestic and international exploration, drilling and production activity; the cost of exploring for, producing and delivering oil and gas; speculative trading in crude oil and natural gas derivative contracts; availability, proximity and capacity of oil and gas pipelines and other transportation facilities; weather conditions; the price and availability of alternative fuels; technological advances affecting energy consumption; national and international pandemics like the COVID-19; and, overall political and economic conditions in oil producing countries.

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

The industry has experienced sharp declines in the demand for crude oil and natural gas worldwide, which has resulted in steep declines in pricing. The global economy and commodity prices are being severely negatively impacted, as economic activity and demand for energy have declined in response to the COVID-19 pandemic, as well as due to other geopolitical factors. The magnitude of the impact of the COVID-19 pandemic will depend on the duration and extent of the pandemic, including increases in COVID-19 case counts, any additional waves of the virus, new variants of the virus and the availability and ultimate efficacy of the vaccine on new variants of the virus. The pandemic could have a material adverse effect on the costs, operations, business and financial condition, and therefore, the results of operations.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

Changes in environmental laws could increase our operators’ costs and adversely impact our business, financial condition and cash flows.

President Biden has indicated that he is supportive of, and has issued executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and decarbonize electric generation and the transportation sector. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our or our operators’ business. However, such actions could significantly increase our operators’ costs or impair their ability to explore and develop other projects, which could adversely impact our business, financial condition and cash flows.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties including the cost of abandoned properties, dry holes, geophysical costs and annual lease rentals. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Depletion of evaluated oil and natural gas properties is computed in the units of production method, whereby capitalized costs are amortized over total proved reserves. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” We use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date in estimating discounted future net reserves. Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. We incurred impairment charges during fiscal 2016 and may incur additional impairment charges in the future, particularly if commodity prices decline, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. There were no ceiling test impairments on our oil and gas properties during fiscal 2022 and 2021.

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

Approximately 37% and 32% of our total estimated net proved reserves at March 31, 2022 and 2021, respectively, were undeveloped, and those reserves may not ultimately be developed.

Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Delays in the development of our reserves, increases in costs to develop such reserves, or decreases in commodity prices will reduce the future net revenues or our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, if we or the outside operators of our properties choose not to spend the capital to develop these reserves, or if we are not able to successfully develop these reserves, we will be required to write-off these reserves. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our common stock.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2022, differentials averaged $2.80 per Bbl of oil and $0.51 per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

We must make capital expenditures to develop our existing reserves and to acquire new reserves. Historically, we have used our cash flow from operations and borrowings under our credit facility to fund our capital expenditures, however, lower oil and gas prices may prevent these options. Volatility in oil and gas prices, the timing of our drilling programs and drilling results will affect our cash flow from operations. Lower prices and/or lower production will also decrease revenues and cash flow, thus reducing the amount of financial resources available to meet our capital requirements, including reducing the amount available to pursue our drilling opportunities.

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

Acquiring reserves in the oil and gas industry is highly competitive.

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

We are dependent on electrical power, internet and telecommunication infrastructure and information and computer systems. If any of these systems are compromised or unavailable, our business could be adversely affected.

We are dependent on electric power, internet and telecommunication infrastructure and our information systems and computer based programs. If any of such infrastructure, systems or programs were to fail or become unavailable or compromised, or create erroneous information in our hardware or software network infrastructure, our ability to safely and effectively conduct our business will be limited and any such consequence could have a material adverse effect on our business.

Our reliance on information technology, including those hosted by third parties, exposes us to cyber security risks that could affect our business, financial condition or reputation.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, and processing activities, including digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate energy assets might be specific targets of cyber security threats. Our and our operators’ technologies, systems, networks, and those of vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business activities. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

The loss of our chief executive officer or president could adversely impact our ability to execute our business strategy.

We depend, and will continue to depend in the foreseeable future, upon the continued services of our Chief Executive Officer, Nicholas C. Taylor and our President and Chief Financial Officer, Tamala L. McComic, who have extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and developing and executing acquisitions and financing. As of March 31, 2022, we do not have key-man insurance on the lives of Mr. Taylor and Ms. McComic. The unexpected loss of the services of one or more of these individuals could, therefore, significantly and adversely affect our operations.

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

As of March 31, 2022, our executive officers and directors beneficially owned approximately 47% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2022, we had interests in approximately 6,300 gross (18.5 net) producing oil and gas wells and owned leasehold mineral, royalty and other interests in approximately 539,000 gross (2,970 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2022 were $74.52 per bbl of oil compared to $37.42 in 2021, an increase of 99%, and $4.60 per mcf of natural gas compared to $2.29 in 2021, an increase of 101%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2022. The benchmark price of $71.72 per bbl of oil at March 31, 2022 versus $36.49 at March 31, 2021, was adjusted by lease for gravity, transportation fees and regional price differentials and did not give effect to derivative transactions. The benchmark price of $4.09 per mcf of natural gas at March 31, 2022 versus $2.16 at March 31, 2021, was adjusted by lease for BTU content, transportation fees and regional price differentials.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2022 and 2021 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

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

PROVED RESERVES

	March 31,
	2022	2021
Oil (Bbls):
Proved developed – Producing	391,060	344,610
Proved developed – Non-producing	37,620	68,440
Proved undeveloped	380,550	325,020
Total	809,230	738,070

Natural gas (Mcf):
Proved developed – Producing	3,454,310	3,172,130
Proved developed – Non-producing	129,160	467,200
Proved undeveloped	1,258,220	956,050
Total	4,841,690	4,595,380

Total net proved reserves (BOE) (1)	1,616,180	1,503,970

PV-10 Value (2)	$30,777,000	$13,758,300
Present value of future income tax discounted at 10%	(4,857,000)	(995,300)
Standardized measure of discounted future net cash flows (3)	$25,920,000	$12,763,000

Prices used in Calculating Reserves: (4)
Natural gas (per Mcf)	$4.60	$2.29
Oil (per Bbl)	$74.52	$37.42

(1)	These reserve estimates do not include the Company’s interest in the LLC referred to in Item 1. Business – Company Profile on page 4 hereto.
(2)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
(3)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month first day of the month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.
(4)	These prices reflect adjustment by lease for quality, transportation fees and regional price differentials and did not give effect to derivative transactions.

During fiscal 2022, we added proved reserves of 307 thousand BOE (“MBOE”) through extensions and discoveries, added 21 MBOE through acquisitions, subtracted 2 MBOE through sales of oil and gas properties and downward revisions of previous estimates of 86 MBOE. Such downward revisions are primarily the result of reserves written off due to the five-year limitation and the change in the timing of new development. They are primarily working interests on a lease in Reagan County, Texas which are held by production and still in place to be developed in the future and royalty interests on a lease held by production in Upton County, Texas.

During the fiscal year ending March 31, 2022, we had a working or royalty interest in the development of 42 wells converting reserves of approximately 88,000 BOE from proved undeveloped to proved developed – producing with capital cost of approximately $771,000.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2022, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2022		2021
	Gross	Net	Gross	Net
Exploratory Wells
Beginning wells in progress	-	-	-	-
Wells spud	-	-	-	-
Successful wells	-	-	-	-
Ending wells in progress	-	-	-	-
Development Wells
Beginning wells in progress	12	.06	22	.08
Wells spud	44	.13	25	.15
Successful wells	(45)	(.15)	(35)	(.17)
Ending wells in progress	11	.04	12	.06

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

In addition to the working interests mentioned above, other operators drilled 66 gross wells (.04 net wells) on company-owned minerals and royalties at no expense to the Company. We expect the production of our mineral interests will increase as operators continue to drill, complete and develop our acreage. We expect to capitalize on this development, which requires no capital expenditure funding from us, and believe the anticipated aggregate royalty receipts will enable us to grow our cash flows. A number of the horizontal wells in which the Company participates involve longer lateral which are more efficient and have greater estimated ultimate recovery.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2022, we held an interest in approximately 6,300 gross (18.5 net) productive wells, including approximately 5,200 wells in which we held an overriding or royalty interest and 1,100 wells in which we held a working interest.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2022:

	Acreage
	Gross	Net
Texas	343,300	1,629
Oklahoma	73,300	1,033
Louisiana	34,600	25
New Mexico	31,600	196
North Dakota	22,600	29
Ohio	11,800	1
Kansas	8,500	40
Montana	5,000	1
Wyoming	3,800	5
Arkansas	1,600	5
Colorado	1,100	1
Alabama	1,000	2
Mississippi	700	2
Virginia	100	1
Total	539,000	2,970

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Years Ended March 31,
	2022	2021
Oil (a):
Production (Bbls)	61,689	50,327
Revenue	$4,685,094	$2,028,792
Average Bbls per day (d)	169	137
Average sales price per Bbl	$75.95	$40.31
Gas (b):
Production (Mcf)	393,841	324,205
Revenue	$1,840,170	$744,987
Average Mcf per day (d)	1,079	888
Average sales price per Mcf	$4.67	$2.30
Total BOE (c)	127,329	104,361
Production costs:
Production expenses:	$778,308	$643,541
Production expenses per BOE	$6.11	$6.17
Production expenses per sales dollar	$0.12	$0.23
Production and ad valorem taxes:	$502,804	$228,422
Production and ad valorem taxes per BOE	$3.95	$2.19
Production and ad valorem taxes per sales dollar	$0.08	$0.08
Total oil and gas revenue	$6,525,264	$2,773,779

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365 day year.

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

		High	Low
2022:	April - June 2021	$10.60	$6.88
	July - September 2021	11.80	7.80
	October - December 2021	18.00	8.35
	January - March 2022	43.00	9.00

2021:	April - June 2020	$5.24	$2.00
	July - September 2020	14.63	2.92
	October - December 2020	8.79	4.60
	January - March 2021	14.25	5.50

On March 31, 2022, the closing sales price of our common stock on the NYSE American was $16.20 per share.

Stockholders

As of March 31, 2022, we had 2,216,416 shares issued and 850 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name. Of these issued shares, 67,000 are held in the treasury.

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

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2022, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	45,250	$5.27	-
2019 Plan	200,000	69,000	5.66	128,000
Total	400,000	114,250	$5.51	128,000

Issuer Repurchases

In September 2021, the Board of Directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

There were no shares of our common stock repurchased for the treasury account during the fiscal years ended March 31, 2022 and 2021.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Years Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$3,744,407	$710,047	$3,034,360
Net cash used in investing activities	$(1,710,024)	$(1,387,624)	$322,400
Net cash (used in) provided by financing activities	$(721,430)	$701,009	$(1,422,439)

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the year ended March 31, 2022 was $3,744,407 in comparison to $710,047 for the year ended March 31, 2021. This increase of $3,034,360 in our cash flow operating activities consisted of an increase in our non-cash expenses of $471,554; an increase in our accounts receivable of $291,262; an increase of $91,917 in our accounts payable and accrued expenses; and, an increase in our net income of $2,699,134. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the year ended March 31, 2022, we had net cash of $1,635,024 used for additions to oil and gas properties and a $75,000 investment in a limited liability company compared to $1,337,624 and $50,000, respectively, for the year ended March 31, 2021.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $721,430 for the year ended March 31, 2022 compared to net cash flow provided by our financing activities of $701,009 for the year ended March 31, 2021. During the years ended March 31, 2022 and 2021, we received advances of $275,000 and $935,000, respectively, from our credit facility. For the year ended March 31, 2022 and March 31, 2021, we made payments of $1,455,000 and $550,000, respectively, on the credit facility. For the year ended March 31, 2022 and March 31, 2021, we received proceeds of $458,570 and $247,435, respectively for the exercise of employee and director stock options. And for the year ended March 31, 2021, we received $68,574 under the paycheck protection program (PPP).

Accordingly, net cash increased $1,312,953, leaving cash and cash equivalents on hand of $1,370,766 as of March 31, 2022.

We had working capital of $2,469,776 as of March 31, 2022 compared to working capital of $618,960 as of March 31, 2021, an increase of $1,850,816 for the reasons set forth below.

Oil and Natural Gas Property Development

New Participations in Fiscal 2022. The Company participated in the drilling and completion of 40 horizontal wells at a cost of approximately $1,275,000, of which $950,000 was expended during the fiscal year ending March 31, 2022. Eleven of these wells have not been completed. All these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico and Reeves County, Texas.

In addition to the above working interests, there were 66 gross wells (.04 net wells) drilled by other operators on Mexco’s royalty interests and 53 gross wells (.15 net wells) obtained through acquisitions.

Mexco expended approximately $92,000 to participate in the completion of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. These wells were completed in January 2022 with initial average production rates of 1,204 barrels of oil, 3,369 barrels of water and 3,141,000 cubic feet of gas per day, or, 1,728 barrels of oil equivalent per day. Mexco’s working interest in these wells is .37%.

Mexco expended approximately $59,000 to participate in the drilling of two horizontal wells in the 3rd Bone Spring formation and two horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .37%. Subsequently, in April 2022, Mexco expended approximately $101,000 to complete these wells and in May 2022 the wells began flowing with initial average production rates of 1,384 barrels of oil, 3,530 barrels of water and 2,172,000 cubic feet of gas per day, or, 1,804 barrels of oil equivalent per day.

Mexco expended approximately $126,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is ..52%.

Mexco expended approximately $180,000 to participate in the drilling and completion of four horizontal wells in the Lower Wolfcamp Shale of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .44%. These wells were completed in January 2022 with initial average production rates of 764 barrels of oil, 2,817 barrels of water and 2,917,000 cubic feet of gas per day, or, 1,250 barrels of oil equivalent per day.

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

Mexco expended approximately $107,000 to participate in the drilling of three horizontal wells in the 2nd Bone Spring formation and two horizontal wells in the 3rd Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is an average of approximately .22%. Subsequently, these wells were completed in May 2022 with initial average production rates of 1,482 barrels of oil, 2,674 barrels of water and 1,722,000 cubic feet of gas per day, or, 1,769 barrels of oil equivalent per day.

Mexco expended approximately $140,400 to participate in the drilling and completion of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. These wells were completed in January 2022 with initial average production rates of 1,008 barrels of oil, 3,563 barrels of water and 2,980,000 cubic feet of gas per day, or, 1,505 barrels of oil equivalent per day. Mexco’s working interest in these wells is .37%.

Mexco participated in the drilling and completion of two horizontal wells in the Wolfcamp formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico with aggregate costs of approximately $88,000. These wells were completed at the end of June 2021 with initial average production rates of 1,184 barrels of oil, 4,380 barrels of water and 1,818,000 cubic feet of gas per day, or 1,444 barrels of oil equivalent per day. Mexco’s working interest in these wells is .6%.

Mexco participated in the drilling of two horizontal wells in the Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Reeves County, Texas at an aggregate cost of approximately $131,000. Mexco working interest in these wells is approximately .8%. These wells have been completed and began producing in January 2022.

The Company also participated in the drilling and completion of four vertical wells in Winkler County, Texas at an aggregate cost of $15,800. Mexco’s working interest in these wells is .41%. These wells, operated by Blackbeard Operating, LLC are currently producing.

Completion of Wells Drilled in Fiscal 2021. The Company expended approximately $165,000 for the additional completion costs of 12 horizontal wells located in Eddy and Lea Counties, New Mexico that the Company participated in drilling during fiscal 2021. As of June 2021, all of these wells were completed and are currently producing.

Subsequent Participations. In April 2022, Mexco expended approximately $140,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

In April 2022, Mexco expended approximately $427,000 to participate in the drilling of three horizontal wells in the Wolfcamp Sand formation of the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas. Mexco’s working interest in these wells is 2.9%.

In May 2022, Mexco expended approximately $97,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

In May 2022, Mexco expended approximately $230,000 to participate in the drilling of a horizontal well in the Wolfcamp Sand formation of the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas. Mexco’s working interest in this well is 4.8%.

In June 2022, Mexco expended approximately $300,000 to participate in the drilling and completion of four horizontal wells in the Bone Spring formation of the Delaware Basin located in the western portion of the Permian Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is 2.1%.

Acquisitions. The Company purchased various overriding royalty interests in 53 producing wells primarily operated by XTO Energy, Inc. and located in the Eagleford area of Atascosa and Karnes Counties, Texas for a purchase price of $567,000 with an effective date of January 1, 2022.

Subsequently, on May 4, 2022 the Company acquired various royalty (mineral) interests in 22 wells and several additional potential locations for development operated by Chesapeake Energy Corporation and located in the Eagleford area of Dimmit County, Texas for a purchase price of $939,000 which was effective April 1, 2022.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Markets. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $54.63 per bbl in April 2021 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.43 per MMBtu in April 2021 to a high of $6.70 per MMBtu in February 2022.

On March 31, 2022 the WTI posted price for crude oil was $96.26 per bbl and the Henry Hub spot price for natural gas was $5.46 per MMBtu. See Results of Operations below for realized prices.

Results of Operations

Fiscal 2022 Compared to Fiscal 2021

We had net income of $2,855,066 for the year ended March 31, 2022 compared to $155,932 for the year ended March 31, 2021, a 1731% increase as a result of an increase in operating revenues due to an increase in oil and natural gas prices and production partially offset by an increase in operating expenses that is further explained below.

Oil and natural gas sales. Revenue from oil and natural gas sales was $6,525,264 for the year ended March 31, 2022, a 135% increase from $2,773,779 for the year ended March 31, 2021. This resulted from an increase in oil and natural gas production volumes and an increase in oil and natural gas prices. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2022	2021	% Difference
Oil:
Revenue	$4,685,094	$2,028,792	130.9%
Volume (bbls)	61,689	50,327	22.6%
Average Price (per bbl)	$75.95	$40.31	88.4%

Gas:
Revenue	$1,840,170	$744,987	147.0%
Volume (mcf)	393,841	324,205	21.5%
Average Price (per mcf)	$4.67	$2.30	103.0%

Production and exploration. Production costs were $1,281,112 in fiscal 2022, a 47% increase from $871,963 in fiscal 2021. This was primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $1,345,435 in fiscal 2022, a 48% increase from $906,361 in fiscal 2021. This was primarily due to an increase in oil and gas production and an increase in the full cost pool amortization base partially offset by an increase in the oil and gas reserves.

General and administrative expenses. General and administrative expenses were $1,051,435 for the year ended March 31, 2022, a 26% increase from $833,431 for the year ended March 31, 2021. This was primarily due to an increase in salaries, employee stock option compensation, director fees, accounting fees and bank charges.

Interest expense. Interest expense was $26,512 in fiscal 2022, a 50% decrease from $53,232 in fiscal 2021, due to a decrease in borrowings.

Income taxes. There was no federal income tax for fiscal 2022 or fiscal 2021. The effective tax rate for fiscal 2022 and fiscal 2021 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2022:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$135,893	$58,240	$77,653	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38-month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,572 less than 1 year and $20,763 1-3 years for his portion of the shared office space.

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

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2022, our largest credit risk associated with any single purchaser was $784,443 or 60% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing and consuming countries.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $54.63 per bbl in April 2021 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.43 per MMBtu in April 2021 to a high of $6.70 per MMBtu in February 2022. On March 31, 2022 the WTI posted price for crude oil was $96.26 per bbl and the Henry Hub spot price for natural gas was $5.46 per MMBtu. See Results of Operations above for the Company’s realized prices during the fiscal year. Subsequently, on June 14, 2022, the WTI posted price for crude oil was $114.91 and the Henry Hub posted price for natural gas was $7.68.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for fiscal 2022, our pretax income or loss would have changed by $616,890. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2022, pretax income or loss would have changed by $393,841.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F1 through F23 hereof and are incorporated herein by reference.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2022.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 13, 2022 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2022, which is incorporated herein by reference.

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

Exhibits. For a list of the exhibits required by this Item and accompanying this Form 10-K see the “Index to Exhibits” set forth on page F24 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	Chairman of the Board and Chief Executive Officer		President and Chief Financial Officer

Dated: June 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 27, 2022, by the following persons on behalf of the Registrant and in the capacity indicated.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mexco Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the Company) as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of proved reserves impacting the recognition and valuation of depletion expense and impairment of oil and gas properties.

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

●	We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.

●	To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

-	Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year;

-	Evaluated the models used to estimate the operating costs at year-end compared to historical operating costs;

-	Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells with similar locations;

-	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests, historical pricing differentials, and operating costs to underlying support from the Company’s accounting records;

-	Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s or the operator’s intent to develop the proved undeveloped properties;

-	Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2017.

PCAOB ID #410
Midland, Texas
June 27, 2022

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,370,766	$57,813
Accounts receivable:
Oil and natural gas sales	1,310,137	621,384
Trade	-	30,402
Prepaid costs and expenses	52,636	47,895
Total current assets	2,733,539	757,494
Property and equipment, at cost
Oil and gas properties, using the full cost method	40,373,741	38,664,347
Other	120,208	120,208
Accumulated depreciation, depletion and amortization	(30,361,047)	(29,015,612)
Property and equipment, net	10,132,902	9,768,943
Investment in limited liability company at cost	275,000	200,000
Operating lease, right-of-use asset	129,923	20,861
Other noncurrent assets	13,156	83,389
Total assets	$13,284,520	$10,830,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$209,469	$116,569
Operating lease liability, current	54,294	21,965
Total current liabilities	263,763	138,534
Long-term liabilities
Long-term debt	-	1,154,949
Operating lease liability, long-term	75,629	-
Asset retirement obligations	720,512	713,797
Total long-term liabilities	796,141	1,868,746
Total liabilities	1,059,904	2,007,280

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,216,416 and 2,143,666 shares issued; and, 2,149,416 and 2,076,666 shares outstanding as of March 31, 2022 and 2021	1,108,208	1,071,833
Additional paid-in capital	8,133,982	7,624,214
Retained earnings	3,328,427	473,361
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	12,224,616	8,823,407
Total liabilities and stockholders’ equity	$13,284,520	$10,830,687

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2022	2021
Operating revenues:
Oil sales	$4,685,094	$2,028,792
Natural gas sales	1,840,170	744,987
Other	62,516	25,225
Total operating revenues	6,587,780	2,799,004

Operating expenses:
Production	1,281,112	871,963
Accretion of asset retirement obligation	28,560	28,548
Depreciation, depletion and amortization	1,345,435	906,361
General and administrative	1,051,435	833,431
Total operating expenses	3,706,542	2,640,303

Operating income	2,881,238	158,701

Other income (expenses):
Interest income	340	706
Interest expense	(26,512)	(53,232)
PPP loan forgiveness	-	68,957
Loss on derivative instruments	-	(19,200)
Net other expense	(26,172)	(2,769)

Income before provision for income taxes	2,855,066	155,932

Income tax	-	-

Net income	$2,855,066	$155,932

Income per common share:
Basic:	$1.36	$0.08
Diluted:	$1.32	$0.08

Weighted average common shares outstanding:
Basic:	2,104,896	2,050,678
Diluted:	2,158,091	2,062,070

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2022 and 2021

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2020	$1,053,583	$7,339,351	$317,429	$(346,001)	$8,364,362
Net income	-	-	155,932	-	155,932
Issuance of stock through options exercised	18,250	229,185	-	-	247,435
Stock based compensation	-	55,678	-	-	55,678
Balance at March 31, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	2,855,066	-	2,855,066
Issuance of stock through options exercised	36,375	422,195	-	-	458,570
Stock based compensation	-	87,573	-	-	87,573
Balance at March 31, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616

SHARE ACTIVITY
	2022	2021
Common stock shares, issued:
At beginning of year	2,143,666	2,107,166
Issued	72,750	36,500
At end of year	2,216,416	2,143,666

Common stock shares, held in treasury:
At beginning of year	(67,000)	(67,000)
Acquisitions	-	-
At end of year	(67,000)	(67,000)

Common stock shares, outstanding
At end of year	2,149,416	2,076,666

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2022	2021
Cash flows from operating activities:
Net income	$2,855,066	$155,932
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	87,573	55,678
Depreciation, depletion and amortization	1,345,435	906,361
Accretion of asset retirement obligations	28,560	28,548
PPP loan forgiveness	-	(68,574)
Amortization of debt issuance costs	12,526	12,526
Changes in operating assets and liabilities:
Increase in accounts receivable	(658,351)	(367,089)
(Increase) decrease in right-of-use asset	(109,062)	55,269
(Increase) decrease in prepaid expenses	(4,740)	2,292
Increase in accounts payable and accrued expenses	95,140	3,223
Increase (decrease) in operating lease liability	107,959	(54,739)
Settlement of asset retirement obligations	(15,699)	(19,380)
Net cash provided by operating activities	3,744,407	710,047

Cash flows from investing activities:
Additions to oil and gas properties	(1,888,695)	(1,592,023)
Additions to other property and equipment	-	(3,215)
Drilling refund	241,702	136,236
Investment in limited liability company at cost	(75,000)	(50,000)
Proceeds from sale of oil and gas properties and equipment	11,969	121,378
Net cash used in investing activities	(1,710,024)	(1,387,624)

Cash flows from financing activities:
Proceeds from exercise of stock options	458,570	247,435
Proceeds from long-term debt	275,000	935,000
Proceeds from PPP loan	-	68,574
Reduction of long-term debt	(1,455,000)	(550,000)
Net cash (used in) provided by financing activities	(721,430)	701,009

Net increase in cash and cash equivalents	1,312,953	23,432

Cash and cash equivalents at beginning of period	57,813	34,381

Cash and cash equivalents at end of period	$1,370,766	$57,813

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,834	$39,269
Accrued capital expenditures included in accounts payable	$2,280	$4,523

Non-cash investing and financing activities:
Asset retirement obligations	$14,333	$17,587
Operating lease – right of use asset and associated liabilities	$165,007	$9,360

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2022 and 2021

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the acquisition, exploration, development and production of crude oil, natural gas, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. All of the Company’s oil and gas interests are operated by others.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

Estimates and Assumptions. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and affect the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are used in determining proved oil and gas reserves. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. The estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2022, the Company had on deposit all of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ended March 31, 2022 and 2021, no allowance has been made for doubtful accounts.

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

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool). Impairments transferred to the DD&A pool increase the DD&A rate. No costs were excluded for the years ended March 31, 2022 and 2021.

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

To ensure these derivative instruments are recorded at fair value, valuation adjustments may be required to reflect the creditworthiness of either party as well as market constraints on liquidity. There was no adjustment as of March 31, 2022.

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

The Company’s crude oil derivative positions consisted of put options. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in net realized and unrealized gain (loss) on commodity price hedging contracts on the consolidated statements of operations. All derivative contracts are recorded at fair market value and included in the consolidated balance sheets as assets or liabilities. As of March 31, 2022 and 2021, the Company had no derivative contracts.

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

Loss Recognized
Realized loss on oil price hedging contracts	$(19,200)
Unrealized gain (loss) on oil price hedging contracts	-
Net realized and unrealized loss on derivative contracts	$(19,200)

5. Long-Term Debt

Long-term debt on the Consolidated Balance Sheets consisted of the following as of March 31:

	2022	2021
Credit facility	$-	$1,180,000
Unamortized debt issuance costs(1)	-	(25,051)
Total long-term debt	$-	$1,154,949

(1)	For the current period, since the Company has no long-term debt outstanding, unamortized debt issuance costs in the amount of $12,526 are included in Other noncurrent assets.

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of March 31, 2022, there was $1,500,000 available for borrowing by the Company on the facility.

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

There was no balance outstanding on the credit facility as of March 31, 2022. The following table is a summary of activity on the WTNB credit facility for the years ended March 31, 2022 and 2021:

Principal
Balance at April 1, 2020:	$795,000
Borrowings	935,000
Repayments	550,000
Balance at March 31, 2021:	$1,180,000
Borrowings	275,000
Repayments	1,455,000
Balance at March 31, 2022:	$-

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2022	2021
Carrying amount of asset retirement obligations, beginning of year	$728,797	$762,761
Liabilities incurred	14,333	17,587
Liabilities settled	(36,178)	(80,099)
Accretion expense	28,560	28,548
Revisions	-	-
Carrying amount of asset retirement obligations, end of year	735,512	728,797
Less: Current portion	15,000	15,000
Non-Current asset retirement obligation	$720,512	$713,797

7. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the earliest year open to examination by U.S. federal and state income tax jurisdictions is 2017.

GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2022	2021
Deferred tax assets:
Percentage depletion carryforwards	$1,117,622	$1,132,352
Deferred stock-based compensation	30,094	37,977
Asset retirement obligation	154,458	153,048
Net operating loss	1,132,918	1,411,017
Other	10,263	9,840
	2,445,355	2,744,234
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	1,691,865	1,485,833
Deferred tax asset, net	$753,490	$1,258,401
Valuation allowance	(753,490)	(1,258,401)
Net deferred tax	$-	$-

As of March 31, 2022, the Company has a statutory depletion carryforward of approximately $5,300,000, which does not expire. At March 31, 2022, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $5,400,000, which will begin expiring in 2033. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2022	2021
Tax expense at federal statutory rate (1)	$599,564	$32,746
Statutory depletion carryforward	14,730	35,242
Change in valuation allowance	(504,911)	(48,570)
U. S. tax reform, corporate rate reduction	-	-
Permanent differences	(97,349)	(19,418)
Other	(12,034)	-
Total income tax	$-	$-
Effective income tax rate	-	-

(1)	The federal statutory rate was 21% for fiscal years ending March 31, 2022 and 2021.

For the years ended March 31, 2022 and 2021, the Company did not have any uncertain tax positions.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties for the year ending March 31, 2016, we are in a net deferred tax asset position for years ending March 31, 2022 and 2021. Our deferred tax asset is $753,490 as of March 31, 2022 with a valuation amount of $753,490. We believe it is more likely than not that these deferred tax assets will not be realized. Management considers the likelihood that the Company’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company deferred tax asset as required by applicable accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Company’s assessment resulted in application of a valuation allowance against the deferred tax asset as of March 31, 2022.

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

In fiscal 2022, one purchaser accounted for 67% of the total operating revenues and 60% of the total oil and natural gas accounts receivable. In fiscal 2021, one purchaser accounted for 66% of the total operating revenues and 71% of the total oil and natural gas accounts receivable.

9. Oil and Natural Gas Costs

The costs related to the Company’s oil and natural gas activities were incurred as follows for the years ended March 31:

	2022	2021
Property acquisition costs:
Proved	$560,893	$-
Unproved	-	-
Exploration	-	-
Development	1,325,560	1,581,109
Capitalized asset retirement obligations	14,333	17,587
Total costs incurred for oil and gas properties	$1,900,786	$1,598,696

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2022	2021
Proved oil and gas properties	$40,373,741	$38,664,347
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	40,373,741	38,664,347
Less accumulated DD&A	30,248,651	28,906,419
	$10,125,090	$9,757,928

DD&A amounted to $10.57 and $8.68 per BOE of production for the years ended March 31, 2022 and 2021, respectively.

10. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2022	2021
Net income	$2,855,066	$155,932

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,104,896	2,050,678
Effect of the assumed exercise of dilutive stock options	53,195	11,392
Weighted avg. common shares outstanding – dilutive	2,158,091	2,062,070

Income per common share:
Basic	$1.36	$0.08
Diluted	$1.32	$0.08

For the year ended March 31, 2022, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $8.51 at March 31, 2022. For the year ended March 31, 2021, no anti-dilutive shares relating to stock options were excluded from the computation of diluted net income.

11. Stockholders’ Equity

In September 2021, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. There were no shares of common stock repurchased for the treasury account during fiscal 2022 and 2021.

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

During the year ended March 31, 2022, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options. During the year ended March 31, 2021, there were no stock options granted. The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2022 and 2021.

The Company recognized compensation expense of $87,573 and $55,678 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2022 and 2021, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2022 totals $214,107, which is expected to be recognized over a weighted average of 2.39 years.

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

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2022 and 2021. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2022	2021
Grant-date fair value	$6.05	-
Volatility factor	65.38%	-
Dividend yield	-	-
Risk-free interest rate	.92%	-
Expected term (in years)	6.25	-

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2022, there were no stock options forfeited or expired. During the year ended March 31, 2021, 1,000 unvested stock options were forfeited due to the resignation of an employee and 34,200 vested stock options expired unexercised.

The following table is a summary of activity of stock options for the years ended March 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2020	227,700	$5.65	4.83	$-
Granted	-	-
Exercised	(36,500)	6.78
Forfeited or Expired	(35,200)	6.14
Outstanding at March 31, 2021	156,000	$5.28	5.53	$555,100
Granted	31,000	8.51
Exercised	(72,750)	6.30
Forfeited or Expired	-	-
Outstanding at March 31, 2022	114,250	$5.51	7.40	$1,221,670

Vested at March 31, 2022	52,750	$4.68	6.24	$607,800
Exercisable at March 31, 2022	52,750	$4.68	6.24	$607,800

During the year ended March 31, 2022, stock options covering 72,750 shares were exercised with a total intrinsic value of $588,889. The Company received proceeds of $458,570 from these exercises. During the year ended March 31, 2021, stock options covering 36,500 shares were exercised with a total intrinsic value of $72,981. The Company received proceeds of $247,435 from these exercises.

Other information pertaining to option activity was as follows during the year ended March 31:

	2022	2021
Weighted average grant-date fair value of stock options granted (per share)	$6.05	$-
Total fair value of options vested	$55,460	$55,460
Total intrinsic value of options exercised	$588,889	$72,981

The following table summarizes information about options outstanding at March 31, 2022:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$3.34 – 4.83	38,000	$3.34
4.84 – 5.97	36,250	4.84
5.98 – 7.00	9,000	7.00
7.01 – 8.51	31,000	8.51
$3.34 – 8.51	114,250	$5.51	7.40	$1,221,670

Outstanding options at March 31, 2022 expire between August 1, 2024 and July 2031 and have exercise prices ranging from $3.34 to $8.51.

13. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2022 and 2021 were $46,595 and $39,067, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the year ending March 31, 2022 and 2021 were $15,775 and $16,549, respectively.

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

The balance sheets classification of lease assets and liabilities was as follows:

March 31, 2022
Assets
Operating lease right-of-use asset, beginning balance	$20,861
Current period amortization	(55,944)
Lease amendment	165,006
Total operating lease right-of-use asset	$129,923

Liabilities
Operating lease liability, current	$54,294
Operating lease liability, long term	75,629
Total lease liabilities	$129,923

Future minimum lease payments as of March 31, 2022 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2023	$58,240
Fiscal Year Ended March 31, 2024	58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$135,893
Less: imputed interest	(5,970)
Operating lease liability	129,923
Less: operating lease liability, current	(54,294)
Operating lease liability, long term	$75,629

Net cash paid for our operating lease for the year ended March 31, 2022 and 2021 was $42,237 and $48,860, respectively. Rent expense, less sublease income of $18,555 and $19,109, respectively, is included in general and administrative expenses.

15. Paycheck Protection Program (PPP) Loan.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became effective. One component of the CARES Act was the paycheck protection program (“PPP”) which provided small businesses with the resources needed to maintain their payroll and cover applicable overhead. The PPP was implemented by the United States Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provided funds to pay up to 24 weeks of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 5, 2020, the Company received funding for approximately $68,600.

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

16. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2022 and 2021 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table presents the weighted average first-day-of-the-month prices used for oil and gas reserve preparation, based upon SEC guidelines.

	March 31,
	2022	2021	% Change
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$71.72	$36.49	97%
Natural gas per MMBtu	$4.09	$2.16	89%

The Company’s total estimated proved reserves at March 31, 2022 were approximately 1.616 MBOE of which 50% was oil and natural gas liquids and 50% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2020	1,008,000	4,850,000
Revision of previous estimates	(292,000)	(200,000)
Purchase of minerals in place	-	-
Extensions and discoveries	92,000	283,000
Sales of minerals in place	(20,000)	(14,000)
Production	(50,000)	(324,000)
As of March 31, 2021	738,000	4,595,000
Revision of previous estimates	(70,000)	(96,000)
Purchase of minerals in place	13,000	50,000
Extensions and discoveries	190,000	698,000
Sales of minerals in place	-	(11,000)
Production	(62,000)	(394,000)
As of March 31, 2022	809,000	4,842,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. Such downward revisions are primarily the result of reserves written off due to the five-year limitation and the change in the timing of new development. They are primarily working interests on a lease in Reagan County, Texas which are held by production and still in place to be developed in the future and royalty interests on a lease held by production in Upton County, Texas.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2022 and 2021:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2020	358,230	3,344,210
As of March 31, 2021	413,050	3,639,330
As of March 31, 2022	428,680	3,583,470

Proved Undeveloped Reserves:
As of April 1, 2020	649,570	1,506,160
As of March 31, 2021	325,020	956,050
As of March 31, 2022	380,550	1,258,210

At March 31, 2022, the Company reported estimated PUDs of 590 MBOE, which accounted for 37% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 97 new wells (364 MBOE) operated by others, 26 wells are currently being drilled with plans for 35 wells to follow in fiscal 2023, 17 wells in fiscal 2024 and 19 wells in fiscal 2025. The cost of these projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and bank borrowings. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2022.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(BOE)	Development Costs
PUDs, beginning of year	484,362	$3,015,174
Revision of previous estimates	(73,798)	(225,915)
Sales of reserves	-	-
Conversions to PD reserves	(87,915)	(771,288)
Additional PUDs added	267,610	4,494,985
PUDs, end of year	590,259	$6,512,956

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2022 and 2021 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2025 are $6,512,956.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2022 were $74.52 per bbl of oil and $4.60 per mcf of natural gas. The average prices used for fiscal 2021 were $37.42 per bbl of oil and $2.29 per mcf of natural gas.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2022 and 2021 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2022	2021
Future cash inflows	$82,596,000	$38,144,000
Future production costs and taxes	(21,351,000)	(11,248,000)
Future development costs	(6,839,000)	(3,213,000)
Future income taxes	(8,586,000)	(1,714,000)
Future net cash flows	45,820,000	21,969,000
Annual 10% discount for estimated timing of cash flows	(19,900,000)	(9,206,000)
Standardized measure of discounted future net cash flows	$25,920,000	$12,763,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2022	2021
Sales of oil and gas produced, net of production costs	$(5,244,000)	$(1,902,000)
Net changes in price and production costs	16,829,000	(6,680,000)
Changes in previously estimated development costs	(159,000)	2,623,000
Revisions of quantity estimates	(2,594,000)	(5,954,000)
Net change due to purchases and sales of minerals in place	568,000	(54,000)
Extensions and discoveries, less related costs	5,105,000	1,150,000
Net change in income taxes	(3,861,000)	2,070,000
Accretion of discount	3,078,000	1,376,000
Changes in timing of estimated cash flows and other	(565,000)	158,000
Changes in standardized measure	13,157,000	(6,213,000)
Standardized measure, beginning of year	12,763,000	18,976,000
Standardized measure, end of year	$25,920,000	$12,763,000

17. Subsequent Events

On May 4, 2022 the Company acquired various royalty (mineral) interests in 22 wells and several additional potential locations for development operated by Chesapeake Energy Corporation and located in the Eagleford area of Dimmit County, Texas for a purchase price of $939,000 which was effective April 1, 2022.

During the first quarter of fiscal 2023, the Company expended approximately $237,000 to participate in the drilling of eight horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico.

During the first quarter of fiscal 2023, the Company expended approximately $657,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Midland Basin in Reagan County, Texas.

In June 2022, the Company expended approximately $300,000, representing one-half of the total estimated cost, to participate in the drilling and completion of four horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico.

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

