Form 10-Q
period 2022-06-30
MEXCO ENERGY CORP
filed 2022-08-15
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 15, 2022 was 2,149,416.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$537,001	$1,370,766
Accounts receivable:
Oil and natural gas sales	1,532,385	1,310,137
Trade	-	-
Prepaid costs and expenses	38,370	52,636
Total current assets	2,107,756	2,733,539

Property and equipment, at cost
Oil and gas properties, using the full cost method	42,669,430	40,373,741
Other	121,926	120,208
Accumulated depreciation, depletion and amortization	(30,748,176)	(30,361,047)
Property and equipment, net	12,043,180	10,132,902
Investment in limited liability company at cost	300,000	275,000
Operating lease, right-of-use asset	116,540	129,923
Other noncurrent assets	114,006	13,156
Total assets	$14,681,482	$13,284,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$283,941	$209,469
Operating lease liability, current	54,806	54,294
Total current liabilities	338,747	263,763
Long-term liabilities
Operating lease liability, long-term	61,734	75,629
Asset retirement obligations	732,142	720,512
Total long-term liabilities	793,876	796,141
Total liabilities	1,132,623	1,059,904

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,216,416 shares issued and 2,149,416 shares outstanding as of June 30, 2022 and March 31, 2022, respectively	1,108,208	1,108,208
Additional paid-in capital	8,159,553	8,133,982
Retained earnings	4,627,099	3,328,427
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	13,548,859	12,224,616
Total liabilities and stockholders’ equity	$14,681,482	$13,284,520

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2022	2021

Operating revenues:
Oil sales	$1,559,321	$987,103
Natural gas sales	856,792	268,462
Other	33,860	8,633
Total operating revenues	2,449,973	1,264,198

Operating expenses:
Production	435,028	276,987
Accretion of asset retirement obligations	7,519	7,058
Depreciation, depletion and amortization	387,128	264,320
General and administrative	318,530	308,167
Total operating expenses	1,148,205	856,532

Operating income	1,301,768	407,666

Other income (expense):
Interest income	35	59
Interest expense	(3,131)	(12,719)
Net other expense	(3,096)	(12,660)

Income before provision for income taxes	1,298,672	395,006

Income tax	-	-

Net income	$1,298,672	$395,006

Income per common share:
Basic:	$0.60	$0.19
Diluted:	$0.59	$0.19

Weighted average common shares outstanding:
Basic:	2,149,416	2,076,756
Diluted:	2,216,742	2,119,955

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	1,298,672	-	1,298,672
Stock based compensation	-	25,571	-	-	25,571
Balance at June 30, 2022	$1,108,208	$8,159,553	$4,627,099	$(346,001)	$13,548,859

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	395,006	-	395,006
Issuance of stock through options exercised	2,500	31,500	-	-	34,000
Stock based compensation	-	13,865	-	-	13,865
Balance at June 30, 2021	$1,074,333	$7,669,579	$868,367	$(346,001)	$9,266,278

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2022	2,216,416
Issued	-
Balance at June 30, 2022	2,216,416

Common stock shares, held in treasury:
Balance at April 1, 2022	(67,000)
Acquisitions	-
Balance at June 30, 2022	(67,000)

Common stock shares, outstanding at June 30, 2022	2,149,416

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$1,298,672	$395,006
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25,571	13,865
Depreciation, depletion and amortization	387,128	264,320
Accretion of asset retirement obligations	7,519	7,058
Amortization of debt issuance costs	3,131	3,131
Changes in operating assets and liabilities
Increase in accounts receivable	(222,248)	(68,135)
Decrease in prepaid expenses	14,266	10,530
Decrease (increase) in right-of-use asset	13,384	(148,881)
(Decrease) increase in accounts payable and accrued expenses	(12,364)	40,918
Settlement of asset retirement obligations	(6,077)	(291)
(Decrease) increase in operating lease liability	(13,384)	148,533
Net cash provided by operating activities	1,495,598	666,054

Cash flows from investing activities:
Additions to oil and gas properties	(2,320,974)	(302,976)
Additions to other property and equipment	(1,718)	-
Investment in limited liability company at cost	(25,000)	-
Drilling refund	18,329	-
Proceeds from sale of oil and gas properties and equipment	-	5,863
Net cash used in investing activities	(2,329,363)	(297,113)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	34,000
Reduction of long-term debt	-	(480,000)
Proceeds from long-term debt	-	100,000
Net cash used in financing activities	-	(346,000)

Net (decrease) increase in cash and cash equivalents	(833,765)	22,941

Cash and cash equivalents at beginning of period	1,370,766	57,813

Cash and cash equivalents at end of period	$537,001	$80,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$10,040

Non-cash investing and financing activities:
Asset retirement obligations	$14,668	$3,329
Operating lease – right of use asset and associated liabilities	$-	$165,007

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of its operations and cash flows for the interim periods ended June 30, 2022 and 2021. The consolidated financial statements as of June 30, 2022 and for the three-month periods ended June 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of March 31, 2022 was derived from the audited balance sheet filed in the Company’s 2022 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2022:

Carrying amount of asset retirement obligations as of April 1, 2022	$735,512
Liabilities incurred	14,668
Liabilities settled	(10,557)
Accretion expense	7,519
Carrying amount of asset retirement obligations as of June 30, 2022	747,142
Less: Current portion	15,000
Non-Current asset retirement obligation	$732,142

4. Long Term Debt

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2022, there was $1,500,000 available on the facility.

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

There was no balance outstanding on the credit facility as of June 30, 2022.

5. Stock-based Compensation

The Company recognized compensation expense of $25,571 and $13,865 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for the first quarter of fiscal 2023 and 2022, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2022 totals $188,537, which is expected to be recognized over a weighted average of 2.14 years.

The following table is a summary of stock options activity for the three months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2022	114,250	$5.51	7.40	$1,221,670
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2022	114,250	$5.51	7.15	$1,334,778

Vested at June 30, 2022	52,750	$4.68	5.99	$660,023
Exercisable at June 30, 2022	52,750	$4.68	5.99	$660,023

During the three months ended June 30, 2022 and 2021, no stock options were granted.

During the three months ended June 30, 2022, no stock options were exercised. During the three months ended June 30, 2021, stock options covering 5,000 shares were exercised with a total intrinsic value of $15,036. The Company received proceeds of $34,000 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the three months ended June 30, 2022 and 2021, there were no stock options forfeited or expired.

Outstanding options at June 30, 2022 expire between August 2024 and July 2031 and have exercise prices ranging from $3.34 to $8.51.

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

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2022
Assets
Operating lease right-of-use asset, beginning balance	$129,923
Current period amortization	(13,383)
Total operating lease right-of-use asset	$116,540

Liabilities
Operating lease liability, current	$54,806
Operating lease liability, long term	61,734
Total lease liabilities	$116,540

Future minimum lease payments as of June 30, 2022 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2023	43,680
Fiscal Year Ended March 31, 2024	58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$121,333
Less: imputed interest	(4,793)
Operating lease liability	116,540
Less: operating lease liability, current	(54,806)
Operating lease liability, long term	$61,734

Net cash paid for our operating lease for the three months ended June 30, 2022 and 2021 was $10,667 and $10,929, respectively. Rent expense, less sublease income of $3,893 and $5,200, respectively, is included in general and administrative expenses.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of June 30, 2022. Our deferred tax asset is $526,846 as of June 30, 2022 with a valuation amount of $526,846. We believe it is more likely than not that these deferred tax assets will not be realized. Management considers the likelihood that the Company’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company deferred tax asset as required by applicable accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Company’s assessment resulted in application of a valuation allowance against the deferred tax asset as of June 30, 2022.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2022 and 2021 was $10,085 and $12,768, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor less sublease income for the three months ending June 30, 2022 and 2021 were $3,893 and $4,045, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three-month periods ended June 30, 2022 and 2021.

	2022	2021
Net income	$1,298,672	$395,006

Shares outstanding:
Weighted average common shares outstanding – basic	2,149,416	2,076,756
Effect of the assumed exercise of dilutive stock options	67,326	43,199
Weighted average common shares outstanding – dilutive	2,216,742	2,119,955
Income per common share:
Basic	$0.60	$0.19
Diluted	$0.59	$0.19

For the three months ended June 30, 2022 and 2021, no anti-dilutive shares relating to stock options were excluded from the computation of diluted net income.

10. Subsequent Events

In July 2022, Mexco expended approximately $300,000 for the remaining balance in the drilling and completion of four horizontal wells Eddy County, New Mexico.

In July and August 2022, Mexco expended approximately $768,000 to purchase additional working interests and to complete three horizontal wells in Reagan County, Texas.

In July and August 2022, Mexco expended approximately $377,000 to purchase additional working interests and to complete a horizontal well in Reagan County, Texas.

In August 2022, Mexco expended approximately $33,000 to participate in the drilling of two horizontal wells in Lea County, New Mexico.

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

At June 30, 2022, we had working capital of $1,769,009 compared to working capital of $2,469,776 at March 31, 2022, a decrease of $700,767 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Three Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$1,495,598	$666,054	$829,544
Net cash used in investing activities	$(2,329,363)	$(297,113)	$2,032,250
Net cash used in financing activities	$-	$(346,000)	$(346,000)

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the three months ended June 30, 2022 was $1,495,598 in comparison to $666,054 for the three months ended June 30, 2021. This increase of $829,544 in our cash flow operating activities consisted of an increase in our non-cash expenses of $134,975; an increase in our accounts receivable of $154,113; a decrease of $53,282 in our accounts payable and accrued expenses; and, an increase in our net income for the current quarter of $903,666. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the three months ended June 30, 2022, we had net cash of $2,329,363 used for additions to oil and gas properties compared to $297,113 for the three months ended June 30, 2021.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $0 for the three months ended June 30, 2022 compared to cash flow provided by our financing activities of $346,000 for the three months ended June 30, 2021. During the three months ended June 30, 2021, we received advances of $100,000 from our credit facility, received proceeds of $34,000 for the exercise of director stock options and made payments of $480,000 on the credit facility.

Accordingly, net cash decreased $833,765, leaving cash and cash equivalents on hand of $537,001 as of June 30, 2022.

Oil and Natural Gas Property Development

New Participations in Fiscal 2023. The Company currently plans to participate in the drilling and completion of 52 horizontal wells at an estimated aggregate cost of approximately $3,800,000 for the fiscal year ending March 31, 2023. All of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico or in the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas.

In April 2022, Mexco expended approximately $140,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

Also in April 2022, Mexco expended approximately $427,000 to participate in the drilling of three horizontal wells in the Wolfcamp Sand formation of the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas. Subsequently, during the second quarter of fiscal 2023, Mexco expended approximately $768,000 to purchase additional working interests in these wells and to complete these wells. Mexco’s working interest in these wells is 3.2%.

In May 2022, Mexco expended approximately $97,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

Also in May 2022, Mexco expended approximately $230,000 to participate in the drilling of a horizontal well in the Wolfcamp Sand formation of the Midland Basin in Reagan County, Texas. Subsequently, during the second quarter of fiscal 2023, Mexco expended approximately $377,000 to purchase additional working interests in this well and to complete this well. Mexco’s working interest in this well is 5.1%.

In June 2022, Mexco expended approximately $300,000 to participate in the drilling and completion of four horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is 2.1%. Subsequently, in July 2022, Mexco expended approximately $300,000 for the remaining balance in these wells

Also in June 2022, Mexco expended approximately $157,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

Completion of Wells Drilled in Fiscal 2022. The Company expended approximately $101,000 for the completion costs of 4 horizontal wells located in Lea County, New Mexico that the Company participated in drilling during fiscal 2022. These wells began producing in May 2022 with initial average production rates of 1,384 barrels of oil, 3,530 barrels of water and 2,172,000 cubic feet of gas per day, or, 1,804 barrels of oil equivalent per day.

Acquisitions. The Company acquired various royalty (mineral) interests in 22 wells and several additional potential locations for development operated by Chesapeake Energy Corporation and located in the Eagleford area of Dimmit County, Texas for a purchase price of $939,000 which was effective April 1, 2022.

Subsequent Participations. In August 2022, Mexco expended approximately $33,000 to participate in the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .22%.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $58.30 per bbl in August 2021 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.32 per MMBtu in December 2021 to a high of $9.44 per MMBtu in May 2022.

On June 30, 2022, the WTI posted price for crude oil was $101.74 and the Henry Hub spot price for natural gas was $5.75 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2022:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$121,333	$58,240	$63,093	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,572 less than 1 year and $16,870 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. For the quarter ended June 30, 2022, net income was $1,298,672 compared to net income of $395,006 for the quarter ended June 30, 2021. This was primarily the result of an increase in operating revenues due to an increase in oil and gas prices and an increase in gas production partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,416,113 for the quarter ended June 30, 2022, a 92% increase from $1,255,565 for the quarter ended June 30, 2021. This primarily resulted from an increase in oil and gas prices and an increase in gas production volumes partially offset by a decrease in oil production volumes. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended June 30:

	2022	2021	% Difference
Oil:
Revenue	$1,559,321	$987,103	58.0%
Volume (bbls)	14,224	15,438	(7.9%)
Average Price (per bbl)	$109.62	$63.94	71.4%

Gas:
Revenue	$856,792	$268,462	219.1%
Volume (mcf)	129,706	90,063	44.0%
Average Price (per mcf)	$6.61	$2.98	121.8%

Production and exploration. Production costs were $435,028 for the three months ended June 30, 2022, a 57% increase from $276,987 for the three months ended June 30, 2021. This increase is primarily the result of an increase in production taxes and lease operating expenses as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $387,128 for the first quarter of fiscal 2023, a 46% increase from $264,320 for the first quarter of fiscal 2022, primarily due to an increase in production and an increase in the full cost pool amortization base partially offset by an increase in reserves.

General and administrative expenses. General and administrative expenses were $318,530 for the three months ended June 30, 2022, a 3% increase from $308,167 for the three months ended June 30, 2021. This was primarily due to an increase in accounting fees and insurance costs.

Interest expense. Interest expense was $3,131 for the first quarter of fiscal 2023, a decrease of 75% from $12,719 for the first quarter of fiscal 2022 due to a decrease in borrowings.

Income taxes. There was no income tax expense for the three months ended June 30, 2022 and 2021. The effective tax rate for the three months ended June 30, 2022 and 2021 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2022, our largest credit risk associated with any single purchaser was $851,059 or 56% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $58.30 per bbl in August 2021 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $3.32 per MMBtu in December 2021 to a high of $9.44 per MMBtu in May 2022. On June 30, 2022, the WTI posted price for crude oil was $101.74 and the Henry Hub posted price for natural gas was $5.75. See Results of Operations above for the Company’s realized prices during the quarter.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2022, our oil sales would have changed by $142,240. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2022, our natural gas sales would have increased or decreased by $129,706.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 15, 2022	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 15, 2022	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 17