Form 10-Q
period 2022-09-30
MEXCO ENERGY CORP
filed 2022-11-09
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 9, 2022 was 2,149,416.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$565,579	$1,370,766
Accounts receivable:
Oil and natural gas sales	1,185,651	1,310,137
Prepaid costs and expenses	43,096	52,636
Prepaid drilling	281,044	-
Other	6,263	-
Total current assets	2,081,633	2,733,539
Property and equipment, at cost
Oil and gas properties, using the full cost method	44,361,256	40,373,741
Other	121,926	120,208
Accumulated depreciation, depletion and amortization	(31,132,555)	(30,361,047)
Property and equipment, net	13,350,627	10,132,902
Investment in limited liability company at cost	300,000	275,000
Operating lease, right-of-use asset	103,030	129,923
Other noncurrent assets	-	13,156
Total assets	$15,835,290	$13,284,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$162,023	$209,469
Operating lease liability, current	55,321	54,294
Total current liabilities	217,344	263,763
Long-term liabilities
Operating lease liability, long-term	47,709	75,629
Asset retirement obligations	745,052	720,512
Total long-term liabilities	792,761	796,141
Total liabilities	1,010,105	1,059,904

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,216,416 shares issued and, 2,149,416 shares outstanding as of September 30, 2022 and March 31, 2022, respectively	1,108,208	1,108,208
Additional paid-in capital	8,224,163	8,133,982
Retained earnings	5,838,815	3,328,427
Treasury stock, at cost (67,000 shares)	(346,001)	(346,001)
Total stockholders’ equity	14,825,185	12,224,616
Total liabilities and stockholders’ equity	$15,835,290	$13,284,520

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues:
Oil sales	$1,397,875	$1,133,134	$2,957,196	$2,120,237
Natural gas sales	884,020	408,037	1,740,812	676,499
Other	42,897	12,310	76,757	20,943
Total operating revenues	2,324,792	1,553,481	4,774,765	2,817,679

Operating expenses:
Production	394,445	335,588	829,473	612,575
Accretion of asset retirement obligations	7,830	7,245	15,349	14,303
Depreciation, depletion, and amortization	384,379	280,060	771,507	544,380
General and administrative	322,919	214,242	641,449	522,409
Total operating expenses	1,109,573	837,135	2,257,778	1,693,667

Operating income	1,215,219	716,346	2,516,987	1,124,012

Other income (expenses):
Interest income	58	12	93	71
Interest expense	(3,561)	(7,530)	(6,692)	(20,249)
Net other expense	(3,503)	(7,518)	(6,599)	(20,178)

Income before income taxes	1,211,716	708,828	2,510,388	1,103,834

Income tax	-	-	-	-

Net income	$1,211,716	$708,828	$2,510,388	$1,103,834

Income per common share:
Basic:	$0.56	$0.34	$1.17	$0.53
Diluted:	$0.55	$0.33	$1.13	$0.52

Weighted average common shares outstanding:
Basic:	2,149,416	2,091,417	2,149,416	2,084,127
Diluted:	2,218,511	2,143,743	2,217,627	2,131,889

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings (Losses)	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	2,510,388	-	2,510,388
Profit from purchase of stock by insider		30,179			30,179
Stock based compensation	-	60,002	-	-	60,002
Balance at September 30, 2022	$1,108,208	$8,224,163	$5,838,815	$(346,001)	$14,825,185

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings (Losses)	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2022	$1,108,208	$8,159,553	$4,627,099	$(346,001)	$13,548,859
Net income	-	-	1,211,716	-	1,211,716
Profit from purchase of stock by insider	-	30,179	-	-	30,179
Stock based compensation	-	34,431	-	-	34,431
Balance at September 30, 2022	$1,108,208	$8,224,163	$5,838,815	$(346,001)	$14,825,185

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	1,103,834	-	1,103,834
Issuance of stock through options exercised	13,950	171,782	-	-	185,732
Stock based compensation	-	36,433	-	-	36,433
Balance at September 30, 2021	$1,085,783	$7,832,429	$1,577,195	$(346,001)	$10,149,406

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2021	$1,074,333	$7,669,579	$868,367	$(346,001)	$9,266,278
Net income	-	-	708,828	-	708,828
Issuance of stock through options exercised	11,450	140,282	-	-	151,732
Stock based compensation	-	22,568	-	-	22,568
Balance at September 30, 2021	$1,085,783	$7,832,429	$1,577,195	$(346,001)	$10,149,406

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2022		2,216,416
Issued		-
Balance at September 30, 2022		2,216,416

Common stock shares, held in treasury:
Balance at April 1, 2022		(67,000)
Acquisitions		-
Balance at September 30, 2022		(67,000)

Common stock shares, outstanding at September 30, 2022		2,149,416

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$2,510,388	$1,103,834
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	60,002	36,433
Depreciation, depletion and amortization	771,507	544,380
Accretion of asset retirement obligations	15,349	14,303
Amortization of debt issuance costs	6,263	6,263
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	124,486	(139,453)
Decrease (increase) in right-of-use asset	26,893	(135,457)
Decrease in prepaid expenses	9,540	4,659
(Decrease) increase in accounts payable and accrued expenses	(63,588)	16,553
Settlement of asset retirement obligations	(15,860)	(1,052)
(Decrease) increase in operating lease liability	(26,893)	134,353
Net cash provided by operating activities	3,418,087	1,584,816

Cash flows from investing activities:
Additions to oil and gas properties	(4,245,064)	(657,308)
Drilling refunds	18,329	115,552
Investment – cost basis	(25,000)	(25,000)
Proceeds from sale of oil and gas properties and equipment	-	11,969
Additions to other property and equipment	(1,718)	-
Net cash used in investing activities	(4,253,453)	(554,787)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	185,732
Profits from purchase of stock by insider	30,179	-
Proceeds from long-term debt	500,000	275,000
Reduction of long-term debt	(500,000)	(1,455,000)
Net cash provided by (used in) financing activities	30,179	(994,268)

Net (decrease) increase in cash and cash equivalents	(805,187)	35,761

Cash and cash equivalents at beginning of period	1,370,766	57,813

Cash and cash equivalents at end of period	$565,579	$93,574

Supplemental disclosure of cash flow information:
Cash paid for interest	$429	$14,834

Non-cash investing and financing activities:
Asset retirement obligations	$21,197	$7,472
Operating lease – right of use asset and associated liabilities	$-	$165,007

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the acquisition, exploration, development and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in the West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. All of the Company’s oil and gas interests are operated by others.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of its operations and cash flows for the interim periods ended September 30, 2022 and 2021. The consolidated financial statements as of September 30, 2022 and for the three and six month periods ended September 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of March 31, 2022 was derived from the audited balance sheet filed in the Company’s 2022 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2023:

Carrying amount of asset retirement obligations as of April 1, 2022	$735,512
Liabilities incurred	21,197
Liabilities settled	(12,006)
Accretion expense	15,349
Carrying amount of asset retirement obligations as of September 30, 2022	760,052
Less: Current portion	15,000
Non-Current asset retirement obligation	$745,052

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2022, there was $1,500,000 available for borrowing by the Company on the facility.

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

There was no balance outstanding on the line of credit as of September 30, 2022. The following table is a summary of activity on the WTNB line of credit for the six months ended September 30, 2022:

Principal
Balance at April 1, 2022:	$-
Borrowings	500,000
Repayments	(500,000)
Balance at September 30, 2022:	$-

5. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,112 square feet of office space shared with and reimbursed by our majority shareholder. The lease does not include an option to renew and is a 36 month lease that was to expire in May 2021. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021. In June 2021, the Company agreed to extend its current lease at a flat (unescalated) rate for 36 months. The amended lease now expires on July 31, 2024.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2022
Assets
Operating lease right-of-use asset, beginning balance	$129,923
Current period amortization	(26,893)
Total operating lease right-of-use asset	$103,030

Liabilities
Operating lease liability, current	$55,321
Operating lease liability, long term	47,709
Total lease liabilities	$103,030

Future minimum lease payments as of September 30, 2022 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2023	29,120
Fiscal Year Ended March 31, 2024	58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$106,773
Less: imputed interest	(3,743)
Operating lease liability	103,030
Less: operating lease liability, current	(55,321)
Operating lease liability, long term	$47,709

Net cash paid for our operating lease for the six months ended September 30, 2022 and 2021 was $21,334 and $20,903, respectively. Rent expense, less sublease income of $7,786 and $10,768, respectively, is included in general and administrative expenses.

6. Stock-based Compensation

The Company recognized stock-based compensation expense of $34,431 and $22,568 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2022 and 2021 was $60,002 and $36,433, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2022 totals $539,745 which is expected to be recognized over a weighted average of 2.88 years.

During the six months ended September 30, 2022, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $18.05 per share with an estimated fair value of $385,640. During the six months ended September 30, 2021, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $8.51 per share with an estimated fair value of $187,550. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2022 and 2021. All such amounts represent the weighted average amounts.

	Six Months Ended
	September 30
	2022	2021
Grant-date fair value	$18.05	$6.05
Volatility factor	57.3%	65.38%
Dividend yield	-	-
Risk-free interest rate	3.15%	0.92%
Expected term (in years)	6.25	6.25

The following table is a summary of activity of stock options for the six months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2022	114,250	$5.51	7.40	$1,221,670
Granted	31,000	18.05
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2022	145,250	$8.18	7.54	$1,167,225

Vested at September 30, 2022	70,500	$5.15	6.11	$780,658
Exercisable at September 30, 2022	70,500	$5.15	6.11	$780,658

During the six months ended September 30, 2022, no stock options were exercised. During the six months ended September 30, 2021, stock options covering 27,900 shares were exercised with a total intrinsic value of $104,473. The Company received proceeds of $185,732 from these exercises.

There were no stock options forfeited or expired during the six months ended September 30, 2022 and 2021. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at September 30, 2022 expire between August 2024 and August 2032 and have exercise prices ranging from $3.34 to $18.05.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of September 30, 2022. Our deferred tax asset is $313,582 as of September 30, 2022 with a valuation amount of $313,582. We believe it is more likely than not that these deferred tax assets will not be realized. Management considers the likelihood that the Company’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company deferred tax asset as required by applicable accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Company’s assessment resulted in application of a valuation allowance against the deferred tax asset as of September 30, 2022.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended September 30, 2022 and 2021 was $13,649 and $10,288, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2022 and 2021 was $23,735 and $23,056, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending September 30, 2022 and 2021 were $3,893 and $3,944, respectively. Amounts paid by the principal stockholder directly to the lessor for the six months ending September 30, 2022 and 2021 were $7,786 and $7,988, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and six month periods ended September 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$1,211,716	$708,828	$2,510,388	$1,103,834

Shares outstanding:
Weighted avg. shares outstanding – basic	2,149,416	2,091,417	2,149,416	2,084,127
Effect of assumed exercise of dilutive stock options	69,095	52,326	68,211	47,762
Weighted avg. shares outstanding – dilutive	2,218,511	2,143,743	2,217,627	2,131,889

Income per common share:
Basic	$0.56	$0.34	$1.17	$0.53
Diluted	$0.55	$0.33	$1.13	$0.52

For the three and six months ended September 30, 2022 and 2021, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive.

10. Stockholders’ Equity

On September 6, 2022, one of the Company’s directors paid the Company $30,179, representing profit on Company stock purchased within the six-month window of a previous Company stock sale. Such payment was made in accordance with Section 16(b) of the Securities Exchange Act of 1934.

11. Subsequent Events

On October 3, 2022, the Company expended approximately $698,000 for the drilling and completion of seven wells in Eddy and Lea Counties, New Mexico.

On October 21, 2022, the Company expended $147,600 for the completion of four wells in Lea County, New Mexico.

On October 27, 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000. The limited liability is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio.

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

Our long-term strategy is on increasing profit margins while concentrating on obtaining reserves with low-cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalty and working interests in non-operated properties in areas with significant development potential.

At September 30, 2022, we had working capital of $2,298,977 compared to working capital of $2,469,776 at March 31, 2022, a decrease of $170,789 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Six Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$3,418,087	$1,584,816	$1,833,271
Net cash used in investing activities	$(4,253,453)	$(554,787)	$3,698,666
Net cash provided by (used in) financing activities	$30,179	$(994,268)	$1,024,447

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other property asset account balances. Cash flow provided by our operating activities for the six months ended September 30, 2022 was $3,418,087 in comparison to $1,584,816 for the six months ended September 30, 2021. This increase of $1,833,271 in our cash flow operating activities consisted of an increase in our non-cash expenses of $251,742; a decrease in our accounts receivable of $263,939; a decrease of $80,141 in our accounts payable and accrued expenses; and, an increase in our net income for the current quarter of $1,406,554. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the six months ended September 30, 2022, we had net cash of $4,253,453 used for additions to oil and gas properties compared to $554,787 for the six months ended September 30, 2021.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow provided by our financing activities was $30,179 for the six months ended September 30, 2022 compared to cash flow used in our financing activities of $994,268 for the six months ended September 30, 2021. During the six months ended September 30, 2022, we received advances and made payments of $500,000 on our credit facility and received payment of $30,179 from a director for profits on purchase of stock within the six-month window of a previous sale of stock.

Accordingly, net cash decreased $805,187, leaving cash and cash equivalents on hand of $565,579 as of September 30, 2022.

Oil and Natural Gas Property Development

New Participations in Fiscal 2023. The Company currently plans to participate in the drilling and completion of 48 horizontal wells at an estimated aggregate cost of approximately $4,300,000 for the fiscal year ending March 31, 2023, of which 57% will be spent in the Delaware Basin and the remaining balance in the Midland Basin. Thirty-six of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico and twelve are in the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas.

In April 2022, Mexco expended approximately $140,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

During the first six months of fiscal 2023, Mexco expended approximately $1,196,000 to participate in the drilling and completion of three horizontal wells in the Wolfcamp Sand formation of the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas. Mexco’s working interest in these wells is 3.2%. These wells are currently being completed.

In May 2022, Mexco expended approximately $97,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%. Subsequently, in October 2022, Mexco expended approximately $148,000 to complete these wells.

During the first six months of fiscal 2023, Mexco expended approximately $607,000 to participate in the drilling and completion of a horizontal well in the Wolfcamp Sand formation of the Midland Basin in Reagan County, Texas. Mexco’s working interest in this well is 5.1%. This well are currently being completed.

During the first six months of fiscal 2023, Mexco expended approximately $600,000 to participate in the drilling and completion of four horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is 2.1%. These wells are currently being completed.

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

Completion of Wells Drilled in Fiscal 2022. The Company expended approximately $329,000 for the completion costs of 8 horizontal wells located in Lea County, New Mexico that the Company participated in drilling during fiscal 2022. The first 4 of these wells began producing in May 2022 with initial average production rates of 1,384 barrels of oil, 3,530 barrels of water and 2,172,000 cubic feet of gas per day, or, 1,804 barrels of oil equivalent per day.

Subsequent Participations. In October 2022, Mexco expended approximately $682,000 to participate in the drilling and completion of four horizontal wells operated by XTO Energy, Inc. in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is 2.2%

Also in October 2022, Mexco expended $16,000 to participate in the drilling and completion of three horizontal wells operated by Mewbourne Oil Company in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .05%.

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

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.55 per bbl in December 2021 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $3.32 per MMBtu in December 2021 to a high of $9.85 per MMBtu in August 2022.

On September 30, 2022, the WTI posted price for crude oil was $75.47 and the Henry Hub spot price for natural gas was $6.40 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2022:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$106,773	$58,240	$48,533	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,572 less than 1 year and $12,977 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021. There was net income of $1,211,716 for the quarter ended September 30, 2022 compared to net income of $708,828 for the quarter ended September 30, 2021. This was a result of an increase in oil and gas prices and an increase in gas production partially offset by an increase in operating expenses and a decrease in oil production that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,281,895 for the second quarter of fiscal 2023, a 48% increase from $1,541,171 for the same period of fiscal 2022. This resulted from an increase in oil and gas prices and an increase in gas production partially offset by a decrease in oil production.

	2022	2021	% Difference
Oil:
Revenue	$1,397,875	$1,133,134	23.4%
Volume (bbls)	14,520	16,277	(10.8%)
Average Price (per bbl)	$96.27	$69.62	38.3%

Gas:
Revenue	$884,020	$408,037	116.7%
Volume (mcf)	118,607	92,607	28.1%
Average Price (per mcf)	$7.45	$4.41	68.9%

Production and exploration. Production costs were $394,445 for the second quarter of fiscal 2023, an 18% increase from $335,588 for the same period of fiscal 2022. This is primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $384,379 for the second quarter of fiscal 2023, a 37% increase from $280,060 for the same period of fiscal 2022, primarily due to an increase in production and an increase in the full cost pool amortization base partially offset by an increase in reserves.

General and administrative expenses. General and administrative expenses were $322,919 for the second quarter of fiscal 2023, a 51% increase from $214,242 for the same period of fiscal 2022. This was primarily due to an increase in salaries and contract services, legal fees, employee stock option compensation and shareholder services.

Interest expense. Interest expense was $3,561 for the second quarter of fiscal 2023, a 53% decrease from $7,530 for the same period of fiscal 2022, due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the three months ended September 30, 2022 and 2021. The effective tax rate for the three months ended September 30, 2022 and 2021 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021. For the six months ended September 30, 2022, there was net income of $2,510,388 compared to net income of $1,103,834 for the six months ended September 30, 2021. This was a result of an increase in operating revenues partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $4,698,008 for the six months ended September 30, 2022, a 68% increase from $2,796,736 for the same period of fiscal 2022. This resulted from an increase in oil and gas prices and an increase in gas production partially offset by a decrease in oil production.

	2022	2021	% Difference
Oil:
Revenue	$2,957,196	$2,120,237	39.5%
Volume (bbls)	28,744	31,715	(9.4%)
Average Price (per bbl)	$102.88	$66.85	53.9%

Gas:
Revenue	$1,740,812	$676,499	157.3%
Volume (mcf)	248,313	182,670	35.9%
Average Price (per mcf)	$7.01	$3.70	89.5%

Production and exploration. Production costs were $829,473 for the six months ended September 30, 2022, a 35% increase from $612,575 for the six months ended September 30, 2021. This is primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $771,507 for the six months ended September 30, 2022, an 42% increase from $544,380 for the six months ended September 30, 2021, primarily due to an increase in production and an increase in the full cost pool amortization base partially offset by an increase in reserves.

General and administrative expenses. General and administrative expenses were $641,449 for the six months ended September 30, 2022, a 23% increase from $522,409 for the six months ended September 30, 2021. This was primarily due to an increase in salaries and contract services, employee stock option compensation, legal fees and shareholder services.

Interest expense. Interest expense was $6,692 for the six months ended September 30, 2022, a 67% decrease from $20,249 for the same period fiscal 2022 due to a decrease in borrowings partially offset by an increase in interest rate.

Income taxes. There was no income tax expense for the six months ended September 30, 2022 and 2021. The effective tax rate for the six months ended September 30, 2022 and 2021 was 0%. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2022, our largest credit risk associated with any single purchaser was $677,030 or 57% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.55 per bbl in December 2021 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $3.32 per MMBtu in December 2021 to a high of $9.85 per MMBtu in August 2022. On September 30, 2022, the WTI posted price for crude oil was $75.47 and the Henry Hub posted price for natural gas was $6.40. See Results of Operations above for the Company’s realized prices during the three and six months.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2023, our pretax income would have increased or decreased by $287,440. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2023, our pretax income would have increased or decreased by $248,313.

Information about market risks for the six months ended September 30, 2022, does not differ materially from that discussed under Item 7A of the registrant’s 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extenstion Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 9, 2022	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2022	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 18