Form 10-Q
period 2022-12-31
MEXCO ENERGY CORP
filed 2023-02-10
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 10, 2023 was 2,142,000.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$631,036	$1,370,766
Accounts receivable:
Oil and natural gas sales	2,048,695	1,310,137
Prepaid costs and expenses	21,387	52,636
Prepaid drilling	11,138	-
Other	3,132	-
Total current assets	2,715,388	2,733,539
Property and equipment, at cost
Oil and gas properties, using the full cost method	45,164,341	40,373,741
Other	121,926	120,208
Accumulated depreciation, depletion and amortization	(31,629,063)	(30,361,047)
Property and equipment, net	13,657,204	10,132,902
Investment – cost basis	500,000	275,000
Operating lease, right-of-use asset	89,394	129,923
Other noncurrent assets	-	13,156
Total assets	$16,961,986	$13,284,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$191,233	$209,469
Operating lease liability, current	55,841	54,294
Total current liabilities	247,074	263,763
Long-term liabilities
Operating lease liability, long-term	33,553	75,629
Asset retirement obligations	721,489	720,512
Total long-term liabilities	755,042	796,141
Total liabilities	1,002,116	1,059,904

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,221,416 and 2,216,416 shares issued; 2,142,000 and 2,149,416 shares outstanding as of December 31, 2022 and March 31, 2022, respectively	1,110,708	1,108,208
Additional paid-in capital	8,279,823	8,133,982
Retained earnings	7,083,600	3,328,427
Treasury stock, at cost (79,416 and 67,000 shares, respectively)	(514,261)	(346,001)
Total stockholders’ equity	15,959,870	12,224,616
Total liabilities and stockholders’ equity	$16,961,986	$13,284,520

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2022	2021	2022	2021
Operating revenue:
Oil sales	$1,750,539	$1,073,078	$4,707,735	$3,193,315
Natural gas sales	735,478	500,906	2,476,290	1,177,405
Other	95,193	21,360	171,950	42,303
Total operating revenues	2,581,210	1,595,344	7,355,975	4,413,023

Operating expenses:
Production	478,670	291,068	1,308,143	903,643
Accretion of asset retirement obligation	7,553	7,327	22,902	21,630
Depreciation, depletion, and amortization	496,509	268,018	1,268,016	812,398
General and administrative	288,536	239,767	876,735	739,469
Total operating expenses	1,271,268	806,180	3,475,796	2,477,140

Operating income	1,309,942	789,164	3,880,179	1,935,883

Other income (expenses):
Interest income	59	55	152	126
Interest expense	(3,230)	(3,132)	(9,922)	(23,381)
Net other expense	(3,171)	(3,077)	(9,770)	(23,255)

Net income before income taxes	1,306,771	786,087	3,870,409	1,912,628

State income tax expense	61,986	32,785	115,236	55,492

Net income	$1,244,785	$753,302	$3,755,173	$1,857,136

Income per common share:
Basic:	$0.58	$0.36	$1.75	$0.89
Diluted:	$0.56	$0.35	$1.70	$0.89

Weighted average common shares outstanding:
Basic:	2,147,750	2,120,912	2,148,859	2,096,433
Diluted:	2,205,706	2,176,240	2,213,652	2,146,717

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the three and nine months ended December 31, 2022 and 2021:

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	1,298,672	-	1,298,672
Stock based compensation	-	25,571	-	-	25,571
Balance at June 30, 2022	$1,108,208	$8,159,553	$4,627,099	$(346,001)	$13,548,859
Net income	-	-	1,211,716	-	1,211,716
Profit from purchase of stock by insider		30,179			30,179
Stock based compensation	-	34,431	-	-	34,431
Balance at September 30, 2022	$1,108,208	$8,224,163	$5,838,815	$(346,001)	$14,825,185
Net income	-	-	1,244,785	-	1,244,785
Issuance of stock through options exercised	2,500	14,200	-	-	16,700
Stock based compensation	-	41,460	-	-	41,460
Purchase of stock	-	-	-	(168,260)	(168,260)
Balance at December 31, 2022	$1,110,708	$8,279,823	$7,083,600	$(514,261)	$15,959,870

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	395,006	-	395,006
Issuance of stock through options exercised	2,500	31,500	-	-	34,000
Stock based compensation	-	13,865	-	-	13,865
Balance at June 30, 2021	$1,074,333	$7,669,579	$868,367	$(346,001)	$9,266,278
Net income	-	-	708,828	-	708,828
Issuance of stock through options exercised	11,450	140,282	-	-	151,732
Stock based compensation	-	22,568	-	-	22,568
Balance at September 30, 2021	$1,085,783	$7,832,429	$1,577,195	$(346,001)	$10,149,406
Net income	-	-	753,302	-	753,302
Issuance of stock through options exercised	8,550	101,358	-	-	109,908
Stock based compensation	-	25,570	-	-	25,570
Balance at December 31, 2021	$1,094,333	$7,959,357	$2,330,497	$(346,001)	$11,038,186

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2022		2,216,416
Issued		5,000
Balance at Dec. 31, 2022		2,221,416
Common stock shares, held in treasury:
Balance at April 1, 2022		(67,000)
Acquisitions		(12,416)
Balance at Dec. 31, 2022		(79,416)
Common stock shares, outstanding at December 31, 2022		2,142,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$3,755,173	$1,857,136
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	101,462	62,003
Depreciation, depletion and amortization	1,268,016	812,398
Accretion of asset retirement obligations	22,902	21,630
Amortization of debt issuance costs	9,394	9,394
Changes in operating assets and liabilities:
Increase in accounts receivable	(738,558)	(98,901)
Decrease in right-of-use asset	40,529	42,687
Decrease in prepaid expenses	31,249	26,736
(Decrease) increase in accounts payable and accrued expenses	(81,236)	42,034
Settlement of asset retirement obligations	(17,482)	(2,741)
Decrease in operating lease liability	(40,529)	(43,790)
Net cash provided by operating activities	4,350,920	2,728,586

Cash flows from investing activities:
Additions to oil and gas properties	(4,760,880)	(1,213,618)
Additions to other property and equipment	(1,718)	-
Drilling refunds	18,329	229,800
Investment – cost basis	(225,000)	(50,000)
Proceeds from sale of oil and gas properties and equipment	-	11,969
Net cash used in investing activities	(4,969,269)	(1,021,849)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,700	295,640
Profits from purchase of stock by insider	30,179	-
Proceeds from long-term debt	675,000	275,000
Reduction of long-term debt	(675,000)	(1,455,000)
Acquisition of treasury stock	(168,260)	-
Net cash used in financing activities	(121,381)	(884,360)

Net (decrease) increase in cash and cash equivalents	(739,730)	822,377

Cash and cash equivalents at beginning of period	1,370,766	57,813

Cash and cash equivalents at end of period	$631,036	$880,190

Supplemental disclosure of cash flow information:
Cash paid for interest	$528	$14,834

Non-cash investing and financing activities:
Asset retirement obligations	$21,554	$12,499
Operating lease – right of use asset and associated liabilities	$-	$165,007

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2022, and the results of its operations and cash flows for the interim periods ended December 31, 2022 and 2021. The consolidated financial statements as of December 31, 2022 and for the three and nine month periods ended December 31, 2022 and 2021 are unaudited. The consolidated balance sheet as of March 31, 2022 was derived from the audited balance sheet filed in the Company’s 2022 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Investments. The Company accounts for investments of less than 3% of any limited liability companies at cost. The Company has no control or significant influence of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2022:

Carrying amount of asset retirement obligations as of April 1, 2022	$735,512
Liabilities incurred	21,554
Liabilities settled	(43,479)
Accretion expense	22,902
Carrying amount of asset retirement obligations as of December 31, 2022	736,489
Less: Current portion	15,000
Non-Current asset retirement obligation	$721,489

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $41,460 and $25,570 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2022 and 2021 was $101,462 and $62,003, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2022 totals approximately $498,285 which is expected to be recognized over a weighted average of 2.63 years.

During the nine months ended December 31, 2022, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $18.05 per share with an estimated fair value of $385,640. During the nine months ended December 31, 2021, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $8.51 per share with an estimated fair value of $187,550. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2022 and 2021. All such amounts represent the weighted average amounts.

	NIne Months Ended
	December 31
	2022	2021
Grant-date fair value	$12.44	$6.05
Volatility factor	57.3%	65.38%
Dividend yield	-	-
Risk-free interest rate	3.15%	0.92%
Expected term (in years)	6.25	6.25

The following table is a summary of activity of stock options for the nine months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2022	114,250	$5.51	7.40	$1,221,670
Granted	31,000	18.05
Exercised	(5,000)	3.34
Forfeited or Expired	-	-
Outstanding at December 31, 2022	140,250	$8.36	7.29	$578,290

Vested at December 31, 2022	65,500	$5.28	5.76	$471,288
Exercisable at December 31, 2022	65,500	$5.28	5.76	$471,288

During the nine months ended December 31, 2022, stock options covering 5,000 shares were exercised with a total intrinsic value of $47,575. The Company received proceeds of $16,700 from these exercises. During the nine months ended December 31, 2021, stock options covering 45,000 shares were exercised with a total intrinsic value of $241,226. The Company received proceeds of $295,640 from these exercises.

There were no stock options forfeited or expired during the nine months ended December 31, 2022 and 2021. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at December 31, 2022 expire between August 2024 and August 2032 and have exercise prices ranging from $3.34 to $18.05.

5. Long Term Debt

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

Under the Agreement, interest on the credit facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of December 31, 2022, there was $1,500,000 available for borrowing by the Company on the facility.

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

There was no balance outstanding on the line of credit as of December 31, 2022. The following table is a summary of activity on the WTNB line of credit for the nine months ended December 31, 2022:

Principal
Balance at April 1, 2022:	$-
Borrowings	675,000
Repayments	(675,000)
Balance at December 31, 2022:	$-

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

The balance sheets classification of lease assets and liabilities was as follows:

December 31, 2022
Assets
Operating lease right-of-use asset, beginning balance	$129,923
Current period amortization	(40,529)
Total operating lease right-of-use asset	$89,394

Liabilities
Operating lease liability, current	$55,841
Operating lease liability, long term	33,553
Total lease liabilities	$89,394

Future minimum lease payments as of December 31, 2022 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2023	14,560
Fiscal Year Ended March 31, 2024	58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$92,213
Less: imputed interest	(2,819)
Operating lease liability	89,394
Less: operating lease liability, current	(55,841)
Operating lease liability, long term	$33,553

Net cash paid for our operating lease for the nine months ended December 31, 2022 and 2021 was $32,001 and $31,570, respectively. Rent expense, less sublease income of $11,679 and $14,662, respectively, is included in general and administrative expenses.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties during fiscal 2016, we are in a net deferred tax asset position as of December 31, 2022. Our deferred tax asset for federal income tax purposes is $202,543 as of December 31, 2022 with a valuation amount of $202,543. We believe it is more likely than not that these deferred tax assets will not be realized. Management considers the likelihood that the Company’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company deferred tax asset as required by applicable accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Company’s assessment resulted in application of a valuation allowance against the deferred tax asset as of December 31, 2022.

8. Related Party Transactions

Related party transactions for the Company relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2022 and 2021 was $11,598 and $12,276, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2022 and 2021 was $35,333 and $35,332, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending December 31, 2022 and 2021 were $3,893. Amounts paid by the principal stockholder directly to the lessor for the nine months ending December 31, 2022 and 2021 were $11,679 and $11,882, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and nine month periods ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2022	2021	2022	2021
Net income	$1,244,785	$753,302	$3,755,173	$1,857,136

Shares outstanding:
Weighted avg. shares outstanding – basic	2,147,750	2,120,912	2,148,859	2,096,433
Effect of assumed exercise of dilutive stock options	57,956	55,328	64,793	50,284
Weighted avg. shares outstanding – dilutive	2,205,706	2,176,240	2,213,652	2,146,717

Income per common share:
Basic	$0.58	$0.36	$1.75	$0.89
Diluted	$0.56	$0.35	$1.70	$0.89

For the three months ended December 31, 2022, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $18.05 at December 31, 2022.

For the three and nine months ended December 31, 2021, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $8.51 at December 31, 2021.

10. Stockholders’ Equity

In June 2022, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the board of directors. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards. Repurchases will be funded from cash flow from operations.

During the three months ended December 31, 2022, the Company repurchased 12,416 shares for the treasury at an aggregate cost of $168,260. There were no shares of common stock repurchased for the treasury account during the three months ended December 31, 2021. Subsequently, in January 2023, the Company repurchased 1,300 shares for the treasury at an aggregate cost of $16,359.

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

At December 31, 2022, we had working capital of $2,468,314 compared to working capital of $2,469,776 at March 31, 2022, a decrease of $1,462 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Nine Months Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	4,350,920	2,728,586	1,622,334
Net cash used in investing activities	(4,969,269)	(1,021,849)	3,947,420
Net cash used in financing activities	(121,381)	(884,360)	(762,979)

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the nine months ended December 31, 2022 was $4,350,920 in comparison to $2,728,586 for the nine months ended December 31, 2021. This increase of $1,622,334 in our cash flow operating activities consisted of an increase in our non-cash expenses of $496,349; an increase in our accounts receivable of $639,657; and, an increase in our net income for the current nine months of $1,898,037. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the nine months ended December 31, 2022, we had net cash of $4,969,269 used for additions to oil and gas properties compared to $1,021,849 for the nine months ended December 31, 2021.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $121,381 for the nine months ended December 31, 2022 compared to cash flow used in our financing activities of $884,360 for the nine months ended December 31, 2021. During the nine months ended December 31, 2022, we received advances and made repayments of $675,000 on our credit facility, received proceeds of $16,700 from the exercise of director stock options, received payment of $30,179 from a director for profits on purchase of stock within the six-month window of a previous stock sale, and expended $168,260 for the purchase of 12,416 shares of our stock for the treasury.

Accordingly, net cash decreased $739,730, leaving cash and cash equivalents on hand of $631,036 as of December 31, 2022.

Oil and Natural Gas Property Development.

New Participations in Fiscal 2023. The Company currently plans to participate in the drilling and completion of 50 horizontal wells at an estimated aggregate cost of approximately $4,000,000 for the fiscal year ending March 31, 2023, of which 53% will be spent in the Delaware Basin and the remaining balance in the Midland Basin. Thirty-eight of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico and twelve are in the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas.

In April 2022, Mexco expended approximately $176,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

Mexco expended approximately $1,196,000 to participate in the drilling and completion of three horizontal wells in the Wolfcamp Sand formation of the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas. Mexco’s working interest in these wells is 3.2%. These wells were completed in October 2022 with initial average production rates of 507 barrels of oil, 2,147 barrels of water and 2,147,000 cubic feet of gas per day, or, 560 barrels of oil equivalent per day.

Mexco expended approximately $681,000 to participate in the drilling and completion of eight horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%. These wells are currently being completed.

Mexco expended approximately $607,000 to participate in the drilling and completion of a horizontal well in the Wolfcamp Sand formation of the Midland Basin in Reagan County, Texas. Mexco’s working interest in this well is 5.1%. This well was completed in October 2022 with initial average production rates of 134 barrels of oil, 874 barrels of water and 143,000 cubic feet of gas per day, or, 158 barrels of oil equivalent per day.

Mexco expended approximately $625,000 to participate in the drilling and completion of four horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is 2.1%. These wells began producing in October 2022 with initial average production rates of 1,154 barrels of oil, 2,887 barrels of water and 2,966,000 cubic feet of gas per day, or, 1,648 barrels of oil equivalent per day.

Mexco expended approximately $78,000 to participate in the drilling and completion of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .22%. These wells are currently being completed.

Mexco expended approximately $85,000 to participate in the drilling and completion of eight horizontal wells in the Spraberry trend of the Midland Basin in Reagan County, Texas. Mexco’s working interest in these wells is approximately .08%. These wells are currently being completed.

Mexco expended $16,000 to participate in the drilling and completion of three horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .05%. These wells are currently being completed.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $200,000 has been funded through December 31, 2022. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio.

Completion of Wells Drilled in Fiscal 2022. The Company expended approximately $329,000 for the completion costs of 8 horizontal wells located in Lea County, New Mexico that the Company participated in drilling during fiscal 2022. The first 4 of these wells began producing in May 2022 and the remaining 4 were completed in November 2022 with initial average production rates of 953 barrels of oil, 4,063 barrels of water and 3,071,000 cubic feet of gas per day, or, 1,465 barrels of oil equivalent per day.

Acquisitions in Fiscal 2023. The Company acquired various royalty (mineral) interests in 22 wells and several additional potential locations for development operated by Chesapeake Energy Corporation and located in the Eagleford area of Dimmit County, Texas for a purchase price of $939,000 which was effective April 1, 2022.

Subsequent Participations. In January 2023, Mexco expended $180,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico.

In February 2023, Mexco expended approximately $31,000 to participate in the drilling and completion of seven horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $67.00 per bbl in December 2022 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $3.46 per MMBtu in November 2022 to a high of $9.85 per MMBtu in August 2022.

On December 31, 2022, the WTI posted price for crude oil was $76.24 and the Henry Hub posted price for natural gas was $3.52. See Results of Operations below for realized price.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2022:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$92,213	$58,240	$33,973	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38-month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,572 less than 1 year and $9,083 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2022 and 2021. For the quarter ended December 31, 2022, there was net income of $1,244,785 compared to $753,302 for the quarter ended December 31, 2021, a 65% increase as a result of an increase in operating revenues due to an increase in oil and gas production and prices partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,486,017 for the third quarter of fiscal 2023, a 58% increase from $1,573,984 for the same period of fiscal 2022. This resulted from an increase in oil and natural gas production volumes and an increase in oil price partially offset by a decrease in natural gas price.

	2022	2021	% Difference
Oil:
Revenue	$1,750,539	$1,073,078	63.1%
Volume (bbls)	21,308	14,142	50.7%
Average Price (per bbl)	$82.15	$75.88	8.3%

Gas:
Revenue	$735,478	$500,906	46.8%
Volume (mcf)	145,980	91,534	59.5%
Average Price (per mcf)	$5.04	$5.47	(7.9%)

Production and exploration. Production costs were $478,670 for the third quarter of fiscal 2023, a 64% increase from $291,068 for the same period of fiscal 2022. This is primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $496,509 for the third quarter of fiscal 2023, an 85% increase from $268,018 for the same period of fiscal 2022, primarily due to an increase in production and full cost pool amortization base partially offset by an increase in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $288,536 for the third quarter of fiscal 2023, a 20% increase from $239,767 for the same period of fiscal 2022. This was primarily due to an increase in salaries, employee stock option compensation and accounting fees.

Interest expense. Interest expense was $3,230 for the third quarter of fiscal 2023, a 3% increase from $3,132 for the same period of fiscal 2022, due to an increase in interest rate.

Income taxes. Income tax expense was $61,986 for the three months ended December 31, 2022, an 89% increase from $32,785 for the three months ended December 31, 2021 consisting only of state income tax. This increase was due to our continuing development program primarily in the State of New Mexico. The effective tax rate for the three months ended December 31, 2022 and 2021 was 5% and 4%, respectively. For federal income tax purposes, we are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations – Nine Months Ended December 31, 2022 and 2021. For the nine months ended December 31, 2022, there was a net income of $3,755,173 compared to net income of $1,857,136 for the nine months ended December 31, 2021. This was a result of an increase in operating revenues due to an increase in oil and gas production volumes and prices partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $7,184,025 for the nine months ended December 31, 2022, a 64% increase from $4,370,720 for the same period of fiscal 2022. This resulted from an increase in oil and natural gas prices and an increase in oil and natural gas production volumes.

	2022	2021	% Difference
Oil:
Revenue	$4,707,735	$3,193,315	47.4%
Volume (bbls)	50,052	45,857	9.1%
Average Price (per bbl)	$94.06	$69.64	35.1%

Gas:
Revenue	$2,476,290	$1,177,405	110.3%
Volume (mcf)	394,293	274,204	43.8%
Average Price (per mcf)	$6.28	$4.29	46.3%

Production and exploration. Production costs were $1,308,143 for the nine months ended December 31, 2022, a 45% increase from $903,643 for the nine months ended December 31, 2021. This increase is primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $1,268,016 for the nine months ended December 31, 2022, a 56% increase from $812,398 for the nine months ended December 31, 2021, due to an increase production and full cost pool amortization base partially offset by an increase in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $876,735 for the nine months ended December 31, 2022, a 19% increase from $739,469 for the nine months ended December 31, 2021. This was primarily due to an increase in employee stock option compensation, salaries and contract services, and legal fees.

Interest expense. Interest expense was $9,770 for the nine months ended December 31, 2022, a 58% decrease from $23,255 for the nine months ended December 31, 2021 due to a decrease in borrowings.

Income taxes. Income tax expense was $115,236 for the nine months ended December 31, 2022, a 108% increase from $55,492 for the nine months ended December 31, 2021 consisting only of state income tax. This increase was due to our continuing development program primarily in the State of New Mexico. The effective tax rate for the nine months ended December 31, 2022 and 2021 was 3%. For federal income tax purposes, we are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2022, our largest credit risk associated with any single purchaser was $1,255,427 or 61% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $67.00 per bbl in December 2022 to a high of $119.68 per bbl in March 2022. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $3.46 per MMBtu in November 2022 to a high of $9.85 per MMBtu in August 2022. On December 31, 2022, the WTI posted price for crude oil was $76.24 and the Henry Hub posted price for natural gas was $3.52. See Results of Operations above for the Company’s realized prices during the three and nine months. Subsequently, on January 24, 2023, the WTI posted price for crude oil was $76.11 and the Henry Hub posted price for natural gas was $3.35.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2023, pretax income would have changed by $500,520. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2023, pretax income would have changed by $394,293.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

On June 23, 2022, our board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the board of directors. The following table provides information related to repurchases of our common stock for the treasury account during the nine months ended December 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1-31, 2022	-	-	-	$250,000
August 1-31, 2022	-	-	-	$250,000
September 1-30, 2022	-	-	-	$250,000
October 1-31, 2022	-	-	-	$250,000
November 1-30, 2022	3,716	$14.51	3,716	$196,072
December 1-31, 2022	8,700	$13.14	8,700	$81,740

(1)	The program authorizing the use of up to $250,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on June 23, 2022 and does not have an expiration date. As of December 31, 2022, 12,416 shares of Mexco’s common stock have been purchased for a total of $168,260.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extenstion Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 10, 2023	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 10, 2023	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

