Form 10-K
period 2023-03-31
MEXCO ENERGY CORP
filed 2023-06-26
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31785

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 W. Wall, Suite 475	(432) 682-1119
Midland,Texas 79701	(Registrant’s telephone number, including area code)
(Address of principal executive offices, Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	MXC	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2022 (the last business day of the Registrant’s most recently completed second quarter) was $18,892,271 as computed by reference to the last reported sale.

There were 2,136,500 shares of the registrant’s common stock outstanding as of June 26, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2023 Annual Meeting of Shareholders to be held on September 12, 2023, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2023, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2023 were approximately 1.552 million barrels of oil equivalent (“MMBOE”) of which 47% was oil and natural gas liquids and 53% was natural gas, and our estimated present value of proved reserves was approximately $39 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2024.

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

From 1983 to 2023, Mexco Energy Corporation made numerous acquisitions of royalties, overriding royalties, minerals and working interests in producing oil and gas properties including the following most significant acquisitions:

1990-1994	Royalty interests, aggregate purchase price of approximately $501,000 covering multiple wells in the Gomez (Ellenberger) Field of Pecos County, Texas.

1993-2014	Tabbs Bay Oil Company and Thompson Brothers Lumber Company, respectively dissolved in 1957 and 1947. Purchase covering thousands of acres located respectively in 19 counties of Texas, 3 parishes of Louisiana and one county in Arkansas and 8 counties of Texas, respectively consisting of various mineral, royalty and overriding royalty interests.

1997	Forman Energy Corporation, purchase price of $1,591,000 consisting primarily of working interests in approximately 634 wells located in 12 states.

2004	Royalty interests, purchase price $304,000 covering 37 producing wells in the Cotton Valley formation in Limestone County, Texas and the Lower Cotton Valley formation in Jackson Parish, Louisiana. This acreage contains 13 permitted or drilling wells and approximately 100 potential undrilled locations.

Royalty interests, purchase price $500,000 covering 4 producing gas units in Freestone County, Texas containing 33 producing wells and 17 potential undeveloped locations in the Cotton Valley formation.

2005	Royalty interests, purchase price $550,000 covering 75 producing wells, 9 permitted and/or drilling wells, and 83 potential undeveloped locations in the Cotton Valley formation of Freestone and Limestone Counties, Texas.

2007	Non-operated working interests, purchase price $425,000 covering 2 properties in Lea County, New Mexico.

Royalty (mineral) acreage, purchase price $1,850,000 covering 122 mineral acres in the Newark East (Barnett Shale) Field of Tarrant County, Texas amounting to approximately 21.45% royalty interest.

2008	Royalty (mineral) acreage, purchase price $429,000 covering 522 mineral acres in the Newark East (Barnett Shale) Field of Tarrant County, Texas containing 6 producing natural gas wells, 5 proven undeveloped well locations, and 6 potential drill sites on this acreage. In March 2009, purchased additional interests, $49,000.

2010	Southwest Texas Disposal Corporation, purchase price $478,000 consisting of royalty interests in over 300 wells located in 60 counties and parishes of 6 states.

Overriding royalty interests, purchase price $1,650,000 covering 5,120 gross acres over 8 sections in the Haynesville trend area of DeSoto Parish, Louisiana containing 6 horizontal producing wells, 2 wells drilling wells, and 57 additional potential drill sites. The Company paid $1.46 million in cash and the remainder was paid as 26,833 shares of its common stock issued from treasury shares.

2011	Non-operating working interests, purchase price $670,000 covering 160 gross acres in the Fuhrman-Mascho Field of Andrews County, Texas containing 5 producing wells in the Grayburg and San Andres formations and additional 11 potential drill sites. In March 2012, purchased additional working interests, $275,000.

2012	TBO Oil and Gas, LLC, purchase price of $1,150,000 consisting of working interests in approximately 280 wells located in 16 counties of 3 states.

2014	Royalty interests, purchase price $200,000 covering 43 wells in 12 counties of 8 states, primarily in Texas.

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

Non-Operated working interests, purchase price $200,000 covering 80 wells located in Hockley and Pecos Counties, Texas.

Non-Operated working interests, purchase price $450,000 covering 43 wells in Webster Parish, Louisiana; Eddy County, New Mexico; and, Nolan and Smith Counties, Texas.

2019	Royalty interest investment, $300,000 for a less than 1% investment commitment in a limited liability company, capitalized at approximately $50 million to purchase royalty interests consisting of minerals located in the Marcellus and Utica areas of Ohio. This LLC has returned $226,725 and 76% of the total investment since inception in fiscal 2020.

2022-2023	Overriding royalty interests, purchase price of $567,000 covering 53 producing wells and several additional potential locations for development in Atascosa and Karnes Counties, Texas.

Royalty interests, purchase price of $939,000 covering 22 producing wells and several additional potential locations for development in the Eagleford area of Dimmit County, Texas.

Royalty interest investment, $2,000,000 for an approximate 2% investment commitment in a limited liability company, capitalized at approximately $100 million to purchase royalty interests consisting of minerals located in the Marcellus and Utica areas of Ohio. As of the date of this report, $400,000 of the commitment has been expended.

Royalty interests, purchase price of $117,200 covering 28 producing wells in 6 counties in the Haynesville trend area of Louisiana and 5 counties in Texas.

Industry Environment and Outlook

The outbreak of the novel coronavirus (“COVID-19”) resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with excess supply of oil and related products, resulted in oil prices declining significantly in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations to meet forecasted future oil demand growth in 2023 and 2024, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments, and increases in cost over the last few years directed towards developing incremental oil supplies.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2023 operating results and potential impact on fiscal 2024 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2023, oil constituted approximately 70% of our oil and gas revenues and approximately 47% of our total proved reserves volumes for fiscal 2023. Revenues from oil and gas royalty interests accounted for approximately 28% of our oil and gas revenues for fiscal 2023.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Reeves and Loving Counties, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 80% of our discounted future net cash flows from proved reserves and 79% of our gross revenues.

The Permian Basin is one of the oldest and most prolific producing basins in North America which has been a significant source of oil production since the 1920s. The Permian Basin is known to have a number of zones of oil and natural gas bearing rock throughout.

The Delaware Basin properties, encompassing 30,007 gross acres, 195 net acres, 610 gross producing wells and 4 net wells account for approximately 58% of our discounted future net cash flows from proved reserves as of March 31, 2023. For fiscal 2023, these properties accounted for 62% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 15% are attributable to proven undeveloped reserves which would be developed through new drilling.

The Midland Basin properties, encompassing 97,584 gross acres, 256 net acres, 1,016 gross producing wells and 2 net wells account for approximately 18% of our discounted future net cash flows from proved reserves as of March 31, 2023. For fiscal 2023, these properties accounted for 14% of our net revenues. Of these discounted future net cash flows from proved reserves, approximately 8% are attributable to proven undeveloped reserves which would be developed through new drilling.

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

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2023	73,968	534,363
2022	61,689	393,841
2021	50,327	324,205
2020	44,301	294,007
2019	35,359	295,133

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

Major Customers

We made sales that amounted to 10% or more of oil and gas revenues as follows for the years ended March 31:

	2023	2022
Company A	53%	68%

Historically, the Company has not experienced significant credit losses on our oil and gas accounts and management is of the opinion that significant credit risk does not exist. Because a ready market exists for oil and gas production, we do not believe the loss of any individual purchaser would have a material adverse effect on our financial position or results of operations.

Environmental Regulation

The oil and gas industry is extensively regulated at the federal, state, and local levels. Regulations affecting elements of the energy sector are under constant review for amendment or expansion and frequently more stringent requirements are imposed. Various federal and state agencies, including the Texas Railroad Commission, the Bureau of Land Management (the “BLM”), an agency of the U.S Department of the Interior (“DOI”), the Federal Energy Regulatory Commission (“FERC”), the U.S. Environmental Protection Agency (the “EPA”), the Department of Transportation (“DOT”) and the U.S. Occupational Safety and Health Administration (“OSHA”), have legal and regulatory authority and oversight over the operations on the properties in which the Company owns an interest.

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

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2023. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2024.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2023.

Name	Age	Position
Nicholas C. Taylor	85	Chairman and Chief Executive Officer
Tamala L. McComic	54	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	78	Vice President
Stacy D. Hardin	58	Secretary and Assistant Treasurer

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

Stacy D. Hardin joined the Company in 2006 and was elected Corporate Secretary of the Company in September 2021. She has also served the Company as Assistant Treasurer of the Company since 2010 and from 2006 to 2021 was Assistant Secretary. Prior thereto, Ms. Hardin served as Assistant Controller.

Employees

As of March 31, 2023, we had three full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.

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

Prices for oil and natural gas fluctuate widely. We cannot predict future oil and natural gas prices with any certainty. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. Factors that can cause price fluctuations include the level of global demand for petroleum products; foreign supply and pricing of oil and gas; the actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls; nature and extent of governmental regulation and taxation, including environmental regulations; level of domestic and international exploration, drilling and production activity; the cost of exploring for, producing and delivering oil and gas; speculative trading in crude oil and natural gas derivative contracts; availability, proximity and capacity of oil and gas pipelines and other transportation facilities; weather conditions; the price and availability of alternative fuels; technological advances affecting energy consumption; national and international pandemics; and, overall political and economic conditions in oil producing countries.

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

Our results of operations may be negatively impacted by current global events.

The economies in the United States and certain countries in Europe and Asia have been growing, with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain South American nations, continue to face economic struggles or slowing economic growth. If these conditions worsen, combined with a decline in economic growth in other parts of the world, there could be a significant adverse effect on global financial markets and commodity prices. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. Global or national health concerns may adversely affect the Company by (i) reducing demand for its oil, NGLs and gas because of reduced global or national economic activity, (ii) impairing its supply chain (for example, by limiting manufacturing of materials used in operations) and (iii) affecting the health of its workforce, rendering employees unable to work or travel. If the economic climate in the United States or abroad were to deteriorate, due to inflation, rising interest rates or otherwise, demand for petroleum products could diminish or stagnate, which could depress the prices at which the Company could sell its oil, NGLs and gas, affect the ability of the Company’s vendors, suppliers and customers to continue operations and ultimately decrease the Company’s cash flows and profitability. In addition, reduced worldwide demand for debt and equity securities issued by oil and gas companies may make it more difficult for the Company to raise capital to fund its operations or refinance its debt obligations.

Changes in environmental laws could increase our operators’ costs and adversely impact our business, financial condition and cash flows.

President Biden has indicated that he is supportive of, and has issued executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and decarbonize electric generation and the transportation sector. In recent years the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. For example, the Inflation Reduction Act of 2022 (the “IRA”), which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties including the cost of abandoned properties, dry holes, geophysical costs and annual lease rentals. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Depletion of evaluated oil and natural gas properties is computed in the units of production method, whereby capitalized costs are amortized over total proved reserves. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” We use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date in estimating discounted future net reserves. Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. We incurred impairment charges during fiscal 2016 and may incur additional impairment charges in the future, particularly if commodity prices decline, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. There were no ceiling test impairments on our oil and gas properties during fiscal 2023 and 2022.

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

Approximately 26% and 37% of our total estimated net proved reserves at March 31, 2023 and 2022, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2023, differentials averaged $4.57 per Bbl of oil and ($0.28) per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

We depend, and will continue to depend in the foreseeable future, upon the continued services of our Chief Executive Officer, Nicholas C. Taylor and our President and Chief Financial Officer, Tamala L. McComic, who have extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and developing and executing acquisitions and financing. As of March 31, 2023, we do not have key-man insurance on the lives of Mr. Taylor and Ms. McComic. The unexpected loss of the services of one or more of these individuals could, therefore, significantly and adversely affect our operations.

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

As of March 31, 2023, our executive officers and directors beneficially owned approximately 47% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2023, we had interests in approximately 6,400 gross (18.5 net) producing oil and gas wells and owned leasehold mineral, royalty and other interests in approximately 544,000 gross (2,768 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2023 were $92.02 per bbl of oil compared to $74.52 in 2022, an increase of 23%, and $5.68 per mcf of natural gas compared to $4.60 in 2022, an increase of 23%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2023. The benchmark price of $87.45 per bbl of oil at March 31, 2023 versus $71.72 at March 31, 2022, was adjusted by lease for gravity, transportation fees and market differentials and did not give effect to derivative transactions. The benchmark price of $5.96 per mcf of natural gas at March 31, 2023 versus $4.09 at March 31, 2022, was adjusted by lease for BTU content, transportation fees and market differentials.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2023 and 2022 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

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

PROVED RESERVES

	March 31,
	2023	2022
Oil (Bbls):
Proved developed – Producing	451,000	391,060
Proved developed – Non-producing	35,770	37,620
Proved undeveloped	240,060	380,550
Total	726,830	809,230

Natural gas (Mcf):
Proved developed – Producing	3,826,370	3,454,310
Proved developed – Non-producing	145,000	129,160
Proved undeveloped	978,010	1,258,220
Total	4,949,380	4,841,690

Total net proved reserves (BOE) (1)	1,551,725	1,616,180

PV-10 Value (2)	$39,473,000	$30,777,000
Present value of future income tax discounted at 10%	(6,658,000)	(4,857,000)
Standardized measure of discounted future net cash flows (3)	$32,815,000	$25,920,000

Prices used in Calculating Reserves: (4)
Natural gas (per Mcf)	$5.68	$4.60
Oil (per Bbl)	$92.02	$74.52

(1)	These reserve estimates do not include the Company’s interest in two LLCs referred to in Item 1. Business – Company Profile on page 4 hereto. The first LLC has returned $226,725 and 76% of the total investment since inception in fiscal 2020.

(2)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

(3)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month first day of the month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.

(4)	These prices reflect adjustment by lease for quality, transportation fees and market differentials.

During fiscal 2023, we added proved reserves of 101 thousand BOE (“MBOE”) through extensions and discoveries, added 52 MBOE through acquisitions, subtracted 54 MBOE for downward revisions of previous estimates. Such downward revisions are primarily the result of reserves written off due to the five-year limitation and the change in the timing of new development. They are primarily royalty interests on leases in Loving, Pecos and Ward Counties, Texas which are held by production and still in place to be developed in the future.

During the fiscal year ending March 31, 2023, we had a working or royalty interest in the development of 59 wells converting reserves of approximately 186,000 BOE from proved undeveloped to proved developed – producing with capital cost of approximately $3,612,000.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2023, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2023		2022
	Gross	Net	Gross	Net
Exploratory Wells
Beginning wells in progress	-	-	-	-
Wells spud	-	-	-	-
Successful wells	-	-	-	-
Ending wells in progress	-	-	-	-

Development Wells
Beginning wells in progress	11	.04	12	.06
Wells spud	54	.36	44	.13
Successful wells	(44)	(.35)	(45)	(.15)
Ending wells in progress	21	.05	11	.04

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

In addition to the working interests mentioned above, other operators drilled 85 gross wells (.04 net wells) on company-owned minerals and royalties at no expense to the Company. We expect the production of our mineral interests will increase as operators continue to drill, complete and develop our acreage. We expect to capitalize on this development, which requires no capital expenditure funding from us, and believe the anticipated aggregate royalty receipts will enable us to grow our cash flows. A number of the horizontal wells in which the Company participates involve longer lateral which are more efficient and have greater estimated ultimate recovery.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2023, we held an interest in approximately 6,400 gross (18.5 net) productive wells, including approximately 5,200 wells in which we held an overriding or royalty interest and 1,100 wells in which we held a working interest.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2023:

	Acreage
	Gross	Net
Texas	348,600	1,586
Oklahoma	70,900	884
Louisiana	35,300	25
New Mexico	30,600	185
North Dakota	22,600	29
Ohio	14,500	1
Kansas	8,500	41
Montana	5,000	1
Wyoming	3,800	5
Arkansas	1,600	5
Colorado	1,100	1
Alabama	1,000	2
Mississippi	700	2
Virginia	100	1
Total	544,300	2,768

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Years Ended March 31,
	2023	2022
Oil (a):
Production (Bbls)	73,968	61,689
Revenue	$6,522,163	$4,685,094
Average Bbls per day (d)	203	169
Average sales price per Bbl	$88.18	$75.95
Gas (b):
Production (Mcf)	534,363	393,841
Revenue	$2,858,460	$1,840,170
Average Mcf per day (d)	1,464	1,079
Average sales price per Mcf	$5.35	$4.67
Total BOE (c)	163,029	127,329
Production costs:
Production expenses:	$1,039,893	$778,308
Production expenses per BOE	$6.38	$6.11
Production expenses per sales dollar	$0.11	$0.12
Production and ad valorem taxes:	$679,826	$502,804
Production and ad valorem taxes per BOE	$4.17	$3.95
Production and ad valorem taxes per sales dollar	$0.07	$0.08
Total oil and gas revenue	$9,380,623	$6,525,264

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365 day year.

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

		High	Low
2023:	April - June 2022	$24.18	$13.79
	July - September 2022	20.84	14.43
	October - December 2022	18.25	12.40
	January - March 2023	15.39	10.50

2022:	April - June 2021	$10.60	$6.88
	July - September 2021	11.80	7.80
	October - December 2021	18.00	8.35
	January - March 2022	43.00	9.00

On March 31, 2023, the closing sales price of our common stock on the NYSE American was $11.38 per share.

Stockholders

As of March 31, 2023, we had 2,221,416 shares issued and 849 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name. Of these issued shares, 85,416 are held in the treasury.

Dividends

As of March 31, 2023, the Company had never paid a cash dividend to the Company’s shareholders. Payment of dividends are at the discretion of our Board of Directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current bank loan prohibits us from paying cash dividends on our common stock without written permission.

Subsequently, on April 10, 2023, the Company announced that its Board of Directors declared a special dividend of $0.10 per common share to its shareholders of record at the close of business on May 1, 2023. The special dividend was paid on May 15, 2023. The Company obtained written permission from WTNB prior to declaring the special dividend.

The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount or type of any future dividends. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2023, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	45,250	$5.27	-
2019 Plan	200,000	94,000	9.85	98,000
Total	400,000	139,250	$8.36	98,000

Issuer Repurchases

In September 2022, the board of directors authorized the use of up to $250,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the board of directors. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow from operations.

The following table provides information related to repurchases of our common stock for the treasury account during the year ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 1-30, 2022	3,716	$14.51	3,716	$196,072
December 1-31, 2022	8,700	$13.14	8,700	$81,740
January 1-31, 2023	1,300	$12.58	1,300	$65,381
February 1-28, 2023	1,727	$12.75	1,727	$43,359
March 1-31, 2023	2,973	$12.73	2,973	$5,506

During the year ended March 31, 2023, the Company repurchased 18,416 shares for the treasury account at an aggregate cost of $244,494, an average price of $13.28 per share. There were no shares of our common stock repurchased for the treasury account during the fiscal year ended March 31, 2022.

Subsequently, in April 2023, the Company’s Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value, $0.50, for the treasury account. This authorization replaced the previously authorized $250,000 common stock repurchase program which had $5,506 remaining at the time it was replaced.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022. The IRA 2022 does provide for certain exceptions for repurchases of stock including an exception as long as the aggregate value of the repurchases for the tax year does not exceed $1,000,000.

ITEM 6. RESERVED

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Years Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$6,515,895	$3,744,407	$2,771,488
Net cash used in investing activities	$(5,441,075)	$(1,710,024)	$3,731,051
Net cash used in financing activities	$(209,815)	$(721,430)	$(511,615)

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the year ended March 31, 2023 was $6,515,895 in comparison to $3,744,407 for the year ended March 31, 2022. This increase of $2,771,488 in our cash flow operating activities consisted of an increase in our non-cash expenses of $565,838; a decrease in our accounts receivable of $594,673; a decrease of $128,615 in our accounts payable and accrued expenses; and, an increase in our net income of $1,807,636. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of production expenses and engineering services. Our expenses also consist of employee compensation, accounting, insurance and other general and administrative expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the year ended March 31, 2023, we had net cash of $5,014,357 used for additions to oil and gas properties and a $425,000 investment in two limited liability companies compared to $1,635,024 and $75,000, respectively, for the year ended March 31, 2022.

Cash Flow Used in Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $209,815 for the year ended March 31, 2023 compared to net cash flow used in our financing activities of $721,430 for the year ended March 31, 2022. During the year ended March 31, 2023, we received advances and made payments of $675,000 on our credit facility, received proceeds of $16,700 from the exercise of director stock options, received payment of $30,179 form a director for profits on purchase of stock within the six-month window of a previous stock sale, expended $244,494 for the purchase of 18,416 shares of our stock for the treasury and, expended $12,200 for the renewal of our credit facility. During the year ended March 31, 2022, we received advances of $275,000 and made payments of $1,455,000 on our credit facility and received proceeds of $458,570 for the exercise of employee and director stock options.

Accordingly, net cash increased $865,005, leaving cash and cash equivalents on hand of $2,235,771 as of March 31, 2023.

We had working capital of $3,475,776 as of March 31, 2023 compared to working capital of $2,469,776 as of March 31, 2022, an increase of $1,006,000 for the reasons set forth below.

Oil and Natural Gas Property Development.

New Participations in Fiscal 2023. The Company participated in the drilling and completion of 50 horizontal wells at a cost of approximately $4,200,000, of which $3,750,000 was expended during the fiscal year ending March 31, 2023. Eighteen of these wells have not been completed. Thirty-nine of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico and twelve are in the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas.

In addition to the above working interests, there were 85 gross wells (.04 net wells) drilled by other operators on Mexco’s royalty interests and 50 gross wells (.29 net wells) obtained through acquisitions.

In April 2022, Mexco expended approximately $176,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%. Subsequently, in May 2023, Mexco expended approximately $211,000 to complete these wells.

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

Mexco expended approximately $681,000 to participate in the drilling and completion of eight horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%. These wells were completed in February and March 2023 with initial average production rates of 1,011 barrels of oil, 4,581 barrels of water and 3,577,000 cubic feet of gas per day, or 1,607 barrels of oil equivalent per day.

Mexco expended approximately $607,000 to participate in the drilling and completion of a horizontal well in the Wolfcamp Sand formation of the Midland Basin in Reagan County, Texas. Mexco’s working interest in this well is 5.1%. This well was completed in October 2022 with initial average production rates of 295 barrels of oil, 1,313 barrels of water and 237,000 cubic feet of gas per day, or, 335 barrels of oil equivalent per day.

Mexco expended approximately $649,000 to participate in the drilling and completion of four horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is 2.1%. These wells began producing in October 2022 with initial average production rates of 1,154 barrels of oil, 2,887 barrels of water and 2,966,000 cubic feet of gas per day, or, 1,648 barrels of oil equivalent per day.

Mexco expended approximately $84,000 to participate in the drilling and completion of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .22%. These wells began producing in January 2023 with initial average production rates of 1,367 barrels of oil, 3,900 barrels of water and 1,786,000 cubic feet of gas per day, or, 1,665 barrels of oil equivalent per day.

Mexco expended approximately $30,000 to participate in the drilling and completion of two horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .1%. These wells began producing in February 2023 with initial average production rates of 622 barrels of oil, 1,991 barrels of water and 262,000 cubic feet of gas per day, or, 666 barrels of oil equivalent per day.

Mexco expended approximately $93,000 to participate in the drilling and completion of eight horizontal wells in the Spraberry trend of the Midland Basin in Reagan County, Texas. Mexco’s working interest in these wells is approximately .11%. These wells began producing in December 2022.

Mexco expended $16,000 to participate in the drilling and completion of three horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .05%. These wells were subsequently completed in May 2023 with initial average production rates of 437 barrels of oil, 983 barrels of water and 603,000 cubic feet of gas per day, or, 538 barrels of oil equivalent per day.

In February 2023, Mexco expended approximately $31,000 to participate in the drilling and completion of seven horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately .03%. These wells are currently being completed.

In January 2023, Mexco expended $180,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately .52%. These wells are currently awaiting completion operations.

In March 2023, Mexco expended approximately $60,000 to participate in the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately .285%. These wells began drilling in April 2023.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $400,000 has been funded to date. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio.

Completion of Wells Drilled in Fiscal 2023. The Company expended approximately $329,000 for the completion costs of 8 horizontal wells located in Lea County, New Mexico that the Company participated in drilling during fiscal 2022. The first 4 of these wells began producing in May 2022 and the remaining 4 were completed in November 2022 with initial average production rates of 1,168 barrels of oil, 3,797 barrels of water and 2,621,000 cubic feet of gas per day, or, 1,605 barrels of oil equivalent per day.

Acquisitions in Fiscal 2023. The Company acquired various royalty (mineral) interests in 22 wells and several additional potential locations for development operated by Chesapeake Energy Corporation and located in the Eagleford area of Dimmit County, Texas for a purchase price of $939,000 which was effective April 1, 2022.

The Company also acquired, for a purchase price of $117,200, royalty interests covering 28 producing wells in 6 counties in the Haynesville trend area of Louisiana and 5 counties in Texas.

Subsequent Participations. In May 2023, Mexco expended approximately $133,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico.

Mexco expended approximately $68,000 to participate in the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Markets. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $118.09 per bbl in June 2022. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.93 per MMBtu in March 2023 to a high of $9.85 per MMBtu in August 2022.

On March 31, 2023 the WTI posted price for crude oil was $71.65 per bbl and the Henry Hub spot price for natural gas was $2.10 per MMBtu. See Results of Operations below for realized prices.

Results of Operations

Fiscal 2023 Compared to Fiscal 2022

We had net income of $4,662,702 for the year ended March 31, 2023 compared to $2,855,066 for the year ended March 31, 2022, a 63% increase as a result of an increase in operating revenues due to an increase in oil and natural gas prices and production partially offset by an increase in operating expenses that is further explained below.

Oil and natural gas sales. Revenue from oil and natural gas sales was $9,380,623 for the year ended March 31, 2023, a 44% increase from $6,525,264 for the year ended March 31, 2022. This resulted from an increase in oil and natural gas production volumes and an increase in oil and natural gas prices. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2023	2022	% Difference
Oil:
Revenue	$6,522,163	$4,685,094	39.2%
Volume (bbls)	73,968	61,689	19.9%
Average Price (per bbl)	$88.18	$75.95	16.1%

Gas:
Revenue	$2,858,460	$1,840,170	55.3%
Volume (mcf)	534,363	393,841	35.7%
Average Price (per mcf)	$5.35	$4.67	14.6%

Production and exploration. Production costs were $1,719,719 in fiscal 2023, a 34% increase from $1,281,112 in fiscal 2022. This was primarily the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $1,854,047 in fiscal 2023, a 38% increase from $1,345,435 in fiscal 2022. This was primarily due to an increase in oil and gas production and an increase in the full cost pool amortization and a decrease in the oil and gas reserves.

General and administrative expenses. General and administrative expenses were $1,120,691 for the year ended March 31, 2023, an 18% increase from $949,079 for the year ended March 31, 2022. This was primarily due to an increase in employee stock option compensation, salaries and contract services, legal and accounting fees.

Interest expense. Interest expense was $13,097 in fiscal 2023, a 51% decrease from $26,512 in fiscal 2022, due to a decrease in borrowings.

Income taxes. There was no federal income tax for fiscal 2023 or fiscal 2022. We are in a net deferred tax asset position and believe it is more likely than not that these deferred tax assets will not be realized. State income tax was $164,510 in fiscal 2023, a 61% increase from $102,356 in fiscal 2022, due to the increase in oil and natural gas sales. The effective tax rate for fiscal 2023 and fiscal 2022 was 3.4% and 3.5%, respectively.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2023:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$77,653	$58,240	$19,413	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38-month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,572 less than 1 year and $5,191 1-3 years for his portion of the shared office space.

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

Revenue Recognition - Revenue from Contracts with Customers. Revenues from our royalty and non-operated working interest properties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to three months after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices. Any identified differences between its revenue estimates and actual revenue received historically have not been significant.

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

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2023, our largest credit risk associated with any single purchaser was $634,672 or 46% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $118.09 per bbl in June 2022. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.93 per MMBtu in March 2023 to a high of $9.85 per MMBtu in August 2022. On March 31, 2023 the WTI posted price for crude oil was $71.65 per bbl and the Henry Hub spot price for natural gas was $2.10 per MMBtu. See Results of Operations above for the Company’s realized prices during the fiscal year. Subsequently, on June 21, 2023, the WTI posted price for crude oil was $68.51 and the Henry Hub posted price for natural gas was $2.24.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for fiscal 2023, our pretax income would have changed by $739,680. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2023, pretax income would have changed by $534,363.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F2 through F20 hereof and are incorporated herein by reference.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2023.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 12, 2023 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2023, which is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	Chairman of the Board and Chief Executive Officer		President and Chief Financial Officer

Dated: June 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 26, 2023, by the following persons on behalf of the Registrant and in the capacity indicated.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mexco Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the Company) as of March 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Mexco Energy Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

PCAOB ID #410

Midland, Texas

June 26, 2023

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$2,235,771	$1,370,766
Accounts receivable:
Oil and natural gas sales	1,366,784	1,310,137
Trade	7,031	-
Prepaid drilling	67,951	-
Prepaid costs and expenses	56,502	52,636
Total current assets	3,734,039	2,733,539
Property and equipment, at cost
Oil and gas properties, using the full cost method	45,391,634	40,373,741
Other	121,926	120,208
Accumulated depreciation, depletion and amortization	(32,215,095)	(30,361,047)
Property and equipment, net	13,298,465	10,132,902
Investment – cost basis	700,000	275,000
Operating lease, right-of-use asset	75,629	129,923
Other noncurrent assets	12,156	13,156
Total assets	$17,820,289	$13,284,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$201,898	$209,469
Operating lease liability, current	56,366	54,294
Total current liabilities	258,263	263,763
Long-term liabilities
Long-term debt	-	-
Operating lease liability, long-term	19,263	75,629
Asset retirement obligations	710,276	720,512
Total long-term liabilities	729,539	796,141
Total liabilities	987,802	1,059,904

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,221,416 and 2,216,416 shares issued; and, 2,136,000 and 2,149,416 shares outstanding as of March 31, 2023 and 2022	1,110,708	1,108,208
Additional paid-in capital	8,321,145	8,133,982
Retained earnings	7,991,129	3,328,427
Treasury stock, at cost (85,416 and 67,000 shares, respectively)	(590,495)	(346,001)
Total stockholders’ equity	16,832,487	12,224,616
Total liabilities and stockholders’ equity	$17,820,289	$13,284,520

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2023	2022
Operating revenues:
Oil sales	$6,522,163	$4,685,094
Natural gas sales	2,858,460	1,840,170
Other	176,666	62,516
Total operating revenues	9,557,289	6,587,780

Operating expenses:
Production	1,719,719	1,281,112
Accretion of asset retirement obligation	30,532	28,560
Depreciation, depletion and amortization	1,854,047	1,345,435
General and administrative	1,120,691	949,079
Total operating expenses	4,724,989	3,604,186

Operating income	4,832,300	2,983,594

Other income (expenses):
Interest income	8,009	340
Interest expense	(13,097)	(26,512)
Net other expense	(5,088)	(26,172)

Income before provision for income taxes	4,827,212	2,957,422

State income tax expense	164,510	102,356

Net income	$4,662,702	$2,855,066

Income per common share:
Basic:	$2.17	$1.36
Diluted:	$2.11	$1.32

Weighted average common shares outstanding:
Basic:	2,146,491	2,104,896
Diluted:	2,208,663	2,158,091

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2023 and 2022

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2021	$1,071,833	$7,624,214	$473,361	$(346,001)	$8,823,407
Net income	-	-	2,855,066	-	2,855,066
Issuance of stock through options exercised	36,375	422,195	-	-	458,570
Stock based compensation	-	87,573	-	-	87,573
Balance at March 31, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	4,662,702	-	4,662,702
Issuance of stock through options exercised	2,500	14,200	-	-	16,700
Profit from purchase of stock by insider		30,179			30,179
Purchase of stock				244,494	244,494
Stock based compensation	-	142,783	-	-	142,783
Balance at March 31, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487

SHARE ACTIVITY
	2023	2022
Common stock shares, issued:
At beginning of year	2,216,416	2,143,666
Issued	5,000	72,750
At end of year	2,221,416	2,216,416

Common stock shares, held in treasury:
At beginning of year	(67,000)	(67,000)
Acquisitions	(18,416)	-
At end of year	(85,416)	(67,000)

Common stock shares, outstanding
At end of year	2,136,000	2,149,416

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2023	2022
Cash flows from operating activities:
Net income	$4,662,702	$2,855,066
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	142,783	87,573
Depreciation, depletion and amortization	1,854,047	1,345,435
Accretion of asset retirement obligations	30,532	28,560
Amortization of debt issuance costs	12,570	12,526
Changes in operating assets and liabilities:
Increase in accounts receivable	(63,678)	(658,351)
Decrease (increase) in right-of-use asset	54,294	(109,062)
Increase in prepaid expenses	(8,866)	(4,740)
(Decrease) increase in accounts payable and accrued expenses	(33,475)	95,140
(Decrease) increase in operating lease liability	(54,294)	107,959
Settlement of asset retirement obligations	(80,720)	(15,699)
Net cash provided by operating activities	6,515,895	3,744,407

Cash flows from investing activities:
Additions to oil and gas properties	(5,310,036)	(1,888,695)
Additions to other property and equipment	(1,718)	-
Drilling refund	295,679	241,702
Investment in limited liability companies at cost	(425,000)	(75,000)
Proceeds from sale of oil and gas properties and equipment	-	11,969
Net cash used in investing activities	(5,441,075)	(1,710,024)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,700	458,570
Profits from purchase of stock by insider	30,179	-
Proceeds from long-term debt	675,000	275,000
Debt issuance costs	(12,200)	-
Acquisition of treasury stock	(244,494)	-
Reduction of long-term debt	(675,000)	(1,455,000)
Net cash used in financing activities	(209,815)	(721,430)

Net increase in cash and cash equivalents	865,005	1,312,953

Cash and cash equivalents at beginning of year	1,370,766	57,813

Cash and cash equivalents at end of year	$2,235,771	$1,370,766

Supplemental disclosure of cash flow information:
Cash paid for interest	$528	$14,834
Accrued capital expenditures included in accounts payable	$28,186	$2,280

Non-cash investing and financing activities:
Asset retirement obligations	$23,492	$14,333
Operating lease – right of use asset and associated liabilities	$-	$165,007

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2023 and 2022

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2023, the Company had on deposit all of its cash and cash equivalents with three financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. The allowance for doubtful accounts is determined based on the Company’s previous loss history. The Company has not experienced any significant credit losses. For the years ended March 31, 2023 and 2022, no allowance has been made for doubtful accounts.

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

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool). Impairments transferred to the DD&A pool increase the DD&A rate. No costs were excluded for the years ended March 31, 2023 and 2022.

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

Revenue Recognition - Revenue from Contracts with Customers. Revenues from our royalty and non-operated working interest properties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received two to three months after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices. Any identified differences between its revenue estimates and actual revenue received historically have not been significant.

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

Investments. The Company accounts for investments of less than 3% in limited liability companies at cost. The Company has no control of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

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

3. Long-Term Debt

On December 28, 2018, the Company entered into a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”), which originally provided for a credit facility of $1,000,000 with a maturity date of December 28, 2021. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually.

On February 28, 2020, the Agreement was amended to increase the credit facility to $2,500,000, extend the maturity date to March 28, 2023 and increase the borrowing base to $1,500,000. On March 28, 2023, the Agreement was amended to extend the maturity date to March 28, 2026.

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of March 31, 2023, there was $1,500,000 available for borrowing by the Company on the facility.

No principal payments are anticipated to be required through the maturity date of the credit facility, March 28, 2026. Upon closing the first amendment to the Agreement, the Company paid a .1% loan origination fee of $2,500 and an extension fee of $3,125 plus legal and recording expenses totaling $12,266, which were also deferred over the life of the credit facility. Upon closing the second amendment to the Agreement, the Company paid a loan origination fee of $9,000 plus legal and recording expenses totaling $12,950, which were also deferred over the life of the credit facility.

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

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the special dividend on April 10, 2023 as discussed in Note 14. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the credit facility as of March 31, 2023. The following table is a summary of activity on the WTNB credit facility for the years ended March 31, 2023 and 2022:

Principal
Balance at April 1, 2021:	$1,180,000
Borrowings	275,000
Repayments	1,455,000
Balance at March 31, 2022:	$-
Borrowings	675,000
Repayments	675,000
Balance at March 31, 2023:	$-

4. Asset Retirement Obligations

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2023	2022
Carrying amount of asset retirement obligations, beginning of year	$735,512	$728,797
Liabilities incurred	23,492	14,333
Liabilities settled	(59,260)	(36,178)
Accretion expense	30,532	28,560
Revisions	-	-
Carrying amount of asset retirement obligations, end of year	730,276	735,512
Less: Current portion	20,000	15,000
Non-Current asset retirement obligation	$710,276	$720,512

5. Income Taxes

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, imposes a 15% corporate alternative minimum tax based on financial statement income, effective for tax years beginning after December 31, 2022. The IRA 2022 also establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022. The IRA 2022 did not impact the Company’s current year tax provision or the Company’s consolidated financial statements.

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the earliest year open to examination by U.S. federal and state income tax jurisdictions is 2018.

GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2023	2022
Deferred tax assets:
Percentage depletion carryforwards	$1,375,131	$1,117,622
Deferred stock-based compensation	22,041	30,094
Asset retirement obligation	153,358	154,458
Net operating loss	665,386	1,132,918
Other	11,642	10,263
	2,227,558	2,445,355
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	2,223,980	1,691,865
Deferred tax asset, net	$3,578	$753,490
Valuation allowance	(3,578)	(753,490)
Net deferred tax	$-	$-

As of March 31, 2023, the Company has a statutory depletion carryforward of approximately $6,500,000, which does not expire. At March 31, 2023, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $3,200,000, which will begin expiring in 2036. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2023	2022
Tax expense at federal statutory rate (1)	$979,167	$599,564
Statutory depletion carryforward	(257,509)	14,730
Change in valuation allowance	(749,912)	(504,911)
U. S. tax reform, corporate rate reduction	-	-
Permanent differences	28,196	(97,349)
State income expense	164,510	102,356
Other	58	(12,034)
Total income tax	$164,510	$102,356
Effective income tax rate	3.4%	3.5%

(1)	The federal statutory rate was 21% for fiscal years ending March 31, 2023 and 2022.

For the years ended March 31, 2023 and 2022, the Company did not have any uncertain tax positions.

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

Based on the material write-downs of the carrying value of our oil and natural gas properties for the year ending March 31, 2016, we are in a net deferred tax asset position for years ending March 31, 2023 and 2022. Our deferred tax asset is $3,578 as of March 31, 2023 with a valuation amount of $3,578. We believe it is more likely than not that these deferred tax assets will not be realized. Management considers the likelihood that the Company’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company deferred tax asset as required by applicable accounting standards. In light of those criteria for recognizing the tax benefit of deferred tax assets, the Company’s assessment resulted in application of a valuation allowance against the deferred tax asset as of March 31, 2023.

6. Major Customers

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

In fiscal 2023, one purchaser accounted for 53% of the total operating revenues and 46% of the total oil and natural gas accounts receivable and another purchaser accounted for 8% of the total operating revenues and 21% of the total oil and natural gas accounts receivable. In fiscal 2022, one purchaser accounted for 67% of the total operating revenues and 60% of the total oil and natural gas accounts receivable.

7. Oil and Natural Gas Costs

The costs related to the Company’s oil and natural gas activities were incurred as follows for the years ended March 31:

	2023	2022
Property acquisition costs:
Proved	$1,053,442	$560,893
Unproved	-	-
Exploration	-	-
Development	4,282,499	1,325,560
Capitalized asset retirement obligations	23,492	14,333
Total costs incurred for oil and gas properties	$5,359,433	$1,900,786

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2023	2022
Proved oil and gas properties	$45,391,634	$40,373,741
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	45,391,634	40,373,741
Less accumulated DD&A	32,099,439	30,248,651
	$13,292,195	$10,125,090

DD&A amounted to $14.56 and $10.57 per BOE of production for the years ended March 31, 2023 and 2022, respectively.

8. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2023	2022
Net income	$4,662,702	$2,855,066

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,146,491	2,104,896
Effect of the assumed exercise of dilutive stock options	62,172	53,195
Weighted avg. common shares outstanding – dilutive	2,208,663	2,158,091

Income per common share:
Basic	$2.17	$1.36
Diluted	$2.11	$1.32

For the year ended March 31, 2023, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $18.05 at March 31, 2023. For the year ended March 31, 2022, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $8.51 at March 31, 2022.

9. Stockholders’ Equity

In September 2022, the Board of Directors authorized the use of up to $250,000 to repurchase shares of the Company’s common stock for the treasury account. During the year ended March 31, 2023, the Company repurchased 18,416 shares for the treasury account at an aggregate cost of $244,494, an average price of $13.28 per share per share. There were no shares of common stock repurchased for the treasury account during fiscal 2022. Subsequently, in April 2023, the Company’s Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value, $0.50, for the treasury account. This authorization replaced the previously authorized $250,000 common stock repurchase program which had $5,506 remaining at the time it was replaced.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022. The IRA 2022 does provide for certain exceptions for repurchases of stock including an exception as long as the aggregate value of the repurchases for the tax year does not exceed $1,000,000.

On September 6, 2022, one of the Company’s directors paid the Company $30,179, representing profit on Company stock purchased within the six-month window of a previous Company stock sale. Such payment was made in accordance with Section 16(b) of the Securities Exchange Act of 1934.

10. Stock-based Compensation

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

During the year ended March 31, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options. During the year ended March 31, 2022, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options. Subsequently, in April 2023, the Compensation Committee approved and the Company granted 32,000 stock options.

The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2023 and 2022.

The Company recognized compensation expense of $142,783 and $87,573 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2023 and 2022, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2023 totals $498,285, which is expected to be recognized over a weighted average of 2.63 years.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model. Expected volatilities are based on historical volatility of the Company’s stock over the contractual term of 120 months and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company has only declared a special one-time dividend, no dividend yield was used in the calculation. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2023 and 2022. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2023	2022
Grant-date fair value	$12.44	$6.05
Volatility factor	57.3%	65.38%
Dividend yield	-	-
Risk-free interest rate	3.15%	.92%
Expected term (in years)	6.25	6.25

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2023, 1,000 unvested stock options were forfeited due to the resignation of an employee. During the year ended March 31, 2022, there were no stock options forfeited or expired.

The following table is a summary of activity of stock options for the years ended March 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2021	156,000	$5.28	5.53	$555,100
Granted	31,000	8.51
Exercised	(72,750)	6.30
Forfeited or Expired	-	-
Outstanding at March 31, 2022	114,250	$5.51	7.40	$1,221,670
Granted	31,000	18.05
Exercised	(5,000)	3.34
Forfeited or Expired	(1,000)	7.22
Outstanding at March 31, 2023	139,250	$8.36	7.04	$419,853

Vested at March 31, 2023	75,750	$5.02	5.70	$481,648
Exercisable at March 31, 2023	75,750	$5.02	5.70	$481,648

During the year ended March 31, 2023, stock options covering 5,000 shares were exercised with a total intrinsic value of $47,575. The Company received proceeds of $16,700 from these exercises. During the year ended March 31, 2022, stock options covering 72,750 shares were exercised with a total intrinsic value of $588,889. The Company received proceeds of $458,570 from these exercises. Subsequently, in May 2023, stock options covering 500 shares were exercised by a former employee. The Company received proceeds of $2,962 from these exercises.

Other information pertaining to option activity was as follows during the year ended March 31:

	2023	2022
Weighted average grant-date fair value of stock options granted (per share)	$12.44	$6.05
Total fair value of options vested	$102,348	$55,460
Total intrinsic value of options exercised	$47,575	$588,889

The following table summarizes information about options outstanding at March 31, 2023:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$ 3.34 – 4.83	32,750	$3.34
4.84 – 5.97	36,250	4.84
5.98 – 7.00	9,000	7.00
7.01 – 8.51	30,250	8.51
8.52 – 18.05	31,000	18.05
$ 3.34 – 18.05	139,250	$8.36	7.04	$419,853

Outstanding options at March 31, 2023 expire between August 1, 2024 and August 2032 and have exercise prices ranging from $3.34 to $18.05.

11. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2023 and 2022 were $47,055 and $46,595, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the year ending March 31, 2023 and 2022 were $15,572 and $15,775, respectively.

12. Leases

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

The balance sheets classification of lease assets and liabilities was as follows:

March 31, 2023
Assets
Operating lease right-of-use asset, beginning balance	$129,923
Current period amortization	(54,294)
Lease amendment	-
Total operating lease right-of-use asset	$75,629

Liabilities
Operating lease liability, current	$56,366
Operating lease liability, long term	19,263
Total lease liabilities	$75,629

Future minimum lease payments as of March 31, 2023 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2024	$58,240
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$77,653
Less: imputed interest	(2,024)
Operating lease liability	75,629
Less: operating lease liability, current	(56,366)
Operating lease liability, long term	$19,263

Net cash paid for our operating lease for the year ended March 31, 2023 and 2022 was $42,668 and $42,237, respectively. Rent expense, less sublease income of $15,572 and $18,555, respectively, is included in general and administrative expenses.

13. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2023 and 2022 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table presents the weighted average first-day-of-the-month prices used for oil and gas reserve preparation, based upon SEC guidelines.

	March 31,
	2023	2022	% Change
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$87.45	$71.72	22%
Natural gas per MMBtu	$5.96	$4.09	46%

The Company’s total estimated proved reserves at March 31, 2023 were approximately 1.552 MBOE of which 47% was oil and natural gas liquids and 53% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2021	738,000	4,595,000
Revision of previous estimates	(70,000)	(96,000)
Purchase of minerals in place	13,000	50,000
Extensions and discoveries	190,000	698,000
Sales of minerals in place	-	(11,000)
Production	(62,000)	(394,000)
As of March 31, 2022	809,000	4,842,000
Revision of previous estimates	(108,000)	328,000
Purchase of minerals in place	31,000	125,000
Extensions and discoveries	69,000	188,000
Sales of minerals in place	-	-
Production	(74,000)	(534,000)
As of March 31, 2023	727,000	4,949,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. Such downward revisions are primarily the result of reserves written off due to the five-year limitation and the change in the timing of new development. They are primarily royalty interests on leases in Loving, Pecos and Ward Counties, Texas which are held by production and still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2023 and 2022:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2021	413,050	3,639,330
As of March 31, 2022	428,680	3,583,470
As of March 31, 2023	486,770	3,971,370

Proved Undeveloped Reserves:
As of April 1, 2021	325,020	956,050
As of March 31, 2022	380,550	1,258,210
As of March 31, 2023	240,060	978,010

At March 31, 2023, the Company reported estimated PUDs of 403 MBOE, which accounted for 26% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 84 new wells (234 MBOE) operated by others, 8 wells are currently being drilled with plans for 15 wells to follow in fiscal 2024, 41 wells in fiscal 2025, 16 wells in fiscal 2026 and 4 wells fiscal 2027. The cost of these projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and bank borrowings. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2023.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas	Future
	(BOE)	Development Costs
PUDs, beginning of year	590,259	$6,512,956
Revision of previous estimates	(89,073)	10,017
Sales of reserves	-	-
Conversions to PD reserves	(186,360)	(3,612,315)
Additional PUDs added	88,239	926,882
PUDs, end of year	403,065	$3,837,540

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2023 and 2022 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2027 are $3,837,540.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2023 were $92.02 per bbl of oil and $5.68 per mcf of natural gas. The average prices used for fiscal 2022 were $74.52 per bbl of oil and $4.60 per mcf of natural gas.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2023 and 2022 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2023	2022
Future cash inflows	$94,972,000	$82,596,000
Future production costs and taxes	(23,800,000)	(21,351,000)
Future development costs	(4,280,000)	(6,839,000)
Future income taxes	(11,284,000)	(8,586,000)
Future net cash flows	55,608,000	45,820,000
Annual 10% discount for estimated timing of cash flows	(22,793,000)	(19,900,000)
Standardized measure of discounted future net cash flows	$32,815,000	$25,920,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2023	2022
Sales of oil and gas produced, net of production costs	$(7,661,000)	$(5,244,000)
Net changes in price and production costs	8,937,000	(16,829,000)
Changes in previously estimated development costs	413,000	(159,000)
Revisions of quantity estimates	(4,313,000)	(2,594,000)
Net change due to purchases and sales of minerals in place	2,030,000	568,000
Extensions and discoveries, less related costs	3,277,000	5,105,000
Net change in income taxes	(1,801,000)	(3,861,000)
Accretion of discount	3,947,000	3,078,000
Changes in timing of estimated cash flows and other	2,066,000	(565,000)
Changes in standardized measure	6,895,000	13,157,000
Standardized measure, beginning of year	25,920,000	12,763,000
Standardized measure, end of year	$32,815,000	$25,920,000

14. Subsequent Events

On April 10, 2023, the Company announced that its Board of Directors declared a special dividend of $0.10 per common share to its shareholders of record at the close of business on May 1, 2023. The special dividend was paid on May 15, 2023.

In April 2023, the Company expended approximately $133,200 to participate in the drilling of 4 horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico.

In May 2023, the Company expended approximately $210,600 to complete 4 horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico that were drilled during fiscal 2023.

In June 2023, the Company received approximately $258,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Reagan County, Texas.

The Company completed a review and analysis of all events that occurred after the consolidated balance sheet date to determine if any such events must be reported and has determined that there are no other subsequent events to be disclosed.

INDEX TO EXHIBITS

Exhibit
Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	2019 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 16, 2019, and incorporated herein by reference.

10.3	Loan Agreement dated December 28, 2018 between West Texas National Bank and Mexco Energy Corporation filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018, and incorporated herein by reference.

10.4	First Amendment to Loan Agreement dated February 28, 2020 to the Loan Agreement between West Texas National Bank and Mexco Energy Corporation dated December 31, 2018, and incorporated herein by reference.

10.5	Second Amendment to Loan Agreement dated March 28, 2023 to the Loan Agreement between West Texas National Bank and Mexco Energy Corporation dated December 31, 2018.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Weaver and Tidwell, L.L.P., Independent Registered Public Accounting Firm

23.2	Consent of Russell K. Hall & Associates, Inc., Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Russell K. Hall & Associates, Inc., Independent Petroleum Engineering Firm

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Innteractive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

36