Form 10-Q
period 2023-06-30
MEXCO ENERGY CORP
filed 2023-08-10
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 10, 2023 was 2,127,000.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,376,487	$2,235,771
Accounts receivable:
Oil and natural gas sales	893,251	1,366,784
Trade	10,718	7,031
Prepaid drilling	33,529	67,951
Prepaid costs and expenses	43,974	56,502
Total current assets	4,357,959	3,734,039

Property and equipment, at cost
Oil and gas properties, using the full cost method	45,648,608	45,391,634
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(32,701,280)	(32,215,095)
Property and equipment, net	13,069,254	13,298,465
Investments – cost basis	700,000	700,000
Operating lease, right-of-use asset	61,734	75,629
Other noncurrent assets	11,825	12,156
Total assets	$18,200,772	$17,820,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$210,310	$201,897
Operating lease liability, current	56,896	56,366
Total current liabilities	267,206	258,263
Long-term liabilities
Operating lease liability, long-term	4,838	19,263
Asset retirement obligations	697,607	710,276
Deferred income tax liabilities	88,683	-
Total long-term liabilities	791,128	729,539
Total liabilities	1,058,334	987,802

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,221,916 and 2,221,416 shares issued; and, 2,136,500 and 2,136,000 shares outstanding as of June 30, 2023 and March 31, 2023, respectively	1,110,958	1,110,708
Additional paid-in capital	8,378,832	8,321,145
Retained earnings	8,243,143	7,991,129
Treasury stock, at cost (85,416 shares)	(590,495)	(590,495)
Total stockholders’ equity	17,142,438	16,832,487
Total liabilities and stockholders’ equity	$18,200,772	$17,820,289

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2023	2022

Operating revenues:
Oil sales	$1,429,678	$1,559,321
Natural gas sales	285,412	856,792
Other	33,329	33,860
Total operating revenues	1,748,419	2,449,973

Operating expenses:
Production	349,407	435,028
Accretion of asset retirement obligations	7,356	7,519
Depreciation, depletion and amortization	486,186	387,128
General and administrative	340,969	290,243
Total operating expenses	1,183,918	1,119,918

Operating income	564,501	1,330,055

Other income (expense):
Interest income	23,695	35
Interest expense	(1,081)	(3,131)
Net other income (expense)	22,614	(3,096)

Income before provision for income taxes	587,115	1,326,959

Income tax expense:
Current	32,818	28,287
Deferred	88,683	-
Total income tax expense	121,501	28,287

Net income	$465,614	$1,298,672

Income per common share:
Basic:	$0.22	$0.60
Diluted:	$0.21	$0.59
Weighted average common shares outstanding:
Basic:	2,136,165	2,149,416
Diluted:	2,182,800	2,216,742

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	465,614	-	465,614
Dividends paid			(213,600)		(213,600)
Issuance of stock through options exercised	250	2,712			2,962
Stock based compensation	-	54,975	-	-	54,975
Balance at June 30, 2023	$1,110,958	$8,378,832	$8,243,143	$(590,495)	$17,142,438

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	1,298,672	-	1,298,672
Stock based compensation	-	25,571	-	-	25,571
Balance at June 30, 2022	$1,108,208	$8,159,553	$4,627,099	$(346,001)	$13,548,859

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2023		2,221,416
Issued		500
Balance at June 30, 2023		2,221,916

Common stock shares, held in treasury:
Balance at April 1, 2023		(85,416)
Acquisitions		-
Balance at June 30, 2023		(85,416)

Common stock shares, outstanding at June 30, 2023		2,136,500

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$465,614	$1,298,672
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	88,683	-
Stock-based compensation	54,975	25,571
Depreciation, depletion and amortization	486,186	387,128
Accretion of asset retirement obligations	7,356	7,519
Amortization of debt issuance costs	1,081	3,131
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	469,846	(222,248)
Decrease in prepaid expenses	12,528	14,266
Decrease in right-of-use asset	13,894	13,384
Increase (decrease) in accounts payable and accrued expenses	32,111	(12,364)
Settlement of asset retirement obligations	(2,185)	(6,077)
Decrease in operating lease liability	(13,894)	(13,384)
Net cash provided by operating activities	1,616,195	1,495,598

Cash flows from investing activities:
Additions to oil and gas properties	(542,840)	(2,320,974)
Additions to other property and equipment	-	(1,718)
Investments in limited liability companies at cost	-	(25,000)
Drilling refund	-	18,329
Proceeds from sale of oil and gas properties and equipment	278,749	-
Net cash used in investing activities	(264,091)	(2,329,363)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,962	-
Dividends paid	(213,600)	-
Debt issuance costs	(750)	-
Net cash used in financing activities	(211,388)	-

Net increase (decrease) in cash and cash equivalents	1,140,716	(833,765)

Cash and cash equivalents at beginning of period	2,235,771	1,370,766

Cash and cash equivalents at end of period	$3,376,487	$537,001

Non-cash investing and financing activities:
Asset retirement obligations	$1,080	$14,668

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2023, and the results of its operations and cash flows for the interim periods ended June 30, 2023 and 2022. The consolidated financial statements as of June 30, 2023 and for the three-month periods ended June 30, 2023 and 2022 are unaudited. The consolidated balance sheet as of March 31, 2023 was derived from the audited balance sheet filed in the Company’s 2023 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2024:

Carrying amount of asset retirement obligations as of April 1, 2023	$730,276
Liabilities incurred	1,080
Liabilities settled	(21,105)
Accretion expense	7,356
Carrying amount of asset retirement obligations as of June 30, 2023	717,607
Less: Current portion	20,000
Non-Current asset retirement obligation	$697,607

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2023, there was $1,500,000 available for borrowing by the Company on the facility.

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

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the special dividend on April 10, 2023 as discussed in Note 10. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the credit facility as of June 30, 2023.

5. Stock-based Compensation

The Company recognized compensation expense of $54,975 and $25,571 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for the first quarter of fiscal 2024 and 2023, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2023 totals $677,185, which is expected to be recognized over a weighted average of 2.85 years.

During the three months ended June 30, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options exercisable at $12.68 per share with an estimated fair value of $279,360. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years. During the three months ended June 30, 2022, no stock options were granted.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the three months ended June 30, 2023 and 2022. All such amounts represent the weighted average amounts.

	Three Months Ended
	June 30
	2023	2022
Grant-date fair value	$8.73	-
Volatility factor	56.5%	-
Dividend yield	-	-
Risk-free interest rate	3.44%	-
Expected term (in years)	6.25	-

The following table is a summary of stock options activity for the three months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2023	139,250	$8.36	7.04	$419,853
Granted	32,000	12.68
Exercised	(500)	5.93
Forfeited or Expired	-	-
Outstanding at June 30, 2023	170,750	$9.18	7.35	$483,098

Vested at June 30, 2023	75,250	$5.02	5.44	$526,328
Exercisable at June 30, 2023	75,250	$5.02	5.44	$526,328

During the three months ended June 30, 2023, stock options covering 500 shares were exercised with a total intrinsic value of $2,416. The Company received proceeds of $2,962 from these exercises. During the three months ended June 30, 2022, no stock options were exercised.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the three months ended June 30, 2023 and 2022, there were no stock options forfeited or expired.

Outstanding options at June 30, 2023 expire between August 2024 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2023
Assets
Operating lease right-of-use asset, beginning balance	$75,629
Current period amortization	(13,895)
Total operating lease right-of-use asset	$61,734

Liabilities
Operating lease liability, current	$56,896
Operating lease liability, long term	4,838
Total lease liabilities	$61,734

Future minimum lease payments as of June 30, 2023 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2024	43,680
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$63,093
Less: imputed interest	(1,359)
Operating lease liability	61,734
Less: operating lease liability, current	(56,896)
Operating lease liability, long term	$4,838

Net cash paid for our operating lease for the three months ended June 30, 2023 and 2022 was $10,667. Rent expense, less sublease income of $3,893 is included in general and administrative expenses.

7. Income Taxes

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, imposes a 15% corporate alternative minimum tax on corporations with book financial statement income in excess of $1.0 billion, effective for tax years beginning after December 31, 2022. The IRA 2022 also establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1.0 million after December 31, 2022. The IRA 2022 did not impact the Company’s current year tax provision or the Company’s financial statements.

The income tax provision consists of the following for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30
	2023	2022
Current income tax expense:
Federal	$-	$-
State	32,818	28,287
Total current income tax expense	32,818	28,287
Deferred income tax expense:
Federal	88,683	-
State	-	-
Total deferred income tax expense	88,683	-
Total income tax expense:	$121,501	$28,287

Federal income tax for the three months ended June 30, 2023 was $88,683. There was no federal income tax expense for the three months ended June 30, 2022 because the Company was in a net deferred tax asset position.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for the three months ended June 30 follows:

	2023	2022
Tax expense at federal statutory rate (1)	$116,402	$272,721
Statutory depletion carryforward	(36,015)	(50,738)
Change in valuation allowance	(3,578)	(226,644)
U. S. tax reform, corporate rate reduction	-	-
Permanent differences	11,874	4,661
State income expense	32,818	28,287
Other	-	-
Total income tax	$121,501	$28,287
Effective income tax rate	20.7%	2.1%

(1)	The federal statutory rate was 21% for three months ended June 30, 2023 and 2022.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2023 and 2022 was $9,382 and $10,085, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending June 30, 2023 and 2022 were $3,893.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three-month periods ended June 30, 2023 and 2022.

	2023	2022
Net income	$465,614	$1,298,672

Shares outstanding:
Weighted average common shares outstanding – basic	2,136,165	2,149,416
Effect of the assumed exercise of dilutive stock options	46,635	67,326
Weighted average common shares outstanding – dilutive	2,182,800	2,216,742
Income per common share:
Basic	$0.22	$0.60
Diluted	$0.21	$0.59

For the three months ended June 30, 2023, 63,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.32 at June 30, 2023. For the three months ended June 30, 2022, no anti-dilutive shares relating to stock options were excluded from the computation of diluted net income.

10. Stockholders’ Equity

In June 2023, the Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the board of directors. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards. Repurchases will be funded from cash flow from operations.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1,000,000 after December 31, 2022.

During the three months ended June 30, 2023 and 2022 there were no shares of common stock repurchased for the treasury account. Subsequently, in July 2023, the Company repurchased 9,500 shares for the treasury at an aggregate cost of $116,707.

On April 10, 2023, the Board of Directors declared a special dividend of $0.10 per common share. The Company paid the special dividend of $213,600 on May 15, 2023 to the stockholders of record at the close of business on May 1, 2023. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

Dividends declared by the Board and stock repurchased during the period are presented in the Company’s consolidated statements of changes in stockholders’ equity as dividends paid and purchases of treasury stock, respectively. Dividends paid and stock repurchased during the period are presented as cash used in financing activities in the Company’s consolidated statements of cash flows. Stock repurchases are included as treasury stock in the consolidated balance sheets.

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

At June 30, 2023, we had working capital of $4,090,753 compared to working capital of $3,475,776 at March 31, 2023, an increase of $614,977 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Three Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$1,616,195	$1,495,598	$120,597
Net cash used in investing activities	$(264,091)	$(2,329,363)	$(2,065,272)
Net cash used in financing activities	$(211,388)	$-	$211,388

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the three months ended June 30, 2023 was $1,616,195 in comparison to $1,495,598 for the three months ended June 30, 2022. This increase of $120,597 in our cash flow operating activities consisted of an increase in our non-cash expenses of $126,249; a decrease in our accounts receivable of $692,094; an increase of $44,475 in our accounts payable and accrued expenses; an increase of $88,683 in deferred income tax expense; and, a decrease in our net income for the current quarter of $833,058. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the three months ended June 30, 2023, we had net cash of $264,091 used for additions to oil and gas properties compared to $2,329,363 for the three months ended June 30, 2022.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $211,388 for the three months ended June 30, 2023 compared to cash flow provided by our financing activities of $0 for the three months ended June 30, 2022. During the three months ended June 30, 2023, we expended $213,600 to pay the special dividend.

Accordingly, net cash increased $1,140,716, leaving cash and cash equivalents on hand of $3,376,487 as of June 30, 2023.

Oil and Natural Gas Property Development

New Participations in Fiscal 2024. The Company currently plans to participate in the drilling and completion of 40 horizontal wells at an estimated aggregate cost of approximately $1,700,000 for the fiscal year ending March 31, 2024. All of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico.

In May 2023, Mexco expended approximately $133,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

In May 2023, Mexco expended approximately $68,000 to participate in the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .4%.

In April 2023, Mexco expended approximately $60,000 to participate in the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately .285%. Subsequently, in July 2023, the Company expended approximately $45,000 to complete these wells.

Completion of Wells Drilled in Fiscal 2023. The Company also expects to expend approximately $450,000 in the completion of 21 horizontal wells in which the Company participated in fiscal 2023 of which approximately $225,000 has been expended to date.

The Company expended approximately $211,000 for the completion costs of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2023. Mexco’s working interest in these wells is .52%.

Three horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico in which the Company participated during fiscal 2023 were completed in May 2023 with initial average production rates of 437 barrels of oil, 983 barrels of water and 603,000 cubic feet of gas per day, or, 538 barrels of oil equivalent per day. Mexco’s working interest in these wells is .05%.

Acquisitions. In June 2023, the Company acquired small royalty (mineral) interests in 6 wells operated by Highpeak Energy and located in Howard County, Texas for a purchase price of $20,000 which is effective July 1, 2023.

Sales of Properties. During the first quarter of fiscal 2024, the Company received approximately $280,000 in cash from a sale of joint venture leasehold acreage and marginal producing working interest wells in Reagan County, Texas, marginal producing working interest wells in Pecos County, Texas and interest in surface acreage in Palo Pinto County, Texas.

Subsequent Participations. In July 2023, Mexco expended approximately $787,000 to participate in the drilling of five horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico.

In July 2023, Mexco expended approximately $36,000 to participate in the drilling and completion of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $104.41 per bbl in July 2022. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.74 per MMBtu in June 2023 to a high of $9.85 per MMBtu in August 2022.

On June 30, 2023, the WTI posted price for crude oil was $66.62 and the Henry Hub spot price for natural gas was $2.48 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2023:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$63,093	$58,240	$4,853	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $15,572 less than 1 year and $1,298 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022. For the quarter ended June 30, 2023, net income was $465,614 compared to net income of $1,298,672 for the quarter ended June 30, 2022. This was primarily the result of a decrease in operating revenues due to a decrease in oil and gas prices and an increase in operating expenses, partially offset by an increase in oil and gas production volumes, which is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,715,090 for the quarter ended June 30, 2023, a 29% decrease from $2,416,113 for the quarter ended June 30, 2022. This primarily resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production volumes. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended June 30:

	2023	2022	% Difference
Oil:
Revenue	$1,429,678	$1,559,321	(8.3)%
Volume (bbls)	19,528	14,224	37.3%
Average Price (per bbl)	$73.21	$109.62	(33.2)%

Gas:
Revenue	$285,412	$856,792	(66.7)%
Volume (mcf)	141,578	129,706	9.2%
Average Price (per mcf)	$2.02	$6.61	(69.4)%

Production and exploration. Production costs were $349,407 for the three months ended June 30, 2023, a 20% decrease from $435,028 for the three months ended June 30, 2022. This decrease is primarily the result of a decrease in production taxes and lease operating expenses as a result of the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $486,186 for the first quarter of fiscal 2024, a 26% increase from $387,128 for the first quarter of fiscal 2023, primarily due to an increase in oil and gas production and a decrease in the oil and gas reserves, partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $340,969 for the three months ended June 30, 2023, a 17% increase from $290,243 for the three months ended June 30, 2022. This was primarily due to an increase in employee stock option compensation and engineering services.

Interest expense. Interest expense, which consisted of debt issuance costs, was $1,081 for the first quarter of fiscal 2024, a decrease of 65% from $3,131 for the first quarter of fiscal 2023.

Income taxes. Federal income tax for the three months ended June 30, 2023 was $88,683. There was no federal income tax expense for the three months ended June 30, 2022 because the Company was in a net deferred tax asset position. State income tax was $32,818 for the three months ended June 30, 2023, a 16% increase from $28,287 for the three months ended June 30, 2022 due to the increase in oil and natural gas sales in the State of New Mexico. The effective tax rate for the three months ended June 30, 2023 and 2022 was 21% and 2%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2023, our largest credit risk associated with any single purchaser was $531,435 or 59% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $104.41 per bbl in July 2022. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.74 per MMBtu in June 2023 to a high of $9.85 per MMBtu in August 2022. On June 30, 2023, the WTI posted price for crude oil was $66.62 and the Henry Hub posted price for natural gas was $2.48. See Results of Operations above for the Company’s realized prices during the quarter.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2023, our oil sales would have changed by $195,280. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2023, our natural gas sales would have increased or decreased by $141,578.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 10, 2023	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 10, 2023	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 18