Form 10-Q
period 2023-09-30
MEXCO ENERGY CORP
filed 2023-11-08
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 8, 2023 was 2,104,500.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,585,192	$2,235,771
Accounts receivable:
Oil and natural gas sales	800,051	1,366,784
Trade	1,875	7,031
Prepaid costs and expenses	47,273	56,502
Prepaid drilling	37,247	67,951
Total current assets	3,471,638	3,734,039
Property and equipment, at cost
Oil and gas properties, using the full cost method	46,750,776	45,391,634
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(33,083,461)	(32,215,095)
Property and equipment, net	13,789,241	13,298,465
Investments – cost basis	900,000	700,000
Operating lease, right-of-use asset	47,709	75,629
Other noncurrent assets	10,747	12,156
Total assets	$18,219,335	$17,820,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$178,749	$201,897
Operating lease liability, current	47,709	56,366
Total current liabilities	226,458	258,263
Long-term liabilities
Operating lease liability, long-term	-	19,263
Asset retirement obligations	697,552	710,276
Deferred income tax liabilities	149,862	-
Total long-term liabilities	847,414	729,539
Total liabilities	1,073,872	987,802

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value;10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;2,221,916 and 2,221,416 shares issued; and, 2,110,500 and 2,136,000 shares outstanding as of September 30, 2023 and March 31, 2023, respectively	1,110,958	1,110,708
Additional paid-in capital	8,437,680	8,321,145
Retained earnings	8,512,576	7,991,129
Treasury stock, at cost (111,416 and 85,416 shares, respectively)	(915,751)	(590,495)
Total stockholders’ equity	17,145,463	16,832,487
Total liabilities and stockholders’ equity	$18,219,335	$17,820,289

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Oil sales	$1,099,806	$1,397,875	$2,529,484	$2,957,196
Natural gas sales	280,904	884,020	566,316	1,740,812
Other	25,900	42,897	59,229	76,757
Total operating revenues	1,406,610	2,324,792	3,155,029	4,774,765

Operating expenses:
Production	392,674	394,445	742,081	829,473
Accretion of asset retirement obligations	7,540	7,830	14,896	15,349
Depreciation, depletion, and amortization	382,180	384,379	868,366	771,507
General and administrative	305,543	297,956	646,512	588,199
Total operating expenses	1,087,937	1,084,610	2,271,855	2,204,528

Operating income	318,673	1,240,182	883,174	2,570,237

Other income (expenses):
Interest income	26,364	58	50,059	93
Interest expense	(1,079)	(3,561)	(2,160)	(6,692)
Net other income (expense)	25,285	(3,503)	47,899	(6,599)

Income before provision for income taxes	343,958	1,236,679	931,073	2,563,638

Income tax expense:
Current	13,346	24,963	46,164	53,250
Deferred	61,179	-	149,862	-
Total income tax expense	74,525	24,963	196,026	53,250

Net income	$269,433	$1,211,716	$735,047	$2,510,388

Income per common share:
Basic:	$0.13	$0.56	$.35	$1.17
Diluted:	$0.12	$0.55	$.34	$1.13

Weighted average common shares outstanding:
Basic:	2,122,336	2,149,416	2,129,213	2,149,416
Diluted:	2,174,713	2,218,511	2,178,719	2,217,627

The accompanying notes are an integral part of

the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings (Losses)	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	465,614	-	465,614
Dividends paid	-	-	(213,600)	-	(213,600)
Issuance of stock through options exercised	250	2,712	-	-	2,962
Stock based compensation	-	54,975	-	-	54,975
Balance at June 30, 2023	$1,110,958	$8,378,832	$8,243,143	$(590,495)	$17,142,438
Net income	-	-	269,433	-	269,433
Purchase of stock	-	-	-	(325,256)	(325,256)
Stock based compensation	-	58,848	-	-	58,848
Balance at September 30, 2023	$1,110,958	$8,437,680	$8,512,576	$(915,751)	$17,145,463

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	1,298,672	-	1,298,672
Stock based compensation	-	25,571	-	-	25,571
Balance at June 30, 2022	$1,108,208	$8,159,553	$4,627,099	$(346,001)	$13,548,859
Net income	-	-	1,211,716	-	1,211,716
Profit from purchase of stock by insider	-	30,179	-	-	30,179
Stock based compensation	-	34,431	-	-	34,431
Balance at September 30, 2022	$1,108,208	$8,224,163	$5,838,815	$(346,001)	$14,825,185

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2023		2,221,416
Issued		500
Balance at September 30, 2023		2,221,916

Common stock shares, held in treasury:
Balance at April 1, 2023		(85,416)
Acquisitions		(26,000)
Balance at September 30, 2023		(111,416)

Common stock shares, outstanding at September 30, 2023		2,110,500

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$735,047	$2,510,388
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	149,862	-
Stock-based compensation	113,823	60,002
Depreciation, depletion and amortization	868,366	771,507
Accretion of asset retirement obligations	14,896	15,349
Amortization of debt issuance costs	2,159	6,263
Changes in operating assets and liabilities:
Decrease in accounts receivable	571,889	124,486
Decrease in right-of-use asset	27,920	26,893
Decrease in prepaid expenses	9,229	9,540
Decrease in accounts payable and accrued expenses	(27,933)	(63,588)
Settlement of asset retirement obligations	(6,975)	(15,860)
Decrease in operating lease liability	(27,919)	(26,893)
Net cash provided by operating activities	2,430,364	3,418,087

Cash flows from investing activities:
Additions to oil and gas properties	(1,650,812)	(4,245,064)
Drilling refund	-	18,329
Investments in limited liability companies at cost	(200,000)	(25,000)
Proceeds from sale of oil and gas properties and equipment	306,513	-
Additions to other property and equipment	-	(1,718)
Net cash used in investing activities	(1,544,299)	(4,253,453)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,962	-
Profits from purchase of stock by insider	-	30,179
Acquisition of treasury stock	(325,256)	-
Dividends paid	(213,600)	-
Debt issuance costs	(750)	-
Proceeds from long-term debt	-	500,000
Reduction of long-term debt	-	(500,000)
Net cash (used in) provided by financing activities	(536,644)	30,179

Net increase (decrease) in cash and cash equivalents	349,421	(805,187)

Cash and cash equivalents at beginning of period	2,235,771	1,370,766

Cash and cash equivalents at end of period	$2,585,192	$565,579

Non-cash investing and financing activities:
Asset retirement obligations	$2,495	$21,197

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2023, and the results of its operations and cash flows for the interim periods ended September 30, 2023 and 2022. The consolidated financial statements as of September 30, 2023 and for the three and six month periods ended September 30, 2023 and 2022 are unaudited. The consolidated balance sheet as of March 31, 2023 was derived from the audited balance sheet filed in the Company’s 2023 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

Investments. The Company accounts for investments of less than 3% in any limited liability companies at cost. The Company has no control of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2024:

Carrying amount of asset retirement obligations as of April 1, 2023	$730,276
Liabilities incurred	2,495
Liabilities settled	(30,115)
Accretion expense	14,896
Carrying amount of asset retirement obligations as of September 30, 2023	717,552
Less: Current portion	20,000
Non-Current asset retirement obligation	$697,552

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2023, there was $1,500,000 available for borrowing by the Company on the facility.

No principal payments are anticipated to be required through the maturity date of the credit facility, March 28, 2026. Upon closing the second amendment to Agreement, the Company paid a loan origination fee of $9,000 plus legal and recording expenses totaling $12,950, which were deferred over the life of the credit facility.

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

There was no balance outstanding on the line of credit as of September 30, 2023.

5. Stock-based Compensation

The Company recognized stock-based compensation expense of $58,848 and $34,431 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2023 and 2022 was $113,823 and $60,002, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2023 totals $618,338 which is expected to be recognized over a weighted average of 2.64 years.

During the six months ended September 30, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options exercisable at $12.68 per share with an estimated fair value of $279,360. During the six months ended September 30, 2022, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $18.05 per share with an estimated fair value of $385,640. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2023 and 2022. All such amounts represent the weighted average amounts.

	Six Months Ended September 30
	2023	2022
Grant-date fair value	$8.73	$18.05
Volatility factor	56.5%	57.3%
Dividend yield	-	-
Risk-free interest rate	3.44%	3.15%
Expected term (in years)	6.25	6.25

The following table is a summary of activity of stock options for the six months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2023	139,250	$8.36	7.04	$419,853
Granted	32,000	12.68
Exercised	(500)	5.93
Forfeited or Expired	-	-
Outstanding at September 30, 2023	170,750	$9.18	7.10	$375,525

Vested at September 30, 2023	90,500	$6.42	5.72	$448,753
Exercisable at September 30, 2023	90,500	$6.42	5.72	$448,753

During the six months ended September 30, 2023, stock options covering 500 shares were exercised with a total intrinsic value of $2,416. The Company received proceeds of $2,962 from these exercises. During the six months ended September 30, 2022, no stock options were exercised.

There were no stock options forfeited or expired during the six months ended September 30, 2023 and 2022. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at September 30, 2023 expire between August 2024 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

6. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,112 square feet of office space shared with and paid by our majority shareholder. The lease does not include an option to renew and is a 36-month lease that was to expire in May 2021. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021. In June 2021, the Company agreed to extend its current lease at a flat (unescalated) rate for 36 months. The amended lease now expires on July 31, 2024.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2023
Assets
Operating lease right-of-use asset, beginning balance	$75,629
Current period amortization	(27,920)
Total operating lease right-of-use asset	$47,709

Liabilities
Operating lease liability, current	$47,709
Operating lease liability, long term	-
Total lease liabilities	$47,709

Future minimum lease payments as of September 30, 2023 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2024	$29,120
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$48,533
Less: imputed interest	(824)
Operating lease liability	47,709
Less: operating lease liability, current	(47,709)
Operating lease liability, long term	$-

Net cash paid for our operating lease for the six months ended September 30, 2023 and 2022 was $21,334. Rent expense, less sublease income of $7,786 is included in general and administrative expenses.

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

The income tax provision consists of the following for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30
	2023	2022
Current income tax expense:
Federal	$-	$-
State	46,164	53,250
Total current income tax expense	46,164	53,250
Deferred income tax expense:
Federal	149,862	-
State	-	-
Total deferred income tax expense	149,862	-
Total income tax expense:	$196,026	$53,250

Federal income tax for the six months ended September 30, 2023 was $149,862. There was no federal income tax expense for the six months ended September 30, 2022 because the Company was in a net deferred tax asset position.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for the six months ended September 30 follows:

	2023	2022
Tax expense at federal statutory rate (1)	$195,525	$527,182
Statutory depletion carryforward	(65,011)	(98,658)
Change in valuation allowance	(3,578)	(439,909)
U. S. tax reform, corporate rate reduction	-	-
Permanent differences	22,926	11,385
State income expense	46,164	53,250
Other	-	-
Total income tax	$196,026	$53,250
Effective income tax rate	21.1%	2.1%

(1)	The federal statutory rate was 21% for six months ended September 30, 2023 and 2022.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended September 30, 2023 and 2022 was $8,612 and $13,649, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2023 and 2022 was $17,994 and $23,735, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending September 30, 2023 and 2022 were $3,893. Amounts paid by the principal stockholder directly to the lessor for the six months ending September 30, 2023 and 2022 were $7,786.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and six month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$269,433	$1,211,716	$735,047	$2,510,388

Shares outstanding:
Weighted avg. shares outstanding – basic	2,122,336	2,149,416	2,129,213	2,149,416
Effect of assumed exercise of dilutive stock options	52,377	69,095	49,506	68,211
Weighted avg. shares outstanding – dilutive	2,174,713	2,218,511	2,178,719	2,217,627

Income per common share:
Basic	$0.13	$0.56	$.35	$1.17
Diluted	$0.12	$0.55	$.34	$1.13

For the three and six months ended September 30, 2023, 63,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.32 at September 30, 2023. For the three and six months ended September 30, 2022, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $18.05 at September 30, 2022.

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

During the six months ended September 30, 2023 there were 26,000 shares of common stock repurchased for the treasury account at an aggregate cost of $325,256. During the six months ended September 30, 2022 there were no shares of common stock repurchased for the treasury account. Subsequently, in October 2023, the Company repurchased 6,000 shares for the treasury at an aggregate cost of $75,477.

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

11. Subsequent Events

In October 2023, the Company signed a Letter of Intent regarding a 3-year Term Assignment of 98% of the Company’s leasehold interest in certain deep rights of 200 acres in Loving and Ward Counties, Texas. The Company expects to receive $5,000 per net leasehold acre in the total amount of approximately $980,000. The Company will retain the remaining 2% leasehold interest as a participating interest in the full unit at approximately .625% working interest. The Company will also retain an overriding royalty interest of 5% proportionately reduced.

In October 2023, the Company entered into an agreement, pending completion of title search, to purchase small producing and non-producing mineral interests in 1,280 gross acres in Ector, Midland and Upton Counties, Texas for a purchase price of $60,500.

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

At September 30, 2023, we had working capital of $3,245,180 compared to working capital of $3,475,776 at March 31, 2023, a decrease of $230,596 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Six Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$2,430,364	$3,418,087	$(987,723)
Net cash used in investing activities	$(1,544,299)	$(4,253,453)	$(2,709,154)
Net cash (used in) provided by financing activities	$(536,644)	$30,179	$566,823

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the six months ended September 30, 2023 was $2,430,364 in comparison to $3,418,087 for the six months ended September 30, 2022. This decrease of $987,723 in our cash flow operating activities consisted of an increase in our non-cash expenses of $295,985; a decrease in our accounts receivable of $447,403; a increase of $35,655 in our accounts payable and accrued expenses; and, a decrease in our net income for the current quarter of $1,775,341. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the six months ended September 30, 2023, we had net cash of $1,544,299 used for additions to oil and gas properties compared to $4,253,453 for the six months ended September 30, 2022.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $536,644 for the six months ended September 30, 2023 compared to cash flow provided by our financing activities of $30,179 for the six months ended September 30, 2022. During the six months ended September 30, 2023, we expended $213,600 to pay the special dividend and $325,256 to purchase 26,000 shares of our stock for the treasury account.

Accordingly, net cash increased $349,421, leaving cash and cash equivalents on hand of $2,585,192 as of September 30, 2023.

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

In May 2023, Mexco expended approximately $133,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%. Subsequently, in October 2023, Mexco expended approximately $65,000 to complete two of these wells.

In May 2023, Mexco expended approximately $68,000 to participate in the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .4%. Subsequently, in October 2023, Mexco expended approximately $83,000 to complete these wells.

During the first six months of fiscal 2024, Mexco expended approximately $105,000 to participate in the drilling and completion of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately ..285%.

In July 2023, Mexco expended approximately $787,000 to participate in the drilling of five horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately 2.2%.

In July 2023, Mexco expended approximately $36,000 to participate in the drilling and completion of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately .1%.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $600,000 has been funded to date. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio.

In April 2019, the Company invested over a period of four years $300,000 for a less than 1% investment commitment in a limited liability company to purchase mineral interests in the Utica and Marcellus areas of Ohio. To date, this LLC has returned $255,657 or 85% of the total investment.

Completion of Wells Drilled in Fiscal 2023. The Company expended approximately $450,000 in the completion of 21 horizontal wells in which the Company participated in fiscal 2023.

The Company expended approximately $427,000 for the completion costs of eight horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2023. Mexco’s working interest in these wells is .52%. Subsequently, these wells began producing in October 2023 with initial average production rates of 825 barrels of oil, 3,540 barrels of water and 2,150,000 cubic feet of gas per day, or, 1,183 barrels of oil equivalent per day.

Three horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico in which the Company participated during fiscal 2023 were completed in May 2023 with initial average production rates of 437 barrels of oil, 983 barrels of water and 603,000 cubic feet of gas per day, or, 538 barrels of oil equivalent per day. Mexco’s working interest in these wells is .05%.

Subsequently, in October 2023, six of seven horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico in which the Company participated during fiscal 2023 were completed with initial average production rates of 1,991 barrels of oil, 2,134 barrels of water and 2,414,000 cubic feet of gas per day, or, 2,393 barrels of oil equivalent per day. Mexco’s working interest in these wells is .033%.

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

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.74 per MMBtu in June 2023 to a high of $7.20 per MMBtu in December 2022.

On September 30, 2023, the WTI posted price for crude oil was $86.77 and the Henry Hub spot price for natural gas was $2.68 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2023:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$48,533	$48,533	$-	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $12,977 less than 1 year for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022. There was net income of $269,433 for the quarter ended September 30, 2023 compared to net income of $1,211,716 for the quarter ended September 30, 2022. This was a result of a decrease in oil and gas prices and production that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,380,710 for the second quarter of fiscal 2024, a 39% decrease from $2,281,895 for the same period of fiscal 2023. This resulted from a decrease in oil and gas prices and a decrease in oil and gas production, partly due to wells shut in during completion of new wells.

	2023	2022	% Difference
Oil:
Revenue	$1,099,806	$1,397,875	(21.3%)
Volume (bbls)	13,661	14,520	(5.9%)
Average Price (per bbl)	$80.51	$96.27	(16.4%)

Gas:
Revenue	$280,904	$884,020	(68.2%)
Volume (mcf)	108,087	118,607	(8.9%)
Average Price (per mcf)	$2.60	$7.45	(65.1%)

Production and exploration. Production costs were $392,674 for the second quarter of fiscal 2024, a .4% decrease from $394,445 for the same period of fiscal 2023. This is the result of a decrease in production taxes and marketing charges as a result of the decrease in oil and gas revenues offset by an increase in lease operating expense on non-operated wells in New Mexico.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $382,180 for the second quarter of fiscal 2024, a 1% decrease from $384,379 for the same period of fiscal 2023, primarily due to a decrease in oil and gas production partially offset by a decrease in reserves.

General and administrative expenses. General and administrative expenses were $305,543 for the second quarter of fiscal 2024, a 3% increase from $297,956 for the same period of fiscal 2023. This was primarily due to an increase in employee stock option compensation partially offset by a decrease in legal fees.

Income taxes. Federal income tax for the three months ended September 30, 2023 was $61,179. There was no federal income tax expense for the three months ended September 30, 2022 because the Company was in a net deferred tax asset position. State income tax was $13,346 for the three months ended September 30, 2023, a 47% decrease from $24,963 for the three months ended September 30, 2022 due to the decrease in oil and natural gas sales in the State of New Mexico. The effective tax rate for the three months ended September 30, 2023 and 2022 was 22% and 2%, respectively.

Results of Operations – Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022. For the six months ended September 30, 2023, there was net income of $735,047 compared to net income of $2,510,388 for the six months ended September 30, 2022. This was a result of a decrease in operating revenues and an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $3,095,800 for the six months ended September 30, 2023, a 34% decrease from $4,698,008 for the same period of fiscal 2023. This resulted from a decrease in oil and gas prices partially offset by an increase in oil and gas production.

	2023	2022	% Difference
Oil:
Revenue	$2,529,484	$2,957,196	(14.5)%
Volume (bbls)	33,189	28,744	15.5%
Average Price (per bbl)	$76.21	$102.88	(25.9)%

Gas:
Revenue	$566,316	$1,740,812	(67.5)%
Volume (mcf)	249,665	248,313	.5%
Average Price (per mcf)	$2.27	$7.01	(67.6)%

Production and exploration. Production costs were $742,081 for the six months ended September 30, 2023, an 11% decrease from $829,473 for the six months ended September 30, 2022. This is the result of a decrease in production taxes and marketing charges as a result of the decrease in oil and gas revenues offset by an increase in lease operating expense on non-operated wells in New Mexico.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $868,366 for the six months ended September 30, 2023, a 13% increase from $771,507 for the six months ended September 30, 2022, primarily due to an increase in oil and gas production and a decrease in reserves.

General and administrative expenses. General and administrative expenses were $646,512 for the six months ended September 30, 2023, a 10% increase from $588,199 for the six months ended September 30, 2022. This was primarily due to an increase in employee stock option compensation and engineering services.

Income taxes. Federal income tax for the six months ended September 30, 2023 was $149,862. There was no federal income tax expense for the six months ended September 30, 2022 because the Company was in a net deferred tax asset position. State income tax was $46,164 for the six months ended September 30, 2023, a 13% decrease from $53,250 for the six months ended September 30, 2022 due to the decrease in oil and natural gas sales in the State of New Mexico. The effective tax rate for the six months ended September 30, 2023 and 2022 was 21% and 2%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2023, our largest credit risk associated with any single purchaser was $443,055 or 55% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.74 per MMBtu in June 2023 to a high of $7.20 per MMBtu in December 2022. On September 30, 2023, the WTI posted price for crude oil was $86.77 and the Henry Hub posted price for natural gas was $2.68. See Results of Operations above for the Company’s realized prices during the three and six months.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2024, our operating revenues would have increased or decreased by $331,890. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2024, our operating revenues would have increased or decreased by $249,665.

Information about market risks for the six months ended September 30, 2023, does not differ materially from that discussed under Item 7A of the registrant’s 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 8, 2023	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 8, 2023	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 19