Form 10-Q
period 2023-12-31
MEXCO ENERGY CORP
filed 2024-02-09
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 8, 2024 was 2,097,838.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,578,938	$2,235,771
Accounts receivable:
Oil and natural gas sales	911,255	1,366,784
Trade	8,427	7,031
Prepaid costs and expenses	20,479	56,502
Prepaid drilling	33,052	67,951
Total current assets	4,552,151	3,734,039
Property and equipment, at cost
Oil and gas properties, using the full cost method	46,553,548	45,391,634
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(33,483,798)	(32,215,095)
Property and equipment, net	13,191,676	13,298,465
Investments – cost basis	900,000	700,000
Operating lease, right-of-use asset	33,553	75,629
Other noncurrent assets	9,672	12,156
Total assets	$18,687,052	$17,820,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$221,422	$201,897
Operating lease liability, current	33,553	56,366
Total current liabilities	254,975	258,263
Long-term liabilities
Operating lease liability, long-term	-	19,263
Asset retirement obligations	692,185	710,276
Deferred income tax liabilities	319,848	-
Total long-term liabilities	1,012,033	729,539
Total liabilities	1,267,008	987,802

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,221,916 and 2,221,416 shares issued; 2,099,339 and 2,136,000 shares outstanding as of December 31, 2023 and March 31, 2023, respectively	1,110,958	1,110,708
Additional paid-in capital	8,496,527	8,321,145
Retained earnings	8,858,186	7,991,129
Treasury stock, at cost (122,577 and 85,416 shares, respectively)	(1,045,627)	(590,495)
Total stockholders’ equity	17,420,044	16,832,487
Total liabilities and stockholders’ equity	$18,687,052	$17,820,289

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2023	2022	2023	2022
Operating revenue:
Oil sales	$1,387,008	$1,750,539	$3,916,492	$4,707,735
Natural gas sales	223,587	735,478	789,903	2,476,290
Other	45,848	95,193	105,077	171,950
Total operating revenues	1,656,443	2,581,210	4,811,472	7,355,975

Operating expenses:
Production	401,035	478,670	1,143,116	1,308,143
Accretion of asset retirement obligation	7,225	7,553	22,121	22,902
Depreciation, depletion, and amortization	400,337	496,509	1,268,703	1,268,016
General and administrative	335,152	288,536	981,664	876,735
Total operating expenses	1,143,749	1,271,268	3,415,604	3,475,796

Operating income	512,694	1,309,942	1,395,868	3,880,179

Other income (expenses):
Interest income	36,936	59	86,995	152
Interest expense	(1,075)	(3,230)	(3,235)	(9,922)
Net other income (expense)	35,861	(3,171)	83,760	(9,770)

Income before provision for income taxes	548,555	1,306,771	1,479,628	3,870,409

Income tax expense:
Current	32,959	61,986	79,123	115,236
Deferred	169,986	-	319,848	-
Total income tax expense	202,945	61,986	398,971	115,236

Net income	$345,610	$1,244,785	$1,080,657	$3,755,173

Income per common share:
Basic:	$0.16	$0.58	$0.51	$1.75
Diluted:	$0.16	$0.56	$0.50	$1.70

Weighted average common shares outstanding:
Basic:	2,103,503	2,147,750	2,120,611	2,148,859
Diluted:	2,151,783	2,205,706	2,169,708	2,213,652

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	465,614	-	465,614
Dividends paid	-	-	(213,600)	-	(213,600)
Issuance of stock through options exercised	250	2,712	-	-	2,962
Stock based compensation	-	54,975	-	-	54,975
Balance at June 30, 2023	$1,110,958	$8,378,832	$8,243,143	$(590,495)	$17,142,438
Net income	-	-	269,433	-	269,433
Purchase of stock	-	-	-	(325,256)	(325,256)
Stock based compensation	-	58,848	-	-	58,848
Balance at September 30, 2023	$1,110,958	$8,437,680	$8,512,576	$(915,751)	$17,145,463
Net income	-	-	345,610	-	345,610
Stock based compensation	-	58,847	-	-	58,847
Purchase of stock	-	-	-	(129,876)	(129,876)
Balance at December 31, 2023	$1,110,958	$8,496,527	$8,858,186	$(1,045,627)	$17,420,044

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	1,298,672	-	1,298,672
Stock based compensation	-	25,571	-	-	25,571
Balance at June 30, 2022	$1,108,208	$8,159,553	$4,627,099	$(346,001)	$13,548,859
Net income	-	-	1,211,716	-	1,211,716
Profit from purchase of stock by insider	-	30,179	-	-	30,179
Stock based compensation	-	34,431	-	-	34,431
Balance at September 30, 2022	$1,108,208	$8,224,163	$5,838,815	$(346,001)	$14,825,185
Net income	-	-	1,244,785	-	1,244,785
Issuance of stock through options exercised	2,500	14,200	-	-	16,700
Stock based compensation	-	41,460	-	-	41,460
Purchase of stock	-	-	-	(168,260)	(168,260)
Balance at December 31, 2022	$1,110,708	$8,279,823	$7,083,600	$(514,261)	$15,959,870

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2023		2,221,416
Issued		500
Balance at Dec. 31, 2023		2,221,916
Common stock shares, held in treasury:
Balance at April 1, 2023		(85,416)
Acquisitions		(37,161)
Balance at Dec. 31, 2023		(122,577)

Common stock shares, outstanding at December 31, 2023		2,099,339

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$1,080,657	$3,755,173
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	319,848	-
Stock-based compensation	172,670	101,462
Depreciation, depletion and amortization	1,268,703	1,268,016
Accretion of asset retirement obligations	22,121	22,902
Amortization of debt issuance costs	3,235	9,394
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	454,133	(738,558)
Decrease in right-of-use asset	42,076	40,529
Decrease in prepaid expenses	36,023	31,249
Increase (decrease) in accounts payable and accrued expenses	32,042	(81,236)
Settlement of asset retirement obligations	(14,715)	(17,482)
Decrease in operating lease liability	(42,076)	(40,529)
Net cash provided by operating activities	3,374,717	4,350,920

Cash flows from investing activities:
Additions to oil and gas properties	(1,471,543)	(4,760,880)
Additions to other property and equipment	-	(1,718)
Drilling refunds	-	18,329
Investment in limited liability companies at cost	(200,000)	(225,000)
Proceeds from sale of oil and gas properties and equipment	306,513	-
Net cash used in investing activities	(1,365,030)	(4,969,269)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,962	16,700
Profits from purchase of stock by insider	-	30,179
Debt issuance costs	(750)	-
Proceeds from long-term debt	-	675,000
Reduction of long-term debt	-	(675,000)
Dividends paid	(213,600)	-
Acquisition of treasury stock	(455,132)	(168,260)
Net cash used in financing activities	(666,520)	(121,381)

Net increase (decrease) in cash and cash equivalents	1,343,167	(739,730)

Cash and cash equivalents at beginning of period	2,235,771	1,370,766

Cash and cash equivalents at end of period	$3,578,938	$631,036

Non-cash investing and financing activities:
Asset retirement obligations	$2,838	$21,554

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2023, and the results of its operations and cash flows for the interim periods ended December 31, 2023 and 2022. The consolidated financial statements as of December 31, 2023 and for the three and nine month periods ended December 31, 2023 and 2022 are unaudited. The consolidated balance sheet as of March 31, 2023 was derived from the audited balance sheet filed in the Company’s 2023 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2024:

Carrying amount of asset retirement obligations as of April 1, 2023	$730,276
Liabilities incurred	2,838
Liabilities settled	(43,050)
Accretion expense	22,121
Carrying amount of asset retirement obligations as of December 31, 2023	712,185
Less: Current portion	20,000
Non-Current asset retirement obligation	$692,185

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $58,847 and $41,460 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2023 and 2022 was $172,670 and $101,462, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2023 totals $559,490 which is expected to be recognized over a weighted average of 2.39 years.

During the nine months ended December 31, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options exercisable at $12.68 per share with an estimated fair value of $279,360. During the nine months ended December 31, 2022, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options exercisable at $18.05 per share with an estimated fair value of $385,640. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2023 and 2022. All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2023	2022
Grant-date fair value	$8.73	$12.44
Volatility factor	56.5%	57.3%
Dividend yield	-	-
Risk-free interest rate	3.44%	3.15%
Expected term (in years)	6.25	6.25

The following table is a summary of activity of stock options for the nine months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2023	139,250	$8.36	7.04	$419,853
Granted	32,000	12.68
Exercised	(500)	5.93
Forfeited or Expired	-	-
Outstanding at December 31, 2023	170,750	$9.18	6.85	$-

Vested at December 31, 2023	90,500	$6.42	5.47	$245,128
Exercisable at December 31, 2023	90,500	$6.42	5.47	$245,128

During the nine months ended December 31, 2023, stock options covering 500 shares were exercised with a total intrinsic value of $2,416. The Company received proceeds of $2,962 from these exercises. During the nine months ended December 31, 2022, stock options covering 5,000 shares were exercised with a total intrinsic value of $47,575. The Company received proceeds of $16,700 from these exercises.

There were no stock options forfeited or expired during the nine months ended December 31, 2023 and 2022. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at December 31, 2023 expire between August 2024 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of December 31, 2023, there was $1,500,000 available for borrowing by the Company on the facility.

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

There was no balance outstanding on the line of credit as of December 31, 2023.

6. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,112 square feet of office space shared with and paid by our principal shareholder. The lease does not include an option to renew and is a 36-month lease that was to expire in May 2021. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021. In June 2021, the Company agreed to extend its current lease at a flat (unescalated) rate for 36 months. The amended lease now expires on July 31, 2024.

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

The balance sheets classification of lease assets and liabilities was as follows:

December 31, 2023
Assets
Operating lease right-of-use asset, beginning balance	$75,629
Current period amortization	(42,076)
Total operating lease right-of-use asset	$33,553

Liabilities
Operating lease liability, current	$33,553
Operating lease liability, long term	-
Total lease liabilities	$33,553

Future minimum lease payments as of December 31, 2023 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2024	14,560
Fiscal Year Ended March 31, 2025	19,413
Total lease payments	$33,973
Less: imputed interest	(420)
Operating lease liability	33,553
Less: operating lease liability, current	(33,553)
Operating lease liability, long term	$-

Net cash paid for our operating lease for the nine months ended December 31, 2023 and 2022 was $32,001. Rent expense, less sublease income of $11,679 is included in general and administrative expenses.

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

The income tax provision consists of the following for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31
	2023	2022
Current income tax expense:
Federal	$-	$-
State	79,123	115,236
Total current income tax expense	79,123	115,236
Deferred income tax expense:
Federal	319,848	-
State	-	-
Total deferred income tax expense	319,848	-
Total income tax expense:	$398,971	$115,236

Federal income tax for the nine months ended December 31, 2023 was $319,848. There was no federal income tax expense for the nine months ended December 31, 2022 because the Company was in a net deferred tax asset position.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for the nine months ended December 31 follows:

	2023	2022
Tax expense at federal statutory rate (1)	$294,106	$788,586
Statutory depletion carryforward	(5,694)	(257,509)
Change in valuation allowance	(3,578)	(550,947)
Permanent differences	35,014	19,812
State income expense	79,123	115,236
Other	-	58
Total income tax	$398,971	$115,236
Effective income tax rate	27%	3%

(1)	The federal statutory rate was 21% for nine months ended December 31, 2023 and 2022.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2023 and 2022 was $3,625 and $11,598, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2023 and 2022 was $21,619 and $35,333, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending December 31, 2023 and 2022 were $3,893. Amounts paid by the principal stockholder directly to the lessor for the nine months ending December 31, 2023 and 2022 were $11,679.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and nine month periods ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2023	2022	2023	2022
Net income	$345,610	$1,244,785	$1,080,657	$3,755,173

Shares outstanding:
Weighted avg. shares outstanding – basic	2,103,503	2,147,750	2,120,611	2,148,859
Effect of assumed exercise of dilutive stock options	48,280	57,956	49,097	64,793
Weighted avg. shares outstanding – dilutive	2,151,783	2,205,706	2,169,708	2,213,652

Income per common share:
Basic	$0.16	$0.58	$0.51	$1.75
Diluted	$0.16	$0.56	$0.50	$1.70

For the three and nine months ended December 31, 2023, 63,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.32 at December 31, 2023. For the three and nine months ended December 31, 2022, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $18.05 at December 31, 2022.

10. Stockholders’ Equity

In March 2023, the Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1,000,000 after December 31, 2022.

During the nine months ended December 31, 2023, the Company repurchased 37,161 shares for the treasury at an aggregate cost of $455,133. During the nine months ended December 31, 2022, the Company repurchased 12,416 shares for the treasury at an aggregate cost of $168,260. Subsequently, in January 2024, the Company repurchased 1,501 shares for the treasury at an aggregate cost of $15,018.

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

11. Subsequent Events

In February 2024, Mexco expended approximately $244,000 to participate in the drilling of six horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico.

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

At December 31, 2023, we had working capital of $4,297,176 compared to working capital of $3,475,776 at March 31, 2023, an increase of $821,400 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Nine Months Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	3,374,717	4,350,920	(976,203)
Net cash used in investing activities	(1,365,030)	(4,969,269)	(3,604,239)
Net cash used in financing activities	(666,520)	(121,381)	545,139

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the nine months ended December 31, 2023 was $3,374,717 in comparison to $4,350,920 for the nine months ended December 31, 2022. This decrease of $976,203 in our cash flow operating activities consisted of an increase in our non-cash expenses of $384,803; a decrease in our accounts receivable of $1,192,691; an increase of $113,278 of our accounts payable and accrued expenses; and, a decrease in our net income for the current nine months of $2,674,516. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the nine months ended December 31, 2023, we had net cash of $1,365,030 used for additions to oil and gas properties compared to $4,969,269 for the nine months ended December 31, 2022.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Cash flow used in our financing activities was $666,520 for the nine months ended December 31, 2023 compared to cash flow used in our financing activities of $121,381 for the nine months ended December 31, 2022. During the nine months ended December 31, 2023, we expended $213,600 to pay the special dividend and $455,132 to purchase 37,161 shares of our stock for the treasury account.

Accordingly, net cash increased $1,343,167, leaving cash and cash equivalents on hand of $3,578,938 as of December 31, 2023.

Oil and Natural Gas Property Development.

New Participations in Fiscal 2024. The Company currently plans to participate in the drilling and completion of 48 horizontal wells and 1 vertical well at an estimated aggregate cost of approximately $2,200,000 for the fiscal year ending March 31, 2024. Forty-five of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining 3 horizontal wells are in the Bakken formation in McKenzie County, north Dakota and the vertical well is in Irion County, Texax.

During the first nine months of fiscal 2024, Mexco expended approximately $264,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%. Two of these wells began producing in November 2023 with initial average production rates of 1,066 barrels of oil, 4,393 barrels of water and 2,483,000 cubic feet of gas per day, or 1,480 barrels of oil equivalent (“BOE”) per day.

During the first nine months of fiscal 2024, Mexco expended approximately $152,000 to participate in the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .4%. These wells began producing in November 2023 with initial average production rates of 837 barrels of oil, 1,794 barrels of water and 659,000 cubic feet of gas per day, or 947 BOE per day.

During the first nine months of fiscal 2024, Mexco expended approximately $105,000 to participate in the drilling and completion of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately ..285%. These wells began producing in September 2023 with initial average production rates of 582 barrels of oil, 1,488 barrels of water and 791,000 cubic feet of gas per day, or 714 BOE per day.

In July 2023, Mexco expended approximately $787,000 to participate in the drilling of five horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately 2.2%.

In July 2023, Mexco expended approximately $36,000 to participate in the drilling and completion of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately .1%. One of these wells began producing in September 2023 with initial average production rates of 747 barrels of oil, 1,933 barrels of water and 433,000 cubic feet of gas per day, or 819 BOE per day.

In November 2023, Mexco expended approximately $32,000 to participate in the drilling and completion of one horizontal well in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in this well is .16%.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $600,000 has been funded as of December 31, 2023. Subsequently, in February 2024, the Company funded another $200,000 toward this investment. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. To date, this LLC has returned $58,022 or 7% of the total investment.

In April 2019, the Company invested over a period of four years $300,000 for a less than 1% investment commitment in a limited liability company to purchase mineral interests in the Utica and Marcellus areas of Ohio. To date, this LLC has returned $263,756 or 88% of the total investment.

Completion of Wells Drilled in Fiscal 2023. The Company expended approximately $450,000 in the completion of 21 horizontal wells in which the Company participated in fiscal 2023.

The Company expended approximately $427,000 for the completion costs of eight horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2023. Mexco’s working interest in these wells is .52%. These wells began producing in October 2023 with initial average production rates of 825 barrels of oil, 3,540 barrels of water and 2,150,000 cubic feet of gas per day, or, 1,183 BOE per day.

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

Acquisitions. In December 2023, the Company acquired royalty (mineral) interests in 8 wells operated by Occidental Petroleum Corporation and located in Reeves County, Texas for a purchase price of $364,000 which is effective November 1, 2023. Subsequently, in January 2024, the Company acquired an additional interest in these same wells for a purchase price of $91,000, effective December 1, 2023.

In November 2023, the Company acquired small royalty (mineral) interests in 13 wells operated by Diamondback Energy, Inc. and located in Midland County, Texas for a purchase price of $45,300 which is effective November 1, 2023.

In November 2023, the Company acquired small producing and non-producing royalty (mineral) interests in 1,280 gross acres in Crane, Ector, Midland and Upton Counties, Texas for a purchase price of $60,500 which is October 1, 2023.

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

In December 2023, the Company made on a 3-year Term Assignment of 98% of the Company’s leasehold interest in certain deep rights of 200 acres in Loving and Ward Counties, Texas. The Company received $5,000 per net leasehold acre in the total amount of approximately $980,000. The Company retained the remaining 2% leasehold interest as a participating interest in the full unit at approximately .625% working interest. The Company also retained an overriding royalty interest of 5% proportionately reduced.

Also in December 2023, the Company made on a 3-year Term Assignment of the Company’s leasehold interest in 12.96 net mineral acres located in Lea County, New Mexico. The Company received $2,500 per net leasehold acre in the total amount of $32,400. The Company retained an overriding royalty interest equal to the positive difference between 25% and any existing burdens of record as of the effective date.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.74 per MMBtu in June 2023 to a high of $3.78 per MMBtu in January 2023.

On December 31, 2023, the WTI posted price for crude oil was $67.63 and the Henry Hub posted price for natural gas was $2.58. See Results of Operations below for realized price.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2023:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$33,973	$33,973	$-	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38-month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $9,084 less than 1 year for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2023 and 2022. For the quarter ended December 31, 2023, there was net income of $345,610 compared to $1,244,785 for the quarter ended December 31, 2022 as a result of a decrease in operating revenues due to a decrease in oil and gas prices and production partially offset by a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,610,595 for the third quarter of fiscal 2024, a 35% decrease from $2,486,017 for the same period of fiscal 2023. This resulted from a decrease in oil and natural gas production volumes and a decrease in oil and natural gas prices.

	2023	2022	% Difference
Oil:
Revenue	$1,387,008	$1,750,539	(20.8%)
Volume (bbls)	17,636	21,308	(17.2%)
Average Price (per bbl)	$78.65	$82.15	(4.3%)

Gas:
Revenue	$223,587	$735,478	(69.6%)
Volume (mcf)	122,794	145,980	(15.9%)
Average Price (per mcf)	$1.82	$5.04	(63.9%)

Production and exploration. Production costs were $401,035 for the third quarter of fiscal 2024, a 16% decrease from $478,670 for the same period of fiscal 2023. This is primarily the result of a decrease in production taxes and marketing charges as a result of the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $400,337 for the third quarter of fiscal 2024, a 19% decrease from $496,509 for the same period of fiscal 2023, primarily due to a decrease in production and full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $335,153 for the third quarter of fiscal 2024, a 16% increase from $288,536 for the same period of fiscal 2023. This was primarily due to an increase in accounting fees and employee stock option compensation.

Income taxes. Federal income tax for the three months ended December 31, 2023 was $169,986. There was no federal income tax expense for the three months ended December 31, 2022 because the Company was in a net deferred tax asset position. State income tax was $32,959 for the three months ended December 31, 2023, a 47% decrease from $61,986 for the three months ended December 31, 2022 due to the decrease in oil and natural gas sales in the State of New Mexico. The effective tax rate for state and federal taxes combined for the three months ended December 31, 2023 and 2022 was 37% and 5%, respectively. The increase in the effective federal tax rate is the result of the reconciliation to the federal tax return.

Results of Operations – Nine Months Ended December 31, 2023 and 2022. For the nine months ended December 31, 2023, there was a net income of $1,080,657 compared to net income of $3,755,173 for the nine months ended December 31, 2022. This was a result of a decrease in operating revenues due to a decrease in oil and gas prices and a decrease in gas production partially offset by an increase in oil production and a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $4,706,395 for the nine months ended December 31, 2023, a 35% decrease from $7,184,025 for the same period of fiscal 2023. This resulted from a decrease in oil and natural gas prices and a decrease in natural gas production partially offset by an increase in oil production.

	2023	2022	% Difference
Oil:
Revenue	$3,916,792	$4,707,735	(16.8%)
Volume (bbls)	50,826	50,052	1.5%
Average Price (per bbl)	$77.06	$94.06	(18.1%)

Gas:
Revenue	$789,903	$2,476,290	(68.1%)
Volume (mcf)	372,459	394,293	(5.5%)
Average Price (per mcf)	$2.12	$6.28	(66.2%)

Production and exploration. Production costs were $1,143,116 for the nine months ended December 31, 2023, a 13% decrease from $1,308,143 for the nine months ended December 31, 2022. This decrease is primarily the result of a decrease in production taxes and marketing charges as a result of the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $1,268,703 for the nine months ended December 31, 2023, a .1% increase from $1,268,016 for the nine months ended December 31, 2022, due to a decrease in oil and gas reserves and an increase in oil production partially offset by a decrease in gas production and the full cost amortization base.

General and administrative expenses. General and administrative expenses were $981,665 for the nine months ended December 31, 2023, a 12% increase from $876,735 for the nine months ended December 31, 2022. This was primarily due to an increase in employee stock option compensation, accounting fees and engineering services partially offset by a decrease in legal fees.

Income taxes. Federal income tax for the nine months ended December 31, 2023 was $319,848. There was no federal income tax expense for the nine months ended December 31, 2022 because the Company was in a net deferred tax asset position. State income tax was $79,123 for the nine months ended December 31, 2023, a 31% decrease from $115,236 for the nine months ended December 31, 2022 due to the decrease in oil and natural gas sales in the State of New Mexico. The effective tax rate for state and federal taxes combined for the nine months ended December 31, 2023 and 2022 was 27% and 3%, respectively. The increase in the effective federal tax rate is the result of the reconciliation to the federal tax return.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2023, our largest credit risk associated with any single purchaser was $565,161 or 62% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $62.72 per bbl in March 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.74 per MMBtu in June 2023 to a high of $3.78 per MMBtu in January 2023. On December 31, 2023, the WTI posted price for crude oil was $67.63 and the Henry Hub posted price for natural gas was $2.58. See Results of Operations above for the Company’s realized prices during the three and nine months. Subsequently, on January 30, 2024, the WTI posted price for crude oil was $73.80 and the Henry Hub posted price for natural gas was $2.26.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2024, our operating revenues would have increased or decreased $508,260. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2024, our operating revenues would have increased or decreased $372,459.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

In March 2023, our board of directors authorized the use of up to $1,000,000 to repurchase shares of our common stock for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the board of directors. The following table provides information related to repurchases of our common stock for the treasury account during the nine months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1-30, 2023	-	-	-	$1,000,000
May 1-31, 2023	-	-	-	$1,000,000
June 1-30, 2023	-	-	-	$1,000,000
July 1-31, 2023	9,500	$12.28	9,500	$883,293
August 1-31, 2023	9,500	$12.69	9,500	$762,743
September 1-30, 2023	7,000	$12.57	7,000	$674,744
October 1-31, 2023	6,000	$12.58	6,000	$599,267
November 1-30, 2023	1,839	$11.49	1,839	$578,141
December 1-31, 2023	3,322	$10.02	3,322	$544,868

(1)	The program authorizing the use of up to $1,000,000 to repurchase shares of our common stock for the treasury account was approved by the board of directors on March 27, 2023 and does not have an expiration date. As of December 31, 2023, 37,161 shares of Mexco’s common stock have been purchased for a total of $455,132.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation
31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extenstion Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 9, 2024	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 9, 2024	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

