Form 10-K
period 2024-03-31
MEXCO ENERGY CORP
filed 2024-06-27
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-31785

MEXCO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0627918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 W. Wall, Suite 475	(432) 682-1119
Midland, Texas 79701	(Registrant’s telephone number, including area code)
(Address of principal executive offices, Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 per share	MXC	NYSE American

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2023 (the last business day of the Registrant’s most recently completed second quarter) was $14,672,667 as computed by reference to the last reported sale.

There were 2,090,000 shares of the registrant’s common stock outstanding as of June 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Shareholders to be held on September 10, 2024, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2024, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2024 were approximately 1.547 million barrels of oil equivalent (“MMBOE”) of which 51% was oil and natural gas liquids and 49% was natural gas, and our estimated present value of proved reserves was approximately $29 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2025.

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

From 1983 to 2024, Mexco Energy Corporation made numerous acquisitions of royalties, overriding royalties, minerals and working interests in producing oil and gas properties including the following most significant acquisitions:

1990-1994	Royalty interests, aggregate purchase price of approximately $501,000 covering multiple wells in the Gomez (Ellenberger) Field of Pecos County, Texas.

1993-2014	Tabbs Bay Oil Company and Thompson Brothers Lumber Company, respectively dissolved in 1957 and 1947. Purchase covering thousands of acres located respectively in 19 counties of Texas, 3 parishes of Louisiana and one county in Arkansas and 8 counties of Texas, respectively consisting of various mineral, royalty and overriding royalty interests.

1997	Forman Energy Corporation, purchase price of $1,591,000 consisting primarily of working interests in approximately 634 wells located in 12 states.

2004	Royalty interests, purchase price $304,000 covering 37 producing wells in the Cotton Valley formation in Limestone County, Texas and the Lower Cotton Valley formation in Jackson Parish, Louisiana. This acreage also contains additional potential undrilled locations.

Royalty interests, purchase price $500,000 covering 4 producing gas units in Freestone County, Texas containing 33 producing wells and additional potential undeveloped locations in the Cotton Valley formation.

2005	Royalty interests, purchase price $550,000 covering 75 producing wells and additional potential undeveloped locations in the Cotton Valley formation of Freestone and Limestone Counties, Texas.

2007	Non-operated working interests, purchase price $425,000 covering 2 properties in Lea County, New Mexico.

Royalty (mineral) acreage, purchase price $1,850,000 covering 122 mineral acres in the Newark East (Barnett Shale) Field of Tarrant County, Texas amounting to approximately 21.45% royalty interest.

2008	Royalty (mineral) acreage, purchase price $429,000 covering 522 mineral acres in the Newark East (Barnett Shale) Field of Tarrant County, Texas containing 6 producing natural gas wells and additional potential undeveloped well locations. In March 2009, purchased additional interests, $49,000.

2010	Southwest Texas Disposal Corporation, purchase price $478,000 consisting of royalty interests in over 300 wells located in 60 counties and parishes of 6 states.

Overriding royalty interests, purchase price $1,650,000 covering 5,120 gross acres over 8 sections in the Haynesville trend area of DeSoto Parish, Louisiana containing 6 horizontal producing wells and additional potential undeveloped drill sites. The Company paid $1.46 million in cash and the remainder was paid as 26,833 shares of its common stock issued from treasury shares.

2011	Non-operating working interests, purchase price $670,000 covering 160 gross acres in the Fuhrman-Mascho Field of Andrews County, Texas containing 5 producing wells in the Grayburg and San Andres formations and additional potential drill sites. In March 2012, purchased additional working interests, $275,000.

2012	TBO Oil and Gas, LLC, purchase price of $1,150,000 consisting of working interests in approximately 280 wells located in 16 counties of 3 states.

2014	Royalty interests, purchase price $200,000 covering 43 wells in 12 counties of 8 states, primarily in Texas.

Royalty interests, purchase price $580,000 covering 580 wells in 87 counties of 8 states. Approximately 90% of the net revenue from these royalties is produced by 157 wells located in the Barnett Shale of the Fort Worth Basin of Texas.

Royalty and mineral interests, purchase price $1,000,000 covering approximately 1,800 wells in 27 counties of Texas. Of these oil and gas reserves, approximately 60% is natural gas and 40% oil.

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

2019	Royalty interest investment, $300,000 for a less than 1% investment commitment in a limited liability company, capitalized at approximately $50 million to purchase royalty interests consisting of minerals located in the Marcellus and Utica areas of Ohio. This LLC has returned $276,098 and 92% of the total investment since inception in fiscal 2020.

2022-2023	Overriding royalty interests, purchase price of $567,000 covering 53 producing wells and several additional potential locations for development in Atascosa and Karnes Counties, Texas.

Royalty interests, purchase price of $939,000 covering 22 producing wells and several additional potential locations for development in the Eagleford area of Dimmit County, Texas.

Royalty interest investment, $2,000,000 for an approximate 2% investment commitment in a limited liability company, capitalized at approximately $100 million to purchase royalty interests consisting of minerals located in the Marcellus and Utica areas of Ohio. As of the date of this report, $1,000,000 of the commitment has been expended.

Royalty interests, purchase price of $117,200 covering 28 producing wells in 6 counties in the Haynesville trend area of Louisiana and 5 counties in Texas.

2023-2024	Royalty interests, purchase price of $455,000 covering 8 producing wells and additional potential locations for development in Reeves County, Texas.

Royalty interests, purchase price of $367,500 covering 84 producing wells and additional potential locations for development in 6 counties in Texas.

Royalty interest, purchase price of $575,600 covering 9 producing wells with additional potential locations for development and 4 producing wellbores in Weld County, Colorado.

Royalty interests, purchase price of $390,300 covering 255 producing wells in the Haynesville trend area of Caddo Parish, Louisiana.

Industry Environment and Outlook

The commodity price environment was challenging in fiscal 2024. The war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession and measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout fiscal 2025. In light of these challenges facing our industry and in response to the continued challenging environment, our primary business strategies for fiscal 2025 will continue to include: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) divesting of non-core assets, and (3) working to balance capital spending with cash flows to minimize borrowings and maintain ample liquidity.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2024 operating results and potential impact on fiscal 2025 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2024, oil constituted approximately 83% of our oil and natural gas sales and approximately 51% of our total proved reserves volumes for fiscal 2024. Revenues from oil and gas royalty interests accounted for approximately 28% of our total operating revenues for fiscal 2024.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Reeves and Loving Counties, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 85% of our discounted future net cash flows from proved reserves and 87% of our gross revenues.

The Permian Basin is one of the oldest and most prolific producing basins in North America which has been a significant source of oil production since the 1920s. The Permian Basin is known to have a number of zones of oil and natural gas bearing rock throughout.

The Delaware Basin properties, encompassing 39,112 gross acres, 213 net acres, 742 gross producing wells or 4 net wells account for approximately 70% of our discounted future net cash flows from proved reserves as of March 31, 2024. For fiscal 2024, these properties accounted for 62% of our gross revenues. Of these discounted future net cash flows from proved reserves, approximately 29% are attributable to proven undeveloped reserves which would be developed through new drilling.

The Midland Basin properties, encompassing 115,030 gross acres, 249 net acres, 1,731 gross producing wells or 5 net wells account for approximately 13% of our discounted future net cash flows from proved reserves as of March 31, 2024. For fiscal 2024, these properties accounted for 23% of our gross revenues. Of these discounted future net cash flows from proved reserves, approximately 5% are attributable to proven undeveloped reserves which would be developed through new drilling.

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

We own partial interests in approximately 6,800 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Mississippi, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia, North Dakota, and Ohio. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2024	69,999	502,879
2023	73,968	534,363
2022	61,689	393,841
2021	50,327	324,205
2020	44,301	294,007

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

Major Customers

We made sales that amounted to 10% or more of operating revenues as follows for the years ended March 31:

	2024	2023
Company A	59%	53%

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

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2024. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2025.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2024.

Name	Age	Position
Nicholas C. Taylor	86	Chairman and Chief Executive Officer
Tamala L. McComic	55	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	79	Vice President
Stacy D. Hardin	59	Secretary and Assistant Treasurer

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

Employees

As of March 31, 2024, we had three full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.

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

The Company is subject to various risks and uncertainties in the ordinary course of business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. We could also face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations and the trading price of our shares could decline. Investors should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K.

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

The United States and certain countries in Europe and Asia are facing economic struggles or slowing economic growth. If these conditions worsen, combined with a decline in economic growth in other parts of the world, there could be a significant adverse effect on global financial markets and commodity prices. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. Global or national health concerns may adversely affect the Company by (i) reducing demand for its oil, NGLs and gas because of reduced global or national economic activity, (ii) impairing its supply chain (for example, by limiting manufacturing of materials used in operations) and (iii) affecting the health of its workforce, rendering employees unable to work or travel. Deteriorating economic climate in the United States or abroad due to inflation, rising interest rates or otherwise, demand for petroleum products could diminish or stagnate, which could depress the prices at which the Company could sell its oil, NGLs and gas, affect the ability of the Company’s vendors, suppliers and customers to continue operations and ultimately decrease the Company’s cash flows and profitability. In addition, reduced worldwide demand for debt and equity securities issued by oil and gas companies may make it more difficult for the Company to raise capital to fund its operations or refinance its debt obligations.

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

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties including the cost of abandoned properties, dry holes, geophysical costs and annual lease rentals. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Depletion of evaluated oil and natural gas properties is computed in the units of production method, whereby capitalized costs are amortized over total proved reserves. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” We use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date in estimating discounted future net reserves. Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. There were no ceiling test impairments on our oil and gas properties during fiscal 2024 and 2023.

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

Approximately 33% and 26% of our total estimated net proved reserves at March 31, 2024 and 2023, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2024, differentials averaged $2.68 per Bbl of oil and ($0.15) per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

We own non-operating interests in properties developed and operated by third parties and, as a result, we are unable to control the operation and profitability of such properties.

We participate in the drilling and completion of wells with third-party operators that exercise exclusive control over such operations. As a participant, we rely on third-party operators to successfully operate these properties pursuant to joint operating agreements and other similar contractual arrangements. As a participant in these operations, we may not be able to maximize the value associated with these properties in the manner we believe appropriate, or at all. For example, we cannot control the success of drilling and development activities on properties operated by third-parties, which depend on a number of factors under the control of a third-party operator, including such operator’s determinations with respect to, among other things, the nature and timing of drilling and operational activities, the timing and amount of capital expenditures and the selection of suitable technology. In addition, the third-party operator’s operational expertise and financial resources and its ability to gain the approval of other participants in drilling wells will impact the timing and potential success of drilling and development activites in a manner that we are unable to control. A third-party operator’s failure to adequately perform operations, breach of the applicable agreements or failure to act in ways that are favorable to us could reduce our production and revenues, negatively impact our liquidity and cause us to spend capital in excess of our current plans, and have a material adverse effect on our financial condition and results of operations.

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

Our effective tax rate may change in the future, which could adversely impact us.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate tax rate, limiting interest deductions and certain deductions for executive compensation, permitting immediate expensing of certain capital expenditures, and revising the rules governing net operating losses. The TCJA remains unclear in some respects and continues to be subject to potential amendments and technical corrections. The U.S. Treasury Department and the IRS have issued significant guidance since the TCJA was enacted, interpreting the TCJA and clarifying some the uncertainties, and are continuing to issue new guidance. There are still significant aspects of the TCJA for which further guidance is expected, and both the timing and contents of any such future guidance are uncertain.

Further, changes to the U.S. federal income tax laws are proposed regularly and there can be no assurance that, if enacted, any such changes would not have an adverse impact on us. For example, President Biden has suggested the reversal or modification of some portions of the TCJA and certain of these proposals, if enacted, could increase our effective tax rate. There can be no assurance that any such proposed changes will be introduced as legislation or, if introduced, later enacted and, if enacted, what form such enacted legislation would take. Such changes could potentially have retroactive effect. In light of these factors, there can be no assurance that our effective tax rate will not change in future periods. If the effective tax rates were to increase as a result of the future legislation, our business could be adversely affected.

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

We depend, and will continue to depend in the foreseeable future, upon the continued services of our Chief Executive Officer, Nicholas C. Taylor and our President and Chief Financial Officer, Tamala L. McComic, who have extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and developing and executing acquisitions and financing. As of March 31, 2024, we do not have key-man insurance on the lives of Mr. Taylor and Ms. McComic. The unexpected loss of the services of one or more of these individuals could, therefore, significantly and adversely affect our operations.

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

As of March 31, 2024, our executive officers and directors beneficially owned approximately 48% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Mexco maintains a cybersecurity program that aims to protect the confidentiality, integrity, and availability of data required by our business to be stored, analyzed, transported, and/or processed. We have implemented various internal and external controls and processes, including internal risk assessment and policy implementation, to incorporate a risk-based cybersecurity framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities, and infrastructure.

Risk Management and Strategy. Mexco recognizes the risk that cybersecurity threats pose to our operations, and cybersecurity is an important component of our overall risk management strategy. Mexco’s cybersecurity team consists of our executive officers and third-party cybersecurity personnel. The third-party cybersecurity team, led by professionals with cybersecurity expertise across multiple industries, takes a cross-functional approach to addressing these risks and engages in discussions with our executive management team on an as-needed basis.

We have implemented a monitoring and detection system to help promptly identify cybersecurity incidents. We also require our employees to receive annual cybersecurity awareness training. We perform cybersecurity tabletop exercises to test the effectiveness of our incidence response plan (“IRP”) and implement post-incident “lessons learned” to enhance our response. We provide our system users with access consistent with the principle of least privilege, which requires that such users be given no more access than necessary to complete their job functions. We have programs in place to monitor our retained data with the goal of identifying personal identifiable information and taking appropriate actions to secure the data.

We have an IRP that delineates the procedures to be followed for handling a variety of cybersecurity incidents; categorizes potential cybersecurity incidents and the required timeframe for reporting each; establishes cybersecurity incident response levels; provides for investigations designed to help us to meet applicable legal obligations, including possible notification requirements; and outlines the roles and responsibilities for various personnel in the event of a cybersecurity incident.

Governance. The Board, in coordination with the Audit Committee and Chief Financial Officer, is responsible for the oversight of risks from cybersecurity threats. The responsibilities of the Audit Committee include overseeing policies and management systems for cybersecurity matters and reviewing Mexco’s strategy, objectives, and policies relative to cybersecurity. In addition, the Board and the Audit Committee receive regular presentations and reports on cybersecurity risks that address a range of topics, including developments, technological trends or tools, third party updates, and regulatory standards. Our IRP calls for prompt and timely direct notifications and updates to the Board (or its committees) as necessary in connection with cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial. On a periodic basis, the Board and the Audit Committee discuss our approach to cybersecurity with our executive officers and cybersecurity personnel.

Management plays a role in assessing and managing our material risks from cybersecurity threats through membership on our cybersecurity team, as well as by making final materiality determinations and disclosures and other compliance decisions, as reflected in our IRP.

Impact of Risks from Cybersecurity Threats. As of the date of this Report, we are not aware of any previous cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

For more information on our cybersecurity related risks, see “Item 1A. Risk Factors” above for additional information.

ITEM 2.	PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2024, we had interests in approximately 6,800 gross (25.7 net) producing oil and gas wells and owned leasehold mineral, royalty and other interests in approximately 579,000 gross (2,709 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2024 were $76.88 per bbl of oil compared to $92.02 in 2023, a decrease of 16%, and $2.75 per mcf of natural gas compared to $5.68 in 2023, a decrease of 52%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2024. The benchmark price of $73.96 per bbl of oil at March 31, 2024 versus $87.45 at March 31, 2023, was adjusted by lease for gravity, transportation fees and market differentials and did not give effect to derivative transactions. The benchmark price of $2.45 per mcf of natural gas at March 31, 2024 versus $5.96 at March 31, 2023, was adjusted by lease for BTU content, transportation fees and market differentials.

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

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2024 and 2023 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC. As stated above, Mexco retained Hall and Associates to prepare estimates of our oil and gas reserves. Management works closely with this firm, and is responsible for providing accurate operating and technical data to it. Our Chief Financial Officer who has over 26 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Alan Neal, the technical person at Hall and Associates responsible for evaluating the proved reserves covered by this report. Mr. Neal is a member of the Society of Petroleum Engineers and has over 36 years of experience in the oil and gas industry. Our Chairman and Chief Executive Officer who has over 46 years of experience in the oil and gas industry also reviews the final reserves estimate.

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

PROVED RESERVES

	March 31,
	2024	2023
Oil (Bbls):
Proved developed – Producing	394,000	451,000
Proved developed – Non-producing	50,620	35,770
Proved undeveloped	346,330	240,060
Total	790,950	726,830
Natural gas (Mcf):
Proved developed – Producing	3,346,460	3,826,370
Proved developed – Non-producing	219,780	145,000
Proved undeveloped	970,880	978,010
Total	4,537,120	4,949,380

Total net proved reserves (BOE) (1)	1,547,127	1,551,725

PV-10 Value (2)	$29,078,000	$39,473,000
Present value of future income tax discounted at 10%	(4,450,000)	(6,658,000)
Standardized measure of discounted future net cash flows (3)	$24,628,000	$32,815,000

Prices used in Calculating Reserves: (4)
Natural gas (per Mcf)	$2.75	$5.68
Oil (per Bbl)	$76.88	$92.02

(1)	These reserve estimates do not include the Company’s interest in two LLCs referred to in Item 1. Business – Company Profile on page 4 hereto. The first LLC has returned $276,098 and 92% of the total investment since inception in fiscal 2020.
(2)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
(3)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month first day of the month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.
(4)	These prices reflect adjustment by lease for quality, transportation fees and market differentials.

During fiscal 2024, we added proved reserves of 272 thousand BOE (“MBOE”) through extensions and discoveries, added 44 MBOE through acquisitions, subtracted 163 MBOE for downward revisions of previous estimates. Such downward revisions are primarily attributable to a decrease in crude oil and natural gas prices and partially the result of reserves written off due to the five-year limitation and the change in the timing of new development. The reserves written off were primarily royalty interests on leases in DeSoto Parish, Louisiana and Karnes County, Texas which are held by production and still in place to be developed in the future.

During the fiscal year ending March 31, 2024, we had a working or royalty interest in the development of 43 wells converting reserves of approximately 62,000 BOE from proved undeveloped to proved developed – producing with capital cost of approximately $940,000.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authority or agency during the year ended March 31, 2024, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2024		2023
	Gross	Net	Gross	Net
Exploratory Wells
Beginning wells in progress	-	-	-	-
Wells spud	-	-	-	-
Successful wells	-	-	-	-
Ending wells in progress	-	-	-	-

Development Wells
Beginning wells in progress	21	.05	11	.04
Wells spud	48	.22	54	.36
Successful wells	(53)	(.09)	(44)	(.35)
Ending wells in progress	16	.17	21	.05

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

In addition to the working interests mentioned above, other operators drilled 101 gross wells (.02 net wells) on company-owned minerals and royalties at no expense to the Company. We expect the production of our mineral interests will increase as operators continue to drill, complete and develop our acreage. We expect to capitalize on this development, which requires no capital expenditure funding from us, and believe the anticipated aggregate royalty receipts will enable us to grow our cash flows. A number of the horizontal wells in which the Company participates involve longer lateral which are more efficient and have greater estimated ultimate recovery.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2024, we held an interest in approximately 6,800 gross (25.7 net) productive wells, including approximately 5,700 wells in which we held an overriding or royalty interest and 1,100 wells in which we held a working interest.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2024:

	Acreage
	Gross	Net
Texas	373,500	1,531
Oklahoma	69,300	815
Louisiana	38,900	87
New Mexico	31,000	184
North Dakota	22,400	23
Ohio	20,300	1
Kansas	8,500	41
Montana	5,000	1
Wyoming	3,800	5
Colorado	3,000	11
Arkansas	1,600	5
Alabama	1,000	2
Mississippi	600	2
Virginia	100	1
Total	579,000	2,709

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Years Ended March 31,
	2024	2023
Oil (a):
Production (Bbls)	69,999	73,968
Revenue	$5,348,257	$6,522,163
Average Bbls per day (d)	192	203
Average sales price per Bbl	$76.40	$88.18
Gas (b):
Production (Mcf)	502,879	534,363
Revenue	$1,114,390	$2,858,460
Average Mcf per day (d)	1,378	1,464
Average sales price per Mcf	$2.22	$5.35
Total BOE (c)	153,812	163,029
Production costs:
Production expenses:	$1,029,279	$1,039,893
Production expenses per BOE	$6.69	$6.38
Production expenses per sales dollar	$0.16	$0.11
Production and ad valorem taxes:	$497,193	$679,826
Production and ad valorem taxes per BOE	$3.23	$4.17
Production and ad valorem taxes per sales dollar	$0.08	$0.07
Total oil and gas revenue	$6,462,647	$9,380,623

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365 day year.

ITEM 3.	LEGAL PROCEEDINGS

We may, from time to time, be a party to various proceedings and claims incidental to our business. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future results of operations.

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

		High	Low
2024:	April - June 2023	$13.84	$10.30
	July - September 2023	13.63	11.36
	October - December 2023	13.50	9.05
	January - March 2024	10.49	9.02

2023:	April - June 2022	$24.18	$13.79
	July - September 2022	20.84	14.43
	October - December 2022	18.25	12.40
	January - March 2023	15.39	10.50

On March 31, 2024, the closing sales price of our common stock on the NYSE American was $9.98 per share.

Stockholders

As of March 31, 2024, we had 2,226,916 shares issued and 827 shareholders of record which does not include shareholders for whom shares are held in a “nominee” or “street” name. Of these issued shares, 135,517 are held in the treasury.

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

Subsequently, on April 30, 2024, the Company announced that its Board of Directors declared a regular annual dividend of $0.10 per common share to its shareholders of record at the close of business on May 21, 2024. The dividend was paid on June 4, 2024. The Company obtained written permission from WTNB prior to declaring the regular annual dividend.

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2024, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	45,250	$5.27	-
2019 Plan	200,000	120,500	10.89	66,000
Total	400,000	165,750	$9.36	66,000

Issuer Repurchases

In March 2023, the Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, share of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow.

The following table provides information related to repurchases of our common stock for the treasury account during the year ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1-31, 2023	9,500	$12.28	9,500	$883,293
August 1-31, 2023	9,500	$12.69	9,500	$762,742
September 1-30, 2023	7,000	$12.57	7,000	$674,744
October 1-31, 2023	6,000	$12.58	6,000	$599,267
November 1-30, 2023	1,839	$11.49	1,839	$578,141
December 1-31, 2023	3,322	$10.02	3,322	$544,867
January 1-31, 2024	1,501	$10.01	1,501	$529,849
February 1-28, 2024	4,266	$9.98	4,266	$487,288
March 1-31, 2024	7,173	$10.08	7,173	$414,965
Total	50,101	$11.68	50,101

During the year ended March 31, 2024, the Company repurchased 50,101 shares for the treasury account at an aggregate cost of $585,035, an average price of $11.68 per share. During the year ended March 31, 2023, the Company repurchased 18,416 shares for the treasury account at an aggregate cost of $244,494, an average price of $13.28 per share.

Subsequently, in April 2024, the Company’s Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value, $0.50, for the treasury account. This authorization replaced the previously authorized $1,000,000 common stock repurchase program which had $414,965 remaining at the time it was replaced.

Also in April 2024, the Company repurchased 13,766 shares for the treasury account at an aggregate cost of $188,637, an average price of $13.70 per share.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Years Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$4,433,935	$6,515,895	$(2,081,960)
Net cash used in investing activities	$(3,416,499)	$(5,441,075)	$(2,024,576)
Net cash used in financing activities	$(779,723)	$(209,815)	$569,908

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the year ended March 31, 2024 was $4,433,935 in comparison to $6,515,895 for the year ended March 31, 2023. This decrease of $2,081,960 in our cash flow operating activities consisted of increase in our non-cash expenses of $505,448; a decrease in our accounts receivable of $426,598; an increase of $49,673 of our accounts payable and accrued expenses; and, a decrease in our net income for the current year of $3,317,518. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of production expenses and engineering services. Our expenses also consist of employee compensation, accounting, insurance and other general and administrative expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the year ended March 31, 2024, we had net cash of $3,016,499 used for additions to oil and gas properties and a $400,000 investment in two limited liability companies compared to $5,014,357 and $425,000, respectively, for the year ended March 31, 2023.

Cash Flow Used in Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $779,723 for the year ended March 31, 2024 compared to net cash flow used in our financing activities of $209,815 for the year ended March 31, 2023. During the year ended March 31, 2024, we expended $213,600 to pay the annual dividend, expended $585,035 to purchase 50,101 shares of our stock for the treasury account, and received proceeds of $19,662 for the exercise of employee and director stock options. During the year ended March 31, 2023, we received proceeds of $16,700 from the exercise of director stock options, received payment of $30,179 from a director for profits on purchase of stock within the six-month window of a previous stock sale, expended $244,494 for the purchase of 18,416 shares of our stock for the treasury and, expended $12,200 for the renewal of our credit facility.

Accordingly, net cash increased $237,713, leaving cash and cash equivalents on hand of $2,473,484 as of March 31, 2024.

We had working capital of $3,259,200 as of March 31, 2024 compared to working capital of $3,475,776 as of March 31, 2023, a decrease of $216,576 for the reasons set forth below.

Oil and Natural Gas Property Development.

New Participations in Fiscal 2024. The Company participated in the drilling and completion of 51 horizontal wells and 1 vertical well at a cost of approximately $2,300,000, of which $2,000,000 was expended during the fiscal year ending March 31, 2024. Nineteen of these wells have not been completed. Forty-eight of these horizontal wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining three horizontal wells are in the Bakken formation in McKenzie County, North Dakota and the vertical well is in Irion County, Texas.

In addition to the above working interests, there were 101 gross wells (.025 net wells) drilled by other operators on Mexco’s royalty interests and 348 gross wells (7.65 net wells) obtained through acquisitions.

Mexco expended approximately $264,000 to participate in the drilling of four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%. Two of these wells began producing in November 2023 and the other two in March 2024 with initial average production rates of 822 barrels of oil, 4,159 barrels of water and 2,574,000 cubic feet of gas per day, or 1,251 barrels of oil equivalent (“BOE”) per day.

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

Mexco expended approximately $870,000 to participate in the drilling of five horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately 1.16%. Subsequently, in April 2024, two of these wells were completed with initial average production rates of 1,065 barrels of oil, 2,107 barrels of water and 706,500 cubic feet of gas per day, or 1,183 BOE per day.

In July 2023, Mexco expended approximately $36,000 to participate in the drilling and completion of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is approximately .1%. These wells began producing in September 2023 with initial average production rates of 898 barrels of oil, 1,969 barrels of water and 503,000 cubic feet of gas per day, or 982 BOE per day.

In November 2023, Mexco expended approximately $32,000 to participate in the drilling and completion of one horizontal well in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in this well is .165%.

In February 2024, Mexco expended approximately $74,000 to participate in the drilling of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .53%. Subsequently, in May 2024, Mexco expended approximately $90,000 to complete these wells.

In February 2024, Mexco expended approximately $170,000 to participate in the drilling of four horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .45%.

In February 2024, Mexco expended approximately $153,000 to participate in an exploratory well in the Fusselman Formation of Irion County, Texas. Subsequently, in May 2024, the Company expended $27,000 for additional drilling costs. This well was later determined to be noncommercial and will be plugged and abandoned in fiscal 2025.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $800,000 has been funded as of March 31, 2024. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. Subsequently, in May 2024, the Company funded another $200,000 toward this investment. This LLC has returned $81,231 or 8% of the total investment.

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

Seven horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico in which the Company participated during fiscal 2023 were completed with initial average production rates of 1,827 barrels of oil, 1,945 barrels of water and 2,264,000 cubic feet of gas per day, or, 2,204 barrels of oil equivalent per day. Mexco’s working interest in these wells is .033%.

Acquisitions. During the year, the Company acquired royalty interests in 39 producing wells with additional potential locations for development in Howard and Lee Counties, Texas for an aggregate purchase price of $261,700.

In February 2024, the Company acquired royalty interests in 8 producing wells with additional potential locations for development operated by PDC Energy, Inc. and 4 producing wellbores operated by Chevron Corporation for an aggregate purchase price of $575,600. These wells are located in Weld County, Colorado.

In February 2024, the Company acquired royalty interests in 255 producing wells in the Haynesville trend area of Caddo Parish, Louisiana for a purchase price of $390,300.

In December 2023, the Company acquired royalty (mineral) interests in 7 wells operated by Occidental Petroleum Corporation and located in Reeves County, Texas for a purchase price of $364,000 which is effective November 1, 2023. In January 2024, the Company acquired an additional interest in these same wells for a purchase price of $91,000, effective December 1, 2023.

In November 2023, the Company acquired small royalty interests in 27 producing wells as well as non-producing mineral interests in 1,280 gross acres located in Crane, Ector, Midland and Upton Counties, Texas for an aggregate purchase price of $105,800.

Subsequently, in April 2024, the Company acquired small royalty (mineral) interests in 21 wells operated by Anadarko Petroleum Corporation and Cimarex Energy Company and located in Reeves County, Texas for a purchase price of $158,000 which is effective April 1, 2024.

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

Subsequent Participations. In April 2024, Mexco expended approximately $80,000 to participate in the drilling of five horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico and $127,800 to drill four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Markets. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $63.10 per bbl in June 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $3.34 per MMBtu in October 2023.

On March 31, 2024 the WTI posted price for crude oil was $79.15 per bbl and the Henry Hub spot price for natural gas was $1.54 per MMBtu. See Results of Operations below for realized prices.

Results of Operations

Fiscal 2024 Compared to Fiscal 2023

We had net income of $1,344,952 for the year ended March 31, 2024 compared to $4,662,702 for the year ended March 31, 2023, a 71% decrease as a result of a decrease in operating revenues due to a decrease in oil and natural gas prices and production that is further explained below.

Oil and natural gas sales. Revenue from oil and natural gas sales was $6,462,647 for the year ended March 31, 2024, a 31% decrease from $9,380,623 for the year ended March 31, 2023. This resulted from a decrease in oil and natural gas prices and production volumes. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2024	2023	% Difference
Oil:
Revenue	$5,348,257	$6,522,163	(18.0)%
Volume (bbls)	69,999	73,968	(5.4)%
Average Price (per bbl)	$76.40	$88.18	(13.4)%

Gas:
Revenue	$1,114,390	$2,858,460	(61.0)%
Volume (mcf)	502,879	534,363	(5.9)%
Average Price (per mcf)	$2.22	$5.35	(58.5)%

Production and exploration. Production costs were $1,526,472 in fiscal 2024, an 11% decrease from $1,719,719 in fiscal 2023. This was primarily the result of a decrease in production taxes as a result of the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $1,969,742 in fiscal 2024, a 6% increase from $1,854,047 in fiscal 2023. This was primarily due to an increase in the full cost pool amortization and a decrease in the oil and gas reserves partially offset by a decrease in oil and gas production.

General and administrative expenses. General and administrative expenses were $1,243,548 for the year ended March 31, 2024, an 11% increase from $1,120,691 for the year ended March 31, 2023. This was primarily due to an increase in employee stock option compensation, salaries and contract services, and accounting fees.

Interest expense. Interest expense was $5,234 in fiscal 2024, a 60% decrease from $13,097 in fiscal 2023, due to a decrease in borrowings.

Income taxes. Federal income tax for fiscal 2024 was $500,915. There was no federal income tax for fiscal 2023 because the Company was in a net deferred tax asset position. State income tax was $119,629 in fiscal 2024, a 27% decrease from $164,510 for fiscal 2023 due to the decrease in oil and natural gas sales in the State of New Mexico. The effective tax rate for state and federal taxes combined for fiscal 2024 and fiscal 2023 was 32% and 3%, respectively. The increase in the effective federal tax rate is the result of the Company now being in a net deferred tax liability position and the reconciliation to the federal tax return.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2024:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$19,413	$19,413	-	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38-month lease agreement effective May 15, 2018 and extended another 36 months to July 31, 2024. Of this total obligation for the remainder of the lease, our majority shareholder will pay $5,191 less than 1 year for his portion of the shared office space.

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

Accounts Receivable. Our accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any credit losses. The allowance for credit losses is determined based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole.

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

Recent Accounting Pronouncements. In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about the Company’s effective tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of this standard on its tax disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2024, our largest credit risk associated with any single purchaser was $480,836 or 48% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $63.10 per bbl in June 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $3.34 per MMBtu in October 2023. On March 31, 2024 the WTI posted price for crude oil was $79.15 per bbl and the Henry Hub spot price for natural gas was $1.54 per MMBtu. See Results of Operations above for the Company’s realized prices during the fiscal year. Subsequently, on June 18, 2024, the WTI posted price for crude oil was $77.55 and the Henry Hub posted price for natural gas was $2.43.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for fiscal 2024, our pretax income would have changed by $699,990. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2024, pretax income would have changed by $502,879.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F2 through F21 hereof and are incorporated herein by reference.

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

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2024.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 10, 2024 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024, which is incorporated herein by reference.

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

Dated: June 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 27, 2024, by the following persons on behalf of the Registrant and in the capacity indicated.

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

Gross acres or wells. Refers to the total acres or wells, as the case may be, in which an interest is owned any amount of working interest.

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

Mcf. One thousand cubic feet of natural gas.

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

Spacing. The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mexco Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the Company) as of March 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of proved reserves impacting the recognition and valuation of depletion expense and impairment of oil and gas properties.

Critical Accounting Matter Description

As described in Note 2 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future revenues and expenses to calculate depletion expense. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

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

PCAOB ID #410

Midland, Texas

June 27, 2024

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$2,473,484	$2,235,771
Accounts receivable:
Oil and natural gas sales	1,001,709	1,366,784
Trade	9,186	7,031
Prepaid drilling	148,748	67,951
Prepaid costs and expenses	56,193	56,502
Total current assets	3,689,320	3,734,039
Property and equipment, at cost
Oil and gas properties, using the full cost method	48,304,585	45,391,634
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(34,184,837)	(32,215,095)
Property and equipment, net	14,241,674	13,298,465
Investment – cost basis	1,100,000	700,000
Operating lease, right-of-use asset	19,263	75,629
Other noncurrent assets	8,597	12,156
Total assets	$19,058,854	$17,820,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$221,603	$201,897
Income tax payable	189,254	-
Operating lease liability, current	19,263	56,366
Total current liabilities	430,120	258,263
Long-term liabilities
Operating lease liability, long-term	-	19,263
Deferred income tax liability	311,661	-
Asset retirement obligations	688,808	710,276
Total long-term liabilities	1,000,469	729,539
Total liabilities	1,430,589	987,802

Commitments and contingencies

Stockholders’ equity

Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,226,916 and 2,221,416 shares issued; and, 2,091,399 and 2,136,000 shares outstanding as of March 31, 2024 and 2023	1,113,458	1,110,708
Additional paid-in capital	8,567,856	8,321,145
Retained earnings	9,122,481	7,991,129
Treasury stock, at cost (135,517 and 85,416 shares, respectively)	(1,175,530)	(590,495)
Total stockholders’ equity	17,628,265	16,832,487
Total liabilities and stockholders’ equity	$19,058,854	$17,820,289

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2024	2023
Operating revenues:
Oil sales	$5,348,257	$6,522,163
Natural gas sales	1,114,390	2,858,460
Other	142,237	176,666
Total operating revenues	6,604,884	9,557,289

Operating expenses:
Production	1,526,472	1,719,719
Accretion of asset retirement obligation	29,869	30,532
Depreciation, depletion and amortization	1,969,742	1,854,047
General and administrative	1,243,547	1,120,691
Total operating expenses	4,769,630	4,724,989

Operating income	1,835,254	4,832,300

Other income (expenses):
Interest income	135,476	8,009
Interest expense	(5,234)	(13,097)
Net other expense	130,242	(5,088)

Income before provision for income taxes	1,965,496	4,827,212

Income tax expense:
Current	308,883	164,510
Deferred	311,661	-
Total income tax expense	620,544	164,510

Net income	$1,344,952	$4,662,702

Income per common share:
Basic:	$0.64	$2.17
Diluted:	$0.62	$2.11

Weighted average common shares outstanding:
Basic:	2,114,360	2,146,491
Diluted:	2,161,010	2,208,663

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2024 and 2023

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2022	$1,108,208	$8,133,982	$3,328,427	$(346,001)	$12,224,616
Net income	-	-	4,662,702	-	4,662,702
Issuance of stock through options exercised	2,500	14,200	-	-	16,700
Profit from purchase of stock by insider		30,179			30,179
Purchase of stock				(244,494)	(244,494)
Stock based compensation	-	142,783	-	-	142,783
Balance at March 31, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	1,344,952	-	1,344,952
Issuance of stock through options exercised	2,750	16,912	-	-	19,662
Dividends paid			(213,600)		(213,600)
Purchase of stock	-	-	-	(585,035)	(585,035)
Stock based compensation	-	229,799	-	-	229,799
Balance at March 31, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265

SHARE ACTIVITY
	2024	2023
Common stock shares, issued:
At beginning of year	2,221,416	2,216,416
Issued	5,500	5,000
At end of year	2,226,916	2,221,416

Common stock shares, held in treasury:
At beginning of year	(85,416)	(67,000)
Acquisitions	(50,101)	(18,416)
At end of year	(135,517)	(85,416)

Common stock shares, outstanding
At end of year	2,091,399	2,136,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2024	2023
Cash flows from operating activities:
Net income	$1,344,952	$4,662,702
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	311,661	-
Stock-based compensation	229,799	142,783
Depreciation, depletion and amortization	1,969,742	1,854,047
Accretion of asset retirement obligations	29,869	30,532
Amortization of debt issuance costs	4,309	12,570
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	362,920	(63,678)
Decrease in right-of-use asset	56,366	54,294
Decrease (increase) in prepaid expenses	309	(8,866)
Increase (decrease) in accounts payable and accrued expenses	16,198	(33,475)
Decrease in operating lease liability	(56,366)	(54,294)
Increase in income tax payable	189,254	-
Settlement of asset retirement obligations	(25,078)	(80,720)
Net cash provided by operating activities	4,433,935	6,515,895

Cash flows from investing activities:
Additions to oil and gas properties	(3,349,326)	(5,310,036)
Additions to other property and equipment	-	(1,718)
Drilling refund	26,194	295,679
Investment in limited liability companies at cost	(400,000)	(425,000)
Proceeds from sale of oil and gas properties and equipment	306,633	-
Net cash used in investing activities	(3,416,499)	(5,441,075)

Cash flows from financing activities:
Proceeds from exercise of stock options	19,662	16,700
Profits from purchase of stock by insider	-	30,179
Proceeds from long-term debt	275,000	675,000
Debt issuance costs	(750)	(12,200)
Dividends paid	(213,600)	-
Acquisition of treasury stock	(585,035)	(244,494)
Reduction of long-term debt	(275,000)	(675,000)
Net cash used in financing activities	(779,723)	(209,815)

Net increase in cash and cash equivalents	237,713	865,005

Cash and cash equivalents at beginning of year	2,235,771	1,370,766

Cash and cash equivalents at end of year	$2,473,484	$2,235,771

Supplemental disclosure of cash flow information:
Cash paid for interest	$925	$528
Accrued capital expenditures included in accounts payable	$21,693	$28,186

Non-cash investing and financing activities:
Asset retirement obligations	$7,617	$23,492

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2024 and 2023

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2024, the Company had on deposit all of its cash and cash equivalents with three financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. Accounts receivable under joint operating agreements have a right of offset against future oil and gas revenues if a producing well is completed. The collectibility of receivables is assessed and an allowance is made for any credit losses. The allowance for credit losses is determined based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company has not experienced any significant credit losses. For the years ended March 31, 2024 and 2023, no allowance has been made for any credit losses.

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

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool). Impairments transferred to the DD&A pool increase the DD&A rate. No costs were excluded for the years ended March 31, 2024 and 2023.

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

Recent Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about the Company’s effective tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of this standard on its tax disclosures.

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of March 31, 2024, there was $1,500,000 available for borrowing by the Company on the facility.

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

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the special dividend on April 10, 2023 and the regular annual dividend on April 30, 2024 as discussed in Note 14. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the credit facility as of March 31, 2024. The following table is a summary of activity on the WTNB credit facility for the years ended March 31, 2024 and 2023:

Principal
Balance at April 1, 2022:	$-
Borrowings	675,000
Repayments	(675,000)
Balance at March 31, 2023:	$-
Borrowings	275,000
Repayments	(275,000)
Balance at March 31, 2024:	$-

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

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2024	2023
Carrying amount of asset retirement obligations, beginning of year	$730,276	$735,512
Liabilities incurred	7,617	23,492
Liabilities settled	(48,954)	(59,260)
Accretion expense	29,869	30,532
Revisions	-	-
Carrying amount of asset retirement obligations, end of year	718,808	730,276
Less: Current portion	30,000	20,000
Non-Current asset retirement obligation	$688,808	$710,276

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

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the earliest year open to examination by U.S. federal and state income tax jurisdictions is 2019.

The income tax provision consists of the following for the years months ended March 31, 2024 and 2023:

	Year Ended
	March 31
	2024	2023
Current income tax expense:
Federal	$189,254	$-
State	119,629	164,510
Total current income tax expense	$308,883	$164,510
Deferred income tax expense:
Federal	311,661	-
State	-	-
Total deferred income tax expense	$311,661	$-
Total income tax expense:	$620,544	$164,510

Federal income tax for the year ended March 31, 2024 was $500,915. There was no federal income tax expense for the year ended March 31, 2023 because the Company was in a net deferred tax asset position.

GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2024	2023
Deferred tax assets:
Percentage depletion carryforwards	$1,281,990	$1,375,131
Deferred stock-based compensation	15,745	22,041
Asset retirement obligation	150,950	153,358
Net operating loss	151,193	665,386
Other	35,345	11,642
	$1,635,223	$2,227,558
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	1,946,884	2,223,980
Deferred tax liability, net	$311,661	$3,578
Valuation allowance	-	(3,578)
Net deferred tax	$311,661	$-

As of March 31, 2024, the Company has a statutory depletion carryforward of approximately $5,400,000, which does not expire. At March 31, 2024, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $720,000, which will begin expiring in 2040. The Company’s ability to use some of its net operating loss carryforwards and certain other tax attributes to reduce current and future U.S. federal taxable income is subject to limitations under the Internal Revenue Code.

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

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2024	2023
Tax expense at federal statutory rate (1)	$412,754	$979,167
Statutory depletion carryforward	152,054	(257,509)
Change in valuation allowance	(3,578)	(749,912)
U. S. tax reform, corporate rate reduction	-	-
Permanent differences	46,819	28,196
State income expense, net of federal benefit	94,507	164,510
Other	(82,012)	58
Total income tax	$620,544	$164,510
Effective income tax rate	31.6%	3.4%

(1)	The federal statutory rate was 21% for fiscal years ending March 31, 2024 and 2023.

For the years ended March 31, 2024 and 2023, the Company did not have any uncertain tax positions.

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

In fiscal 2024, one purchaser accounted for 59% of the total operating revenues and 48% of the total oil and natural gas accounts receivable and another purchaser accounted for 8% of the total operating revenues and 8% of the total oil and natural gas accounts receivable. In fiscal 2023, one purchaser accounted for 53% of the total operating revenues and 46% of the total oil and natural gas accounts receivable and another purchaser accounted for 8% of the total operating revenues and 21% of the total oil and natural gas accounts receivable.

7. Oil and Natural Gas Costs

The costs related to the Company’s oil and natural gas activities were incurred as follows for the years ended March 31:

	2024	2023
Property acquisition costs:
Proved	$1,826,266	$1,053,442
Unproved	-	-
Exploration	153,039	-
Development	1,363,529	4,282,499
Capitalized asset retirement obligations	7,617	23,492
Total costs incurred for oil and gas properties	$3,350,451	$5,359,433

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2024	2023
Proved oil and gas properties	$48,304,585	$45,391,634
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	$48,304,585	$45,391,634
Less accumulated DD&A	34,066,282	32,099,439
	$14,238,303	$13,292,195

DD&A amounted to $12.81 and $14.56 per BOE of production for the years ended March 31, 2024 and 2023, respectively.

8. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2024	2023
Net income	$1,344,952	$4,662,702

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,114,360	2,146,491
Effect of the assumed exercise of dilutive stock options	46,650	62,172
Weighted avg. common shares outstanding – dilutive	2,161,010	2,208,663

Income per common share:
Basic	$0.64	$2.17
Diluted	$0.62	$2.11

For the year ended March 31, 2024, 93,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $13.12 at March 31, 2024. For the year ended March 31, 2023, 31,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $18.05 at March 31, 2023.

9. Stockholders’ Equity

In March 2023, the Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, share of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of stock, our financial performance and other conditions. Repurchases may also be made form time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1,000,000 after December 31, 2022.

During the year ended March 31, 2024, the Company repurchased 50,101 shares for the treasury account at an aggregate cost of $585,035, an average price of $11.68 per share per share. During the year ended March 31, 2023, the Company repurchased 18,416 shares for the treasury account at an aggregate cost of $244,494, an average price of $13.28 per share per share. Subsequently, in April 2024, the Company’s Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value, $0.50, for the treasury account. This authorization replaced the previously authorized $1,000,000 common stock repurchase program which had $414,965 remaining at the time it was replaced. Also in April 2024, the Company repurchased 13,766 shares for the treasury account at an aggregate cost of $188,637.

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

During the year ended March 31, 2024, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options. During the year ended March 31, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 31,000 stock options.

The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2024 and 2023.

The Company recognized compensation expense of $229,799 and $142,783 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2024 and 2023, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2024 totals $502,361, which is expected to be recognized over a weighted average of 2.46 years.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model. Expected volatilities are based on historical volatility of the Company’s stock over the contractual term of 120 months and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company has only declared a special one-time dividend, no dividend yield was used in the calculation on current options understanding. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2024 and 2023. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2024	2023
Grant-date fair value	$8.73	$12.44
Volatility factor	56.52%	57.3%
Dividend yield	-	-
Risk-free interest rate	3.44%	3.15%
Expected term (in years)	6.25	6.25

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2024, there were no stock options forfeited or expired. During the year ended March 31, 2023, 1,000 unvested stock options were forfeited due to the resignation of an employee.

The following table is a summary of activity of stock options for the years ended March 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2022	114,250	$5.51	7.40	$1,221,670
Granted	31,000	18.05
Exercised	(5,000)	3.34
Forfeited or Expired	(1,000)	7.22
Outstanding at March 31, 2023	139,250	$8.36	7.04	$419,853
Granted	32,000	12.68
Exercised	(5,500)	3.58
Forfeited or Expired	-	-
Outstanding at March 31, 2024	165,750	$9.36	6.62	$103,275

Vested at March 31, 2024	95,500	$6.26	5.26	$355,253
Exercisable at March 31, 2024	95,500	$6.26	5.26	$355,253

During the year ended March 31, 2024, stock options covering 5,500 shares were exercised with a total intrinsic value of $37,566. The Company received proceeds of $19,662 from these exercises. During the year ended March 31, 2023, stock options covering 5,000 shares were exercised with a total intrinsic value of $47,575. The Company received proceeds of $16,700 from these exercises. Subsequently, in April 2024, stock options covering 12,367 shares were exercised. The Company received proceeds of $77,641 from these exercises.

Other information pertaining to option activity was as follows during the year ended March 31:

	2024	2023
Weighted average grant-date fair value of stock options granted (per share)	$8.73	$12.44
Total fair value of options vested	$234,025	$102,348
Total intrinsic value of options exercised	$37,566	$47,575

The following table summarizes information about options outstanding at March 31, 2024:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$3.34 – 4.83	27,500	$3.34
4.84 – 5.97	36,250	4.84
5.98 – 7.00	9,000	7.00
7.01 – 8.51	30,000	8.51
8.52 – 18.05	63,000	15.32
$3.34 – 18.05	165,750	$9.36	6.62	$103,275

Outstanding options at March 31, 2023 expire between August 2024 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

11. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2024 and 2023 were $23,379 and $47,055, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the year ending March 31, 2024 and 2023 were $15,572.

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

The Company determines an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use asset, operating lease liability, current, and operating lease liability, long-term on the consolidated balance sheet.

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

The balance sheet classification of lease assets and liabilities was as follows:

March 31, 2024
Assets
Operating lease right-of-use asset, beginning balance	$75,629
Current period amortization	(56,366)
Lease amendment	-
Total operating lease right-of-use asset	$19,263

Liabilities
Operating lease liability, current	$19,263
Operating lease liability, long term	-
Total lease liabilities	$19,263

Future minimum lease payments as of March 31, 2024 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2025	$19,413
Total lease payments	$19,413
Less: imputed interest	(150)
Operating lease liability	19,263
Less: operating lease liability, current	(19,263)
Operating lease liability, long term	$-

Net cash paid for our operating lease for the year ended March 31, 2024 and 2023 was $42,668. Rent expense, less sublease income of $15,572 is included in general and administrative expenses.

13. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2024 and 2023 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table presents the weighted average first-day-of-the-month prices used for oil and gas reserve preparation, based upon SEC guidelines.

	March 31,
	2024	2023	% Change
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$73.96	$87.45	(15)%
Natural gas per MMBtu	$2.45	$5.96	(59)%

The Company’s total estimated proved reserves at March 31, 2024 were approximately 1.547 MBOE of which 51% was oil and natural gas liquids and 49% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2022	809,000	4,842,000
Revision of previous estimates	(108,000)	328,000
Purchase of minerals in place	31,000	125,000
Extensions and discoveries	69,000	188,000
Sales of minerals in place	-	-
Production	(74,000)	(534,000)
As of March 31, 2023	727,000	4,949,000
Revision of previous estimates	(86,000)	(463,000)
Purchase of minerals in place	24,000	121,000
Extensions and discoveries	199,000	437,000
Sales of minerals in place	(3,000)	(4,000)
Production	(70,000)	(503,000)
As of March 31, 2024	791,000	4,537,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. Such downward revisions are primarily attributable to a decrease in crude oil and natural gas prices and partially the result of reserves written off due to the five-year limitation and the change in the timing of new development. The reserves written off were primarily royalty interests on leases in DeSoto Parish, Louisiana and Karnes County, Texas which are held by production and still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2024 and 2023:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2022	428,280	3,583,470
As of March 31, 2023	486,770	3,971,370
As of March 31, 2024	444,610	3,566,240
Proved Undeveloped Reserves:
As of April 1, 2022	380,550	1,258,210
As of March 31, 2023	240,060	978,010
As of March 31, 2024	346,330	970,880

At March 31, 2024, the Company reported estimated PUDs of 508 MBOE, which accounted for 33% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 64 new wells (205 MBOE) operated by others, 14 wells are currently being drilled with plans for 37 wells to follow in fiscal 2025, 104 wells in fiscal 2026 and 6 wells in fiscal 2027. The cost of these projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and bank borrowings. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2024.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural	Future
	Gas (BOE)	Development Costs
PUDs, beginning of year	403,065	$3,837,540
Revision of previous estimates	(38,780)	272,365
Sales of reserves	-	-
Conversions to PD reserves	(61,606)	(935,590)
Additional PUDs added	205,462	2,307,162
PUDs, end of year	508,141	$5,481,477

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2024 and 2023 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2027 are $5,481,477.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2024 were $76.88 per bbl of oil and $2.75 per mcf of natural gas. The average prices used for fiscal 2023 were $92.02 per bbl of oil and $5.68 per mcf of natural gas.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2024 and 2023 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2024	2023
Future cash inflows	$73,290,000	$94,972,000
Future production costs and taxes	(21,634,000)	(23,800,000)
Future development costs	(5,481,000)	(4,280,000)
Future income taxes	(7,067,000)	(11,284,000)
Future net cash flows	39,108,000	55,608,000
Annual 10% discount for estimated timing of cash flows	(14,480,000)	(22,793,000)
Standardized measure of discounted future net cash flows	$24,628,000	$32,815,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2024	2023
Sales of oil and gas produced, net of production costs	$(4,936,000)	$(7,661,000)
Net changes in price and production costs	(14,394,000)	8,937,000
Changes in previously estimated development costs	(77,000)	413,000
Revisions of quantity estimates	(3,620,000)	(4,313,000)
Net change due to purchases and sales of minerals in place	1,146,000	2,030,000
Extensions and discoveries, less related costs	7,208,000	3,277,000
Net change in income taxes	2,208,000	(1,801,000)
Accretion of discount	2,908,000	3,947,000
Changes in timing of estimated cash flows and other	1,370,000	2,066,000
Changes in standardized measure	(8,187,000)	6,895,000
Standardized measure, beginning of year	32,815,000	25,920,000
Standardized measure, end of year	$24,628,000	$32,815,000

14. Subsequent Events

On April 30, 2024, the Company announced that its Board of Directors declared a regular annual dividend of $0.10 per common share to its shareholders of record at the close of business on May 21, 2024. The regular annual dividend was paid on June 4, 2024.

In April 2024, the Company’s Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value, $0.50, for the treasury account. Also in April 2024, the Company repurchased 13,766 shares for the treasury account at an aggregate cost of $188,637, an average price of $13.70 per share.

In April 2024, the Company acquired small royalty (mineral) interests in 21 wells operated by Anadarko Petroleum and Cimarex Energy and located in Reeves County, Texas for a purchase price of $158,000.

In April 2024, stock options covering 12,367 shares were exercised. The Company received proceeds of $77,641 from these exercises.

In April 2024, Mexco expended approximately $207,800 to participate in the drilling of nine horizontal wells located in the Delaware Basin in Lea County, New Mexico.

In May 2024, the Company funded another $200,000 toward its $2,000,000 equity investment in a limited liability company.

In May 2024, the Company expended approximately $90,000 to complete 2 horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico.

The Company completed a review and analysis of all events that occurred after the consolidated balance sheet date to determine if any such events must be reported and has determined that there are no other subsequent events to be disclosed.

INDEX TO EXHIBITS

Exhibit
Number

3.1	Restated Articles of Incorporation of Mexco Energy Corporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated June 24, 1998, and incorporated herein by reference.

3.2	Amended Bylaws of Mexco Energy Corporation as amended on September 13, 2011 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 14, 2011, and incorporated herein by reference.

10.1	2009 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 15, 2009, and incorporated herein by reference.

10.2	2019 Employee Incentive Stock Plan of Mexco Energy Corporation filed as Exhibit A to the Company’s Proxy Statement on Form 14C dated July 16, 2019, and incorporated herein by reference.

10.3	Loan Agreement dated December 28, 2018 between West Texas National Bank and Mexco Energy Corporation filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2018, and incorporated herein by reference.

10.4	First Amendment to Loan Agreement dated February 28, 2020 to the Loan Agreement between West Texas National Bank and Mexco Energy Corporation filed as Exhibit 10.4 to the Company’s Annual Report on form 10-K filed on June 26, 2020, and incorporated herein by reference.

10.5	Second Amendment to Loan Agreement dated March 28, 2023 to the Loan Agreement between West Texas National Bank and Mexco Energy Corporation filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated June 26, 2023, and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Mexco Energy Corporation filed with the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004, and incorporated herein by reference.

21.1	Subsidiaries of Mexco Energy Corporation

23.1	Consent of Weaver and Tidwell, L.L.P., Independent Registered Public Accounting Firm

23.2	Consent of Russell K. Hall & Associates, Inc., Independent Petroleum Engineers

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Russell K. Hall & Associates, Inc., Independent Petroleum Engineering Firm

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Innteractive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

38