Form 10-Q
period 2024-06-30
MEXCO ENERGY CORP
filed 2024-08-08
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 8, 2024 was 2,085,443.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,514,715	$2,473,484
Accounts receivable:
Oil and natural gas sales	955,899	1,001,709
Trade	9,955	9,186
Prepaid drilling	23,066	148,748
Prepaid costs and expenses	51,447	56,193
Total current assets	3,555,082	3,689,320

Property and equipment, at cost
Oil and gas properties, using the full cost method	48,930,971	48,304,585
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(34,724,533)	(34,184,837)
Property and equipment, net	14,328,364	14,241,674
Investments – cost basis	1,300,000	1,100,000
Operating lease, right-of-use asset	162,911	19,263
Other noncurrent assets	7,522	8,597
Total assets	$19,353,879	$19,058,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$266,512	$221,603
Income tax payable	201,159	189,254
Operating lease liability, current	48,711	19,263
Total current liabilities	516,382	430,120
Long-term liabilities
Operating lease liability, long-term	114,200	-
Asset retirement obligations	685,274	688,808
Deferred income tax liabilities	386,276	311,661
Total long-term liabilities	1,185,750	1,000,469
Total liabilities	1,702,132	1,430,589

Commitments and contingencies

Stockholders’ equity

Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 and 2,226,916 shares issued; and, 2,090,000 and 2,091,399 shares outstanding as of June 30, 2024 and March 31, 2024, respectively	1,119,641	1,113,458
Additional paid-in capital	8,691,753	8,567,856
Retained earnings	9,204,520	9,122,481
Treasury stock, at cost (149,283 and 135,517 shares, respectively)	(1,364,167)	(1,175,530)
Total stockholders’ equity	17,651,747	17,628,265
Total liabilities and stockholders’ equity	$19,353,879	$19,058,854

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2024	2023

Operating revenues:
Oil sales	$1,510,304	$1,429,678
Natural gas sales	177,752	285,412
Other	39,779	33,329
Total operating revenues	1,727,835	1,748,419

Operating expenses:
Production	437,420	349,407
Accretion of asset retirement obligations	7,711	7,356
Depreciation, depletion and amortization	539,697	486,186
General and administrative	367,045	340,969
Total operating expenses	1,351,873	1,183,918

Operating income	375,962	564,501

Other income (expense):
Interest income	22,746	23,695
Interest expense	(1,083)	(1,081)
Net other income	21,663	22,614

Income before provision for income taxes	397,625	587,115

Income tax expense:
Current	31,971	32,818
Deferred	74,615	88,683
Total income tax expense	106,586	121,501

Net income	$291,039	$465,614

Income per common share:
Basic:	$0.14	$0.22
Diluted:	$0.14	$0.21
Weighted average common shares outstanding:
Basic:	2,090,786	2,136,165
Diluted:	2,135,421	2,182,800

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265
Net income	-	-	291,039	-	291,039
Dividends paid	-	-	(209,000)	-	(209,000)
Issuance of stock through options exercised	6,183	71,458			77,641
Purchase of stock	-	-	-	(188,637)	(188,637)
Stock based compensation	-	52,439	-	-	52,439
Balance at June 30, 2024	$1,119,641	$8,691,753	$9,204,520	$(1,364,167)	$17,651,747

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	465,614	-	465,614
Dividends paid	-	-	(213,600)	-	(213,600)
Issuance of stock through options exercised	250	2,712	-	-	2,962
Stock based compensation	-	54,975	-	-	54,975
Balance at June 30, 2023	$1,110,958	$8,378,832	$8,243,143	$(590,495)	$17,142,438

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2024		2,226,916
Issued		12,367
Balance at June 30, 2024		2,239,283

Common stock shares, held in treasury:
Balance at April 1, 2024		(135,517)
Acquisitions		(13,766)
Balance at June 30, 2024		(149,283)

Common stock shares, outstanding at June 30, 2024		2,090,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$291,039	$465,614
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	74,615	88,683
Stock-based compensation	52,439	54,975
Depreciation, depletion and amortization	539,697	486,186
Accretion of asset retirement obligations	7,711	7,356
Amortization of debt issuance costs	1,075	1,081
Changes in operating assets and liabilities
Decrease in accounts receivable	45,041	469,846
Decrease in prepaid expenses	4,747	12,528
(Increase) decrease in right-of-use asset	(143,648)	13,894
Increase in accounts payable and accrued expenses	61,874	32,111
Settlement of asset retirement obligations	(11,529)	(2,185)
Increase in income taxes payable	11,905	-
(Increase) decrease in operating lease liability	143,648	(13,894)
Net cash provided by operating activities	1,078,614	1,616,195

Cash flows from investing activities:
Additions to oil and gas properties	(517,387)	(542,840)
Investments in limited liability companies at cost	(200,000)	-
Proceeds from sale of oil and gas properties and equipment	-	278,749
Net cash used in investing activities	(717,387)	(264,091)

Cash flows from financing activities:
Proceeds from exercise of stock options	77,641	2,962
Dividends paid	(209,000)	(213,600)
Acquisition of treasury stock	(188,637)	-
Debt issuance costs	-	(750)
Net cash used in financing activities	(319,996)	(211,388)

Net increase in cash and cash equivalents	41,231	1,140,716

Cash and cash equivalents at beginning of period	2,473,484	2,235,771

Cash and cash equivalents at end of period	$2,514,715	$3,376,487

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$-
Accrued capital expenditures included in accounts payable	$4,727	$4,487

Non-cash investing and financing activities:
Asset retirement obligations	$1,130	$1,080

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2024, and the results of its operations and cash flows for the interim periods ended June 30, 2024 and 2023. The consolidated financial statements as of June 30, 2024 and for the three-month periods ended June 30, 2024 and 2023 are unaudited. The consolidated balance sheet as of March 31, 2024 was derived from the audited balance sheet filed in the Company’s 2024 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2025:

Carrying amount of asset retirement obligations as of April 1, 2024	$718,808
Liabilities incurred	1,130
Liabilities settled	(12,375)
Accretion expense	7,711
Carrying amount of asset retirement obligations as of June 30, 2024	715,274
Less: Current portion	30,000
Non-Current asset retirement obligation	$685,274

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2024, there was $1,500,000 available for borrowing by the Company on the facility.

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

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the regular annual dividend on April 30, 2024 as discussed in Note 10. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the credit facility as of June 30, 2024.

5. Stock-based Compensation

The Company recognized compensation expense of $52,439 and $54,975 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for the first quarter of fiscal 2025 and 2024, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2024 totals $433,373, which is expected to be recognized over a weighted average of 2.12 years.

During the three months ended June 30, 2024, no stock options were granted. During the three months ended June 30, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options exercisable at $12.68 per share with an estimated fair value of $279,360. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the three months ended June 30, 2024 and 2023. All such amounts represent the weighted average amounts.

	Three Months Ended
	June 30
	2024	2023
Grant-date fair value	-	$8.73
Volatility factor	-	56.5%
Dividend yield	-	-
Risk-free interest rate	-	3.44%
Expected term (in years)	-	6.25

The following table is a summary of stock options activity for the three months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2024	165,750	$9.36	6.62	$103,275
Granted	-	-
Exercised	(12,367)	6.28
Forfeited or Expired	(1,875)	14.83
Outstanding at June 30, 2024	151,508	$9.54	6.74	$269,604

Vested at June 30, 2024	91,133	$6.82	5.82	$409,989
Exercisable at June 30, 2024	91,133	$6.82	5.82	$409,989

During the three months ended June 30, 2024, stock options covering 12,367 shares were exercised with a total intrinsic value of $92,316. The Company received proceeds of $77,641 from these exercises. During the three months ended June 30, 2023, stock options covering 500 shares were exercised with a total intrinsic value of $2,416. The Company received proceeds of $2,962 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the three months ended June 30, 2024, 1,875 unvested stock options were forfeited due to the resignation of an employee. During the three months ended June 30, 2023, there were no stock options forfeited or expired.

Outstanding options at June 30, 2024 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

6. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 1,112 square feet of office space shared with and reimbursed by our majority shareholder. The lease does not include an option to renew and is a 36-month lease that was to expire in May 2021. In June 2020, in exchange for a reduction in rent for the months of June and July 2020, the Company agreed to a 2-month extension to its current lease agreement at the regular monthly rate extending its current lease expiration date to July 2021. In June 2021, the Company agreed to extend its current lease at a flat (unescalated) rate for 36 months. In June 2024, the Company agreed to extend its lease at a flat (unescalated) rate for another 36 months. The amended lease now expires on July 31, 2027.

The Company determines an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use asset, operating lease liability, current, and operating lease liability, long-term on the consolidated balance sheets.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption of the renewal was 9%. Significant judgement is required when determining the incremental borrowing rate. Rent expense for lease payments is recognized on a straight-line basis over the lease term.

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2024
Assets
Operating lease right-of-use asset, beginning balance	$19,263
Current period amortization	(14,425)
Lease extension	158,073
Total operating lease right-of-use asset	$162,911

Liabilities
Operating lease liability, current	$48,711
Operating lease liability, long term	114,200
Total lease liabilities	$162,911

Future minimum lease payments as of June 30, 2024 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2025	$45,066
Fiscal Year Ended March 31, 2026	60,320
Fiscal Year Ended March 31, 2027	60,320
Fiscal Year Ended March 31, 2028	20,107

Total lease payments	$185,813
Less: imputed interest	(22,902)
Operating lease liability	162,911
Less: operating lease liability, current	(48,711)
Operating lease liability, long term	$114,200

Net cash paid for our operating lease for the three months ended June 30, 2024 and 2023 was $10,667. Rent expense, less sublease income of $3,893 is included in general and administrative expenses.

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

The income tax provision consists of the following for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30
	2024	2023
Current income tax expense:
Federal	$11,905	$-
State	20,066	32,818
Total current income tax expense	31,971	32,818
Deferred income tax expense:
Federal	74,615	88,683
State	-	-
Total deferred income tax expense	74,615	88,683
Total income tax expense:	$106,586	$121,501

Federal income tax for the three months ended June 30, 2024 was $86,520. Federal income tax for the three months ended June 30, 2023 was $88,683.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for the three months ended June 30 follows:

	2024	2023
Income tax expense	$106,586	$121,501
Effective income tax rate (1)	26.8%	20.7%

(1)	The federal statutory rate was 21% for three months ended June 30, 2024 and 2023.

Total income tax expense from continuing operations for the three months ended June 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and the impact of permanent differences between book and taxable income.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2024 and 2023 was $4,038 and $9,382, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending June 30, 2024 and 2023 were $3,893.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three-month periods ended June 30, 2024 and 2023.

	2024	2023
Net income	$291,039	$465,614

Shares outstanding:
Weighted average common shares outstanding – basic	2,090,786	2,136,165
Effect of the assumed exercise of dilutive stock options	44,635	46,635
Weighted average common shares outstanding – dilutive	2,135,421	2,182,800
Income per common share:
Basic	$0.14	$0.22
Diluted	$0.14	$0.21

For the three months ended June 30, 2024, 61,125 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at June 30, 2024. For the three months ended June 30, 2023, 63,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.32 at June 30, 2023.

10. Stockholders’ Equity

In April 2024, the Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards. Repurchases will be funded from cash flow.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1,000,000 after December 31, 2022.

During the three months ended June 30, 2024, the Company repurchased 13,766 shares for the treasury account at an aggregate cost of $188,637, an average price of $13.70 per share. During the three months ended June 30, 2023, there were no shares of common stock repurchased for the treasury account. Subsequently, in July 2024, the Company repurchased 4,557 shares for the treasury at an aggregate cost of $53,684.

On April 30, 2024, the Board of Directors declared a regular annual dividend of $0.10 per common share. The Company paid the dividend of $209,000 on June 4, 2024 to the stockholders of record at the close of business on May 21, 2024. On April 10, 2023, the Board of Directors declared a special dividend of $0.10 per common share. The Company paid the special dividend of $213,600 on May 15, 2023 to the stockholders of record at the close of business on May 1, 2023. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

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

At June 30, 2024, we had working capital of $3,038,700 compared to working capital of $3,259,200 at March 31, 2024, a decrease of $220,500 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Three Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$1,078,614	$1,616,195	$(537,581)
Net cash used in investing activities	$(717,387)	$(264,091)	$453,296
Net cash used in financing activities	$(319,996)	$(211,388)	$108,608

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the three months ended June 30, 2024 was $1,078,614 in comparison to $1,616,195 for the three months ended June 30, 2023. This decrease of $537,581 in our cash flow from operating activities consisted of an increase in our non-cash expenses of $51,324; a decrease in our accounts receivable of $424,805; an increase of $41,668 in our accounts payable and accrued expenses; a decrease of $14,068 in deferred income tax expense; and, a decrease in our net income for the current quarter of $174,575. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the three months ended June 30, 2024, we had net cash of $517,387 used for additions to oil and gas properties and a $200,000 investment in a limited liability company compared to $264,091 for the three months ended June 30, 2023.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $319,996 for the three months ended June 30, 2024 compared to cash flow provided by our financing activities of $211,388 for the three months ended June 30, 2023. During the three months ended June 30, 2024, we expended $209,000 to pay the regular annual dividend, expended $188,637 to purchase 13,766 shares of our stock for the treasury account, and received proceeds of $77,641 from the exercise of employee stock options. During the three months ended June 30, 2023, we expended $213,600 to pay the special dividend.

Accordingly, net cash increased $41,231, leaving cash and cash equivalents on hand of $2,514,715 as of June 30, 2024.

Oil and Natural Gas Property Development

New Participations in Fiscal 2025. The Company currently plans to participate in the drilling and completion of 30 horizontal wells at an estimated cost of approximately $1,900,000 for the fiscal year ending March 31, 2025. Twenty-six of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining 4 wells are in Reagan County, Texas.

In April 2024, Mexco expended approximately $80,000 to participate in the drilling of five horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico.

In April 2024, Mexco expended approximately $127,800 to drill four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $1,000,000 has been funded as of June 30, 2024. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. Subsequently, in July 2024, the Company funded another $200,000 toward this investment. To date, this LLC has returned $98,637 or 8% of the total investment.

Completion of Wells Drilled in Fiscal 2024. The Company also expects to expend approximately $300,000 in the completion of 19 horizontal wells in which the Company participated during fiscal 2024.

The Company expended approximately $90,000 for the completion costs of two horizontial wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2024. Mexco’s working interest in these wells is .53%. Subsequently, in July 2024, these wells were completed with initial average production rates of 1,402 barrels of oil, 2,009 barrels of water and 2,168,000 cubic feet of gas per day, or 1,763 BOE per day.

Five horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico in which the Company participated during fiscal 2024 were completed in April 2024 with initial average production rates of 732 barrels of oil, 1,481 barrels of water and 657,000 cubic feet of gas per day, or 842 of oil equivalent per day. Mexco’s working interest in these wells is approximately 1.16%.

A horizontal well in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico was completed in May 2024 with the initial production rate of 964 barrels of oil, 2,441 barrels of water and 626,000 cubic feet of gas per day, or 1,068 of oil equivalent per day. Mexco’s working interest in this well is .165%.

Subsequently, in July 2024, the Company expended approximately $21,000 for the completion costs of four horizontial wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2024. Mexco’s working interest in these wells is .45%.

In May 2024, Mexco expended approximately $27,000 for additional drilling costs in an exploratory well in the Fusselman Formation of Irion County, Texas. This well was later determined to be noncommercial and will be plugged and abandoned.

Acquisitions. In April 2024, the Company acquired small royalty (mineral) interests in 21 wells operated by Anadarko Petroleum Corporation and Cimarex Energy Company and located in Reeves County, Texas for a purchase price of $158,000.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $64.59 per bbl in December 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $3.34 per MMBtu in October 2023.

On June 30, 2024, the WTI posted price for crude oil was $77.52 and the Henry Hub spot price for natural gas was $2.42 per MMBtu. See Results of Operations below for realized prices.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2024:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$185,813	$60,146	$125,667	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 38 month lease agreement effective May 15, 2018, extended another 36 months to July 31, 2024 and extended another 36 to July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,625 less than 1 year and $21,198 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023. For the quarter ended June 30, 2024, net income was $291,039 compared to net income of $465,614 for the quarter ended June 30, 2023. This was primarily the result of a decrease in operating revenues and an increase in operating expenses, which is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,688,056 for the quarter ended June 30, 2024, a 2% decrease from $1,715,090 for the quarter ended June 30, 2023. This primarily resulted from a decrease in oil and gas production and a decrease in gas prices partially offset by an increase in oil prices. The decrease in the natural gas price was, in part, due to temporary pipeline constraints on certain properties and at certain times, prices were negative. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended June 30:

	2024	2023	% Difference
Oil:
Revenue	$1,510,304	$1,429,678	5.6%
Volume (bbls)	18,909	19,528	(3.2)%
Average Price (per bbl)	$79.87	$73.21	9.1%

Gas:
Revenue	$177,752	$285,412	(37.7)%
Volume (mcf)	136,307	141,578	(3.7)%
Average Price (per mcf)	$1.30	$2.02	(35.6)%

Production and exploration. Production costs were $437,420 for the three months ended June 30, 2024, a 25% increase from $349,407 for the three months ended June 30, 2023. This increase is primarily the result of an increase in gathering, processing and transportation expenses as well as lease operating expenses on new wells in which we own a working interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $539,697 for the first quarter of fiscal 2025, an 11% increase from $486,186 for the first quarter of fiscal 2024, primarily due to a decrease in gas reserves and an increase in the full cost pool amortization base partially offset by a decrease in oil and gas production volumes and an increase in oil.

General and administrative expenses. General and administrative expenses were $367,045 for the three months ended June 30, 2024, an 8% increase from $340,969 for the three months ended June 30, 2023. This was primarily due to an increase in engineering and contract services.

Interest expense. Interest expense, which consisted of debt issuance costs, was $1,083 for the first quarter of fiscal 2025, an increase of 0.2% from $1,081 for the first quarter of fiscal 2024.

Income taxes. Federal income tax for the three months ended June 30, 2024 was $86,520. Federal income tax for the three months ended June 30, 2023 was $88,683. State income tax was $20,066 for the three months ended June 30, 2024, a 39% decrease from $32,818 for the three months ended June 30, 2023 due to the decrease in oil and natural gas sales in the State of New Mexico. The effective tax rate for state and federal taxes combined for the three months ended June 30, 2024 and 2023 was 27% and 21%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2024, our largest credit risk associated with any single purchaser was $551,457 or 58% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Currently, prices for natural gas have been adversely effected by temporary pipeline capacity constraints primarily in the Permian Basin.

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing and consuming countries.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $64.59 per bbl in December 2023 to a high of $89.66 per bbl in September 2023. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $3.34 per MMBtu in October 2023. On June 30, 2024, the WTI posted price for crude oil was $77.52 and the Henry Hub posted price for natural gas was $2.42. See Results of Operations above for the Company’s realized prices during the quarter.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2024, our oil sales would have changed by $189,090. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2024, our natural gas sales would have increased or decreased by $136,307.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2024	13,766	$13.70	13,766	$811,363
May 1-31, 2024	-	-	-	$811,363
June 1-30, 2024	-	-	-	$811,363

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extenstion Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 8, 2024	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 8, 2024	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 18