Form 10-Q
period 2024-09-30
MEXCO ENERGY CORP
filed 2024-11-07
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 7, 2024 was 2,046,000.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,578,357	$2,473,484
Accounts receivable:
Oil and natural gas sales	918,204	1,001,709
Trade	4,213	9,186
Prepaid costs and expenses	50,413	56,193
Prepaid drilling	16,560	148,748
Total current assets	2,567,747	3,689,320
Property and equipment, at cost
Oil and gas properties, using the full cost method	50,288,295	48,304,585
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(35,308,822)	(34,184,837)
Property and equipment, net	15,101,399	14,241,674
Investments – cost basis	1,500,000	1,100,000
Operating lease, right-of-use asset	150,362	19,263
Other noncurrent assets	6,448	8,597
Total assets	$19,325,956	$19,058,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$419,001	$221,603
Income tax payable	125,946	189,254
Operating lease liability, current	48,767	19,263
Total current liabilities	593,714	430,120
Long-term liabilities
Operating lease liability, long-term	101,595	-
Asset retirement obligations	693,329	688,808
Deferred income tax liabilities	431,322	311,661
Total long-term liabilities	1,226,246	1,000,469
Total liabilities	1,819,960	1,430,589

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 and 2,226,916 shares issued; and, 2,046,000 and 2,091,399 shares outstanding as of September 30, 2024 and March 31, 2024, respectively	1,119,641	1,113,458
Additional paid-in capital	8,743,383	8,567,856
Retained earnings	9,521,718	9,122,481
Treasury stock, at cost (193,283 and 135,517 shares, respectively)	(1,878,746)	(1,175,530)
Total stockholders’ equity	17,505,996	17,628,265
Total liabilities and stockholders’ equity	$19,325,956	$19,058,854

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating revenues:
Oil sales	$1,521,618	$1,099,806	$3,031,922	$2,529,484
Natural gas sales	174,235	280,904	351,987	566,316
Other	53,374	25,900	93,153	59,229
Total operating revenues	1,749,227	1,406,610	3,477,062	3,155,029

Operating expenses:
Production	413,405	392,674	850,825	742,081
Accretion of asset retirement obligations	7,813	7,540	15,524	14,896
Depreciation, depletion, and amortization	584,288	382,180	1,123,985	868,366
General and administrative	334,525	305,543	701,570	646,512
Total operating expenses	1,340,031	1,087,937	2,691,904	2,271,855

Operating income	409,196	318,673	785,158	883,174

Other income (expenses):
Interest income	20,830	26,364	43,576	50,059
Interest expense	(1,075)	(1,079)	(2,158)	(2,160)
Net other income	19,755	25,285	41,418	47,899

Income before provision for income taxes	428,951	343,958	826,576	931,073

Income tax expense:
Current	66,707	13,346	98,678	46,164
Deferred	45,046	61,179	119,661	149,862
Total income tax expense	111,753	74,525	218,339	196,026

Net income	$317,198	$269,433	$608,237	$735,047

Income per common share:
Basic:	$0.15	$0.13	$0.29	$0.35
Diluted:	$0.15	$0.12	$0.29	$0.34

Weighted average common shares outstanding:
Basic:	2,073,696	2,122,336	2,082,194	2,129,213
Diluted:	2,117,804	2,174,713	2,126,565	2,178,719

Dividends declared per share	$-	$-	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265
Net income	-	-	291,039	-	291,039
Dividends paid	-	-	(209,000)	-	(209,000)
Issuance of stock through options exercised	6,183	71,458	-	-	77,641
Purchase of stock				(188,637)	(188,637)
Stock based compensation	-	52,439	-	-	52,439
Balance at June 30, 2024	$1,119,641	$8,691,753	$9,204,520	$(1,364,167)	$17,651,747
Net income	-	-	317,198	-	317,198
Purchase of stock	-	-	-	(514,579)	(514,579)
Stock based compensation	-	51,630	-	-	51,630
Balance at September 30, 2024	$1,119,641	$8,743,383	$9,521,718	$(1,878,746)	$17,505,996

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	465,614	-	465,614
Dividends paid			(213,600)		(213,600)
Issuance of stock through options exercised	250	2,712			2,962
Stock based compensation	-	54,975	-	-	54,975
Balance at June 30, 2023	$1,110,958	$8,378,832	$8,243,143	$(590,495)	$17,142,438
Net income	-	-	269,433	-	269,433
Purchase of stock	-	-	-	(325,256)	(325,256)
Stock based compensation	-	58,848	-	-	58,848
Balance at September 30, 2023	$1,110,958	$8,437,680	$8,512,576	$(915,751)	$17,145,463

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2024		2,226,916
Issued		12,367
Balance at September 30, 2024		2,239,283

Common stock shares, held in treasury:
Balance at April 1, 2024		(135,517)
Acquisitions		(57,766)
Balance at September 30, 2024		(193,283)

Common stock shares, outstanding at September 30, 2024		2,046,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$608,237	$735,047
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	119,661	149,862
Stock-based compensation	104,069	113,823
Depreciation, depletion and amortization	1,123,985	868,366
Accretion of asset retirement obligations	15,524	14,896
Amortization of debt issuance costs	2,149	2,159
Changes in operating assets and liabilities:
Decrease in accounts receivable	88,478	571,889
(Increase) decrease in right-of-use asset	(131,099)	27,920
Decrease in prepaid expenses	5,781	9,229
Increase (decrease) in accounts payable and accrued expenses	15,199	(27,933)
Settlement of asset retirement obligations	(13,370)	(6,975)
Decrease in income taxes payable	(63,308)	-
Decrease (increase) in operating lease liability	131,099	(27,919)
Net cash provided by operating activities	2,006,405	2,430,364

Cash flows from investing activities:
Additions to oil and gas properties	(1,667,027)	(1,650,812)
Investments in limited liability companies at cost	(400,000)	(200,000)
Proceeds from sale of oil and gas properties and equipment	70	306,513
Net cash used in investing activities	(2,066,957)	(1,544,299)

Cash flows from financing activities:
Proceeds from exercise of stock options	77,641	2,962
Acquisition of treasury stock	(703,216)	(325,256)
Dividends paid	(209,000)	(213,600)
Debt issuance costs	-	(750)
Net cash used in financing activities	(834,575)	(536,644)

Net (decrease) increase in cash and cash equivalents	(895,127)	349,421

Cash and cash equivalents at beginning of period	2,473,484	2,235,771

Cash and cash equivalents at end of period	$1,578,357	$2,585,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$-
Accrued capital expenditures included in accounts payable	$203,000	$32,969

Non-cash investing and financing activities:
Asset retirement obligations	$1,372	$2,495

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2024, and the results of its operations and cash flows for the interim periods ended September 30, 2024 and 2023. The consolidated financial statements as of September 30, 2024 and for the three and six month periods ended September 30, 2024 and 2023 are unaudited. The consolidated balance sheet as of March 31, 2024 was derived from the audited balance sheet filed in the Company’s 2024 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2025:

Carrying amount of asset retirement obligations as of April 1, 2024	$718,808
Liabilities incurred	1,372
Liabilities settled	(12,375)
Accretion expense	15,524
Carrying amount of asset retirement obligations as of September 30, 2024	723,329
Less: Current portion	30,000
Non-Current asset retirement obligation	$693,329

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2024, there was $1,500,000 available for borrowing by the Company on the facility.

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

There was no balance outstanding on the line of credit as of September 30, 2024.

5. Stock-based Compensation

The Company recognized stock-based compensation expense of $51,630 and $58,848 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2024 and 2023 was $104,069 and $113,823, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2024 totals $381,743 which is expected to be recognized over a weighted average of 2.04 years.

During the six months ended September 30, 2024, no stock options were granted. During the six months ended September 30, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options exercisable at $12.68 per share with an estimated fair value of $279,360. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the six months ended September 30, 2024 and 2023. All such amounts represent the weighted average amounts.

	Six Months Ended
	September 30
	2024	2023
Grant-date fair value	-	$8.73
Volatility factor	-	56.5%
Dividend yield	-	-
Risk-free interest rate	-	3.44%
Expected term (in years)	-	6.25

The following table is a summary of activity of stock options for the six months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2024	165,750	$9.36	6.62	$103,275
Granted	-	-
Exercised	(12,367)	6.28
Forfeited or Expired	(2,500)	-
Outstanding at September 30, 2024	150,883	$9.52	6.48	$395,520

Vested at September 30, 2024	105,508	$7.69	5.81	$469,298
Exercisable at September 30, 2024	105,508	$7.69	5.81	$469,298

During the six months ended September 30, 2024, stock options covering 12,367 shares were exercised with a total intrinsic value of $92,316. The Company received proceeds of $77,641 from these exercises. During the six months ended September 30, 2023, stock options covering 500 shares were exercised with a total intrinsic value of $2,416. The Company received proceeds of $2,962 from these exercises.

During the six months ended September 30, 2024, 1,875 unvested stock options and 625 vested stock options were forfeited due to the resignation of an employee. There were no stock options forfeited or expired during the six months ended September 30, 2023. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at September 30, 2024 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

6. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for our corporate office located in Midland, Texas. This includes 702 square feet of office space shared with and paid by our majority shareholder. In June 2024, the Company agreed to re-extend its lease at a flat (unescalated) rate for another 36 months. The amended lease now expires on July 31, 2027.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2024
Assets
Operating lease right-of-use asset, beginning balance	$19,263
Current period amortization	(26,974)
Lease extension	158,073
Total operating lease right-of-use asset	$150,362

Liabilities
Operating lease liability, current	$48,767
Operating lease liability, long term	101,595
Total lease liabilities	$150,362

Future minimum lease payments as of September 30, 2023 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2025	$30,160
Fiscal Year Ended March 31, 2026	60,320
Fiscal Year Ended March 31, 2027	60,320
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$170,907
Less: imputed interest	(20,545)
Operating lease liability	150,362
Less: operating lease liability, current	(48,767)
Operating lease liability, long term	$101,595

Net cash paid for our operating lease for the six months ended September 30, 2024 was $22,580. Rent expense, less sublease income of $6,887 is included in general and administrative expenses. Net cash paid for our operating lease for the six months ended September 30, 2023 was $21,334.

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

The income tax provision consists of the following for the six months ended September 30, 2024 and 2023:

	Six Months Ended
	September 30
	2024	2023
Current income tax expense:
Federal	$51,692	$-
State	46,986	46,164
Total current income tax expense	98,678	46,164
Deferred income tax expense:
Federal	119,661	149,862
State	-	-
Total deferred income tax expense	119,661	149,862
Total income tax expense:	$218,339	$196,026

Federal income tax for the six months ended September 30, 2024 was $171,353. Federal income tax for the six months ended September 30, 2023 was $149,862.

The following table summarizes our income tax expense and effective income tax rate for the six months ended September 30 follows:

	2024	2023
Income tax expense	$218,339	$196,026
Effective income tax rate (1)	26.4%	21.1%

(1)	The federal statutory rate was 21% for three months ended September 30, 2024 and 2023.

Total income tax expense from continuing operations for the six months ended September 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and the impact of permanent differences between book and taxable income.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended September 30, 2024 and 2023 was $1,250 and $8,612, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2024 and 2023 was $5,288 and $17,994, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending September 30, 2024 and 2023 were $2,994 and $3,893, respectively. Amounts paid by the principal stockholder directly to the lessor for the six months ending September 30, 2024 and 2023 were $6,887 and $7,786, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and six month periods ended September 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$317,198	$269,433	$608,237	$735,047

Shares outstanding:
Weighted avg. shares outstanding – basic	2,073,696	2,122,336	2,082,194	2,129,213
Effect of assumed exercise of dilutive stock options	44,108	52,377	44,371	49,506
Weighted avg. shares outstanding – dilutive	2,117,804	2,174,713	2,126,565	2,178,719

Income per common share:
Basic	$0.15	$0.13	$0.29	$0.35
Diluted	$0.15	$0.12	$0.29	$0.34

For the three months ended September 30, 2024, 61,125 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. For the six months ended September 30, 2024, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at September 30, 2024. For the three and six months ended September 30, 2023, 63,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.32 at September 30, 2023.

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

During the six months ended September 30, 2024 there were 57,766 shares of common stock repurchased for the treasury account at an aggregate cost of $703,216. During the six months ended September 30, 2023 there were 26,000 shares of common stock repurchased for the treasury account at an aggregate cost of $325,256.

On April 30, 2024, the Board of Directors declared a regular annual dividend of $0.10 per common share. The Company paid the special dividend of $209,000 on June 4, 2024 to the stockholders of record at the close of business on May 21, 2024. On April 10, 2023, the Board of Directors declared a special dividend of $0.10 per common share. The Company paid the special dividend of $213,600 on May 15, 2023 to the stockholders of record at the close of business on May 1, 2023. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

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

11. Acquisitions

During the six months ended September 30, 2024, the Company incurred approximately $900,000 in acquisition costs to acquire various royalty interests in approximately 300 wells located in Adams and Weld Counties, Colorado; Karnes and Reeves Counties, Texas; and Laramie County, Wyoming. During the six months ended September 30, 2023, the Company incurred $20,000 in acquisition costs to acquire various royalty interests 6 producing wells in Howard County, Texas.

12. Subsequent Events

In October 2024, the Company acquired royalty interests in 3 producing wells and 5 undrilled locations operated by Mewbourne Oil located in Eddy County, New Mexico for a purchase price of $260,000; royalty interests in 6 producing wells operated by SWN Production and located in DeSoto Parish, Louisiana for a purchase price of $25,000; royalty interests in 8 producing wells operated by Marathon Oil and located in Live Oak, Texas for a purchase price of $20,000; royalty interests in 10 producing wells operated by Ovintiv and located in Upton County, Texas for a purchase price of $65,000; royalty interests in 12 producing wells operated by Pioneer Natural Resources and located in Reagan, Texas for a purchase price of $66,000; and, royalty interests in approximately 230 producing wells operated by Petro-Hunt Corporation, ConocoPhillips Company and others in Montana, Nebraska, North Dakota and South Dakota for a purchase price of $188,000. All of these acquisitions are effective November 1, 2024.

In October 2024, the Company expended approximately $74,000 to drill two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .53%.

In November 2024, the Company entered into an agreement to acquire royalty interests in 15 producing wells with potential for additional development located in Adams and Broomfield Counties, Colorado and operated by Civitas Resources for a purchase price of $450,000.

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

At September 30, 2024, we had working capital of $1,974,033 compared to working capital of $3,259,200 at March 31, 2024, a decrease of $1,285,167 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Six Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$2,006,405	$2,430,364	$(423,959)
Net cash used in investing activities	$(2,066,957)	$(1,544,299)	$522,658
Net cash used in financing activities	$(834,575)	$(536,644)	$297,931

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the six months ended September 30, 2024 was $2,006,405 in comparison to $2,430,364 for the six months ended September 30, 2023. This decrease of $423,959 in our cash flow operating activities consisted of an increase in our non-cash expenses of $216,282; a decrease in our accounts receivable of $483,411; a decrease of $20,176 in our accounts payable and accrued expenses; and, a decrease in our net income of $126,810. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the six months ended September 30, 2024, we had net cash of $2,066,957 used for additions to oil and gas properties compared to $1,544,299 for the six months ended September 30, 2023.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $834,575 for the six months ended September 30, 2024 compared to cash flow provided by our financing activities of $536,644 for the six months ended September 30, 2023. During the six months ended September 30, 2024, we expended $209,000 to pay the special dividend and $703,216 to purchase 57,766 shares of our stock for the treasury account and received $77,641 from the exercise of stock options.

Accordingly, net cash decreased $895,127, leaving cash and cash equivalents on hand of $1,578,357 as of September 30, 2024.

Oil and Natural Gas Property Development

New Participations in Fiscal 2025. The Company currently plans to participate in the drilling and completion of 30 horizontal wells at an estimated cost of approximately $2,000,000 for the fiscal year ending March 31, 2025. Twenty-six of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining 4 wells are in Reagan County, Texas.

In April 2024, Mexco expended approximately $80,000 to participate in the drilling of five horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. Subsequently, in October 2024, the Company expended approximately $127,000 to complete these wells.

During the first six months of fiscal 2025, Mexco expended approximately $293,000 to drill and complete four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $1,200,000 has been funded as of September 30, 2024. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. To date, this LLC has returned $137,076 or 11% of the total investment.

Completion of Wells Drilled in Fiscal 2024. The Company expended approximately $300,000 for the completion of 19 horizontal wells in which the Company participated during fiscal 2024.

The Company expended approximately $107,000 for the completion costs of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2024. Mexco’s working interest in these wells is .53%. In July 2024, these wells were completed with initial average production rates of 1,402 barrels of oil, 2,009 barrels of water and 2,168,000 cubic feet of gas per day, or 1,763 BOE per day.

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

The Company expended approximately $207,000 for the completion costs of four horizontial wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2024. Mexco’s working interest in these wells is .45%. Subsequently, in October 2024, these wells were completed with initial average production rates of 893 barrels of oil, 2,990 barrels of water and 1,161,000 cubic feet of gas per day, or 1,087 BOE per day.

Acquisitions. In April 2024, the Company acquired royalty interests in 21 producing wells operated by Anadarko Petroleum Corporation and Cimarex Energy Company and located in Reeves County, Texas for a purchase price of $158,000.

In August 2024, the Company acquired royalty interests in 6 producing wells operated by Marathon Oil and located in Karnes County, Texas for a purchase price of $50,000; royalty interests in 15 producing wells operated by Anadarko Petroleum Corporation and located in Weld County, Colorado for a purchase price of $118,000; and, royalty interests in approximately 250 producing wells operated by Samson Exploration, EOG Resources and others in Laramie County, Wyoming and Adams and Weld Counties, Colorado for a purchase price of $483,000. All of these acquisitions were effective September 1, 2024.

In September 2024, the Company acquired royalty interests in 20 producing wells operated by Marathon Oil and Murphy Exploration and located in Karnes County, Texas for a purchase price of $90,000 and effective August 1, 2024.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.73 per bbl in September 2024 to a high of $86.77 per bbl in October 2023. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $3.34 per MMBtu in October 2023.

On September 30, 2024, the WTI posted price for crude oil was $64.15 and the Henry Hub spot price for natural gas was $2.65 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times prices were negative.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2024:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$170,907	$60,320	$110,587	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,175 less than 1 year and $18,354 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023. There was net income of $317,198 for the quarter ended September 30, 2024 compared to net income of $269,433 for the quarter ended September 30, 2023. This was a result of an increase in oil and gas revenues partially offset by an increase in operating expense that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,695,853 for the second quarter of fiscal 2025, a 23% increase from $1,380,710 for the same period of fiscal 2024. This resulted from an increase in oil and gas production offset by a decrease in oil and gas prices. The decrease in the natural gas price was, in part, due to temporary pipeline constraints on certain properties and at certain times, prices were negative. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended September 30:

	2024	2023	% Difference
Oil:
Revenue	$1,521,618	$1,099,806	38.4%
Volume (bbls)	20,325	13,661	48.8%
Average Price (per bbl)	$74.86	$80.51	(7.0%)

Gas:
Revenue	$174,235	$280,904	(38.0%)
Volume (mcf)	133,984	108,087	24.0%
Average Price (per mcf)	$1.30	$2.60	(50.0%)

Production and exploration. Production costs were $413,405 for the second quarter of fiscal 2025, a 5% increase from $392,674 for the same period of fiscal 2024. This is the result of an increase in production taxes and marketing charges as a result of the increase in oil revenues and an increase in lease operating expense on new wells in which we own a working interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $584,288 for the second quarter of fiscal 2025, a 53% increase from $382,180 for the same period of fiscal 2024, primarily due to a an increase in the full cost pool amortization base, an increase in oil and gas production and a decrease in gas reserves partially offset by an increase in oil reserves.

General and administrative expenses. General and administrative expenses were $334,525 for the second quarter of fiscal 2025, a 9% increase from $305,543 for the same period of fiscal 2024. This was primarily due to an increase in accounting fees and contract services.

Income taxes. Federal income tax for the three months ended September 30, 2024 was $84,833. Federal income tax for the three months ended September 30, 2023 was $61,179. State income tax was $26,920 for the three months ended September 30, 2024, a 102% increase from $13,346 for the three months ended September 30, 2023 due to the increase in oil and natural gas sales in the State of New Mexico and the acquired properties in the State of Colorado. The effective tax rate for the three months ended September 30, 2024 and 2023 was 26% and 22%, respectively.

Results of Operations – Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023. For the six months ended September 30, 2024, there was net income of $608,237 compared to net income of $735,047 for the six months ended September 30, 2023. This was a result of an increase in operating revenues partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $3,383,909 for the six months ended September 30, 2024, a 9% increase from $3,095,800 for the same period of fiscal 2024. This resulted from an increase in oil and gas production and an increase in oil prices partially offset by a decrease gas prices. The decrease in the natural gas price was, in part, due to temporary pipeline constraints on certain properties and at certain times, prices were negative. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the six months ended September 30:

	2024	2023	% Difference
Oil:
Revenue	$3,031,922	$2,529,484	19.9%
Volume (bbls)	39,234	33,189	18.2%
Average Price (per bbl)	$77.28	$76.21	1.4%

Gas:
Revenue	$351,987	$566,316	(37.8%)
Volume (mcf)	270,291	249,665	8.3%
Average Price (per mcf)	$1.30	$2.27	(42.7%)

Production and exploration. Production costs were $850,825 for the six months ended September 30, 2024, a 15% increase from $742,081 for the six months ended September 30, 2023. This is the result of an increase in production taxes and marketing charges as a result of the increase in oil and gas revenues and an increase in lease operating expense on new wells in which we own an interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $1,123,985 for the six months ended September 30, 2024, a 29% increase from $868,366 for the six months ended September 30, 2023, primarily due to an increase in the full cost pool amortization base, an increase in oil and gas production, decrease in gas reserves partially offset by an increase in oil reserves.

General and administrative expenses. General and administrative expenses were $701,570 for the six months ended September 30, 2024, a 9% increase from $646,512 for the six months ended September 30, 2023. This was primarily due to an increase in accounting fess and contract and engineering services.

Income taxes. Federal income tax for the six months ended September 30, 2024 was $171,353. Federal income tax for the six months ended September 30, 2023 was $149,862. State income tax was $46,986 for the six months ended September 30, 2024, a 2% increase from $46,164 for the six months ended September 30, 2023 due to the increase in oil and natural gas sales in the states that have state income tax. The effective tax rate for the six months ended September 30, 2024 and 2023 was 26% and 21%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2024, our largest credit risk associated with any single purchaser was $529,614 or 58% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times prices were negative.

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing and consuming countries.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.73 per bbl in September 2024 to a high of $86.77 per bbl in October 2023. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $3.34 per MMBtu in October 2023. On September 30, 2024, the WTI posted price for crude oil was $64.15 and the Henry Hub spot price for natural gas was $2.65 per MMBtu. See Results of Operations above for the Company’s realized prices during the three and six months.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2025, our operating revenues would have increased or decreased by $392,340. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2025, our operating revenues would have increased or decreased by $270,291.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the six months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2024	13,766	$13.70	13,766	$811,363
May 1-31, 2024	-	-	-	$811,363
June 1-30, 2024	-	-	-	$811,363
July 1-31, 2024	4,557	$11.78	4,557	$757,679
August 1-31, 2024	17,743	$11.95	17,743	$545,734
September 1-30, 2024	21,700	$11.47	21,700	$296,784

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extenstion Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 7, 2024	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 7, 2024	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 19