Form 10-Q
period 2024-12-31
MEXCO ENERGY CORP
filed 2025-02-07
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 7, 2025 was 2,046,000.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$910,005	$2,473,484
Accounts receivable:
Oil and natural gas sales	1,037,754	1,001,709
Trade	48,759	9,186
Prepaid costs and expenses	26,050	56,193
Prepaid drilling	29,085	148,748
Total current assets	2,051,653	3,689,320
Property and equipment, at cost
Oil and gas properties, using the full cost method	51,263,675	48,304,585
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(35,945,246)	(34,184,837)
Property and equipment, net	15,440,355	14,241,674
Investments – cost basis	1,900,000	1,100,000
Operating lease, right-of-use asset	138,577	19,263
Other noncurrent assets	5,373	8,597
Total assets	$19,535,958	$19,058,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$220,550	$221,603
Income tax payable	312,036	189,254
Operating lease liability, current	49,872	19,263
Total current liabilities	582,458	430,120
Long-term liabilities
Operating lease liability, long-term	88,705	-
Asset retirement obligations	682,061	688,808
Deferred income tax liabilities	155,975	311,661
Total long-term liabilities	926,741	1,000,469
Total liabilities	1,509,199	1,430,589

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 and 2,226,916 shares issued; 2,046,000 and 2,091,399 shares outstanding as of December 31, 2024 and March 31, 2024, respectively	1,119,641	1,113,458
Additional paid-in capital	8,795,013	8,567,856
Retained earnings	9,990,851	9,122,481
Treasury stock, at cost (193,283 and 135,517 shares, respectively)	(1,878,746)	(1,175,530)
Total stockholders’ equity	18,026,759	17,628,265
Total liabilities and stockholders’ equity	$19,535,958	$19,058,854

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating revenue:
Oil sales	$1,563,663	$1,387,008	$4,595,585	$3,916,492
Natural gas sales	264,741	223,587	616,728	789,903
Other	62,861	45,848	156,014	105,077
Total operating revenues	1,891,265	1,656,443	5,368,327	4,811,472

Operating expenses:
Production	460,241	401,035	1,311,066	1,143,116
Accretion of asset retirement obligation	7,705	7,225	23,229	22,121
Depreciation, depletion, and amortization	636,424	400,337	1,760,409	1,268,703
General and administrative	340,514	335,152	1,042,084	981,664
Total operating expenses	1,444,884	1,143,749	4,136,788	3,415,604

Operating income	446,381	512,694	1,231,539	1,395,868

Other income (expenses):
Interest income	7,315	36,936	50,891	86,995
Interest expense	(2,868)	(1,075)	(5,026)	(3,235)
Net other income (expense)	4,447	35,861	45,865	83,760

Income before provision for income taxes	450,828	548,555	1,277,404	1,479,628

(Benefit from) provision for income taxes	(18,305)	202,945	200,034	398,971

Income tax expense (benefit):
Current	257,042	32,959	355,720	79,123
Deferred	(275,347)	169,986	(155,686)	319,848
Total income tax (benefit) expense	(18,305)	202,945	200,034	398,971

Net income	$469,133	$345,610	$1,077,370	$1,080,657

Income per common share:
Basic:	$0.23	$0.16	$0.52	$0.51
Diluted:	$0.22	$0.16	$0.51	$0.50

Weighted average common shares outstanding:
Basic:	2,046,000	2,103,503	2,070,086	2,120,611
Diluted:	2,091,808	2,151,783	2,114,936	2,169,708

Dividends declared per share	$-	$-	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265
Net income	-	-	291,039	-	291,039
Dividends paid	-	-	(209,000)	-	(209,000)
Issuance of stock through options exercised	6,183	71,458	-	-	77,641
Purchase of stock	-	-	-	(188,637)	(188,637)
Stock based compensation	-	52,439	-	-	52,439
Balance at June 30, 2024	$1,119,641	$8,691,753	$9,204,520	$(1,364,167)	$17,651,747
Net income	-	-	317,198	-	317,198
Purchase of stock	-	-	-	(514,579)	(514,579)
Stock based compensation	-	51,630	-	-	51,630
Balance at September 30, 2024	$1,119,641	$8,743,383	$9,521,718	$(1,878,746)	$17,505,996
Net income	-	-	469,133	-	469,133
Stock based compensation	-	51,630	-	-	51,630
Balance at December 31, 2024	$1,119,641	$8,795,013	$9,990,851	$(1,878,746)	$18,026,759

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	465,614	-	465,614
Dividends paid	-	-	(213,600)	-	(213,600)
Issuance of stock through options exercised	250	2,712	-	-	2,962
Stock based compensation	-	54,975	-	-	54,675
Balance at June 30, 2023	$1,110,958	$8,378,832	$8,243,143	$(590,495)	$17,142,438
Net income	-	-	269,433	-	269,433
Prurchase of stock	-	-	-	(325,256)	(325,256)
Stock based compensation	-	58,848	-	-	58,848
Balance at September 30, 2023	$1,110,958	$8,437,680	$8,412,576	$(915,751)	$17,145,463
Net income	-	-	345,610	-	345,610
Stock based compensation	-	58,847	-	-	58,847
Purchase of stock	-	-	-	(129,876)	(129,876)
Balance at December 31, 2023	$1,110,958	$8,496,527	$8,858,186	$(1,045,627)	$17,420,044

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2024		2,226,916
Issued		12,367
Balance at December 31, 2024		2,239,283
Common stock shares, held in treasury:
Balance at April 1, 2024		(135,517)
Acquisitions		(57,766)
Balance at Dec. 31, 2024		(193,283)
Common stock shares, outstanding at December 31, 2024		2,046,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$1,077,370	$1,080,657
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(155,686)	319,848
Stock-based compensation	155,699	172,670
Depreciation, depletion and amortization	1,760,409	1,268,703
Accretion of asset retirement obligations	23,229	22,121
Amortization of debt issuance costs	3,224	3,235
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75,618)	454,133
(Increase) decrease in right-of-use asset	(119,314)	42,076
Decrease in prepaid expenses	30,143	36,023
Increase in accounts payable and accrued expenses	15,651	32,042
Settlement of asset retirement obligations	(16,088)	(14,715)
Increase in income taxes payable	122,782	-
Decrease (increase) in operating lease liability	119,314	(42,076)
Net cash provided by operating activities	2,941,115	3,374,717

Cash flows from investing activities:
Additions to oil and gas properties	(3,072,589)	(1,471,543)
Investment in limited liability companies at cost	(800,000)	(200,000)
Proceeds from sale of oil and gas properties and equipment	202,570	306,513
Net cash used in investing activities	(3,670,019)	(1,365,030)

Cash flows from financing activities:
Proceeds from exercise of stock options	77,641	2,962
Debt issuance costs	-	(750)
Proceeds from long-term debt	650,000	-
Reduction of long-term debt	(650,000)	-
Dividends paid	(209,000)	(213,600)
Acquisition of treasury stock	(703,216)	(455,132)
Net cash used in financing activities	(834,575)	(666,520)

Net (decrease) increase in cash and cash equivalents	(1,563,479)	1,343,167

Cash and cash equivalents at beginning of period	2,473,484	2,235,771

Cash and cash equivalents at end of period	$910,005	$3,578,938

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,802	$-
Cash paid for income taxes	$200,683	$-
Accrued capital expenditures included in accounts payable	$4,991	$15,667

Non-cash investing and financing activities:
Asset retirement obligations	$3,631	$2,838

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation) and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the acquisition, exploration, development and production of crude oil, natural gas, condensate and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fifteen states. All of the Company’s oil and gas interests are operated by others.

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2024, and the results of its operations and cash flows for the interim periods ended December 31, 2024 and 2023. The consolidated financial statements as of December 31, 2024 and for the three and nine month periods ended December 31, 2024 and 2023 are unaudited. The consolidated balance sheet as of March 31, 2024 was derived from the audited balance sheet filed in the Company’s 2024 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

Oil and Natural Gas Properties. The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all costs (direct and indirect) associated with acquisition, exploration, and development of oil and natural gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of the Company’s capitalized costs are subject to amortization.

In addition, capitalized costs less accumulated depletion and related deferred income taxes are not allowed to exceed an amount (the full cost ceiling) equal to the sum of: 1)the present value of estimated future net revenues discounted at ten percent computed in compliance with SEC guidelines; 2)plus the cost of properties not being amortized; 3)plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; 4)less income tax effects related to differences between the book and tax basis of the properties.

No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three and nine months ended December 31, 2024 and 2023.

Investments. The Company accounts for investments of less than 3% of any limited liability companies at cost. The Company has no control of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations.

Segments. Based on the Company’s organizational structure, the Company has one operating segment, which is crude oil and natural gas development, exploration and production. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2025:

Carrying amount of asset retirement obligations as of April 1, 2024	$718,808
Liabilities incurred	3,631
Liabilities settled	(33,607)
Accretion expense	23,229
Carrying amount of asset retirement obligations as of December 31, 2024	712,061
Less: Current portion	30,000
Non-Current asset retirement obligation	$682,061

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $51,630 and $58,847 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2024 and 2023 was $155,699 and $172,670, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2024 totals $330,113 which is expected to be recognized over a weighted average of 1.78 years.

During the nine months ended December 31, 2024, no stock options were granted. During the nine months ended December 31, 2023, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options exercisable at $12.68 per share with an estimated fair value of $279,360. These options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercise period of ten years and generally vest over four years.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted during the nine months ended December 31, 2024 and 2023. All such amounts represent the weighted average amounts.

	Nine Months Ended
	December 31
	2024	2023
Grant-date fair value	-	$8.73
Volatility factor	-	56.5%
Dividend yield	-	-
Risk-free interest rate	-	3.44%
Expected term (in years)	-	6.25

The following table is a summary of activity of stock options for the nine months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2024	165,750	$9.36	6.62	$103,275
Granted	-	-
Exercised	(12,367)	6.28
Forfeited or Expired	(2,500)	-
Outstanding at December 31, 2024	150,883	$9.52	6.23	$265,761

Vested at December 31, 2024	105,508	$7.69	5.55	$378,561
Exercisable at December 31, 2024	105,508	$7.69	5.55	$378,561

During the nine months ended December 31, 2024, stock options covering 12,367 shares were exercised with a total intrinsic value of $92,316. The Company received proceeds of $77,641 from these exercises. During the nine months ended December 31, 2023, stock options covering 500 shares were exercised with a total intrinsic value of $2,416. The Company received proceeds of $2,962 from these exercises.

During the nine months ended December 31, 2024, 1,875 unvested stock options and 625 vested stock options were forfeited due to the resignation of an employee. There were no stock options forfeited or expired during the nine months ended December 31, 2023. No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards.

Outstanding options at December 31, 2024 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of December 31, 2024, there was $1,500,000 available for borrowing by the Company on the facility.

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

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the special dividend on April 30, 2024 as discussed in Note 10. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the line of credit as of December 31, 2024.

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

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 9%. Significant judgement is required when determining the incremental borrowing rate. Rent expense for lease payments is recognized on a straight-line basis over the lease term.

The balance sheets classification of lease assets and liabilities was as follows:

December 31, 2024
Assets
Operating lease right-of-use asset, beginning balance	$19,263
Current period amortization	(38,759)
Lease extension	158,073
Total operating lease right-of-use asset	$138,577

Liabilities
Operating lease liability, current	$49,872
Operating lease liability, long term	88,705
Total lease liabilities	$138,577

Future minimum lease payments as of December 31, 2024 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2025	$15,080
Fiscal Year Ended March 31, 2026	60,320
Fiscal Year Ended March 31, 2027	60,320
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$155,827
Less: imputed interest	(17,250)
Operating lease liability	138,577
Less: operating lease liability, current	(49,872)
Operating lease liability, long term	$88,705

Net cash paid for our operating lease for the nine months ended December 31, 2024 and 2023 was $35,116 and $32,001, respectively. Rent expense, less sublease income of $9,430 is included in general and administrative expenses.

7. Income Taxes

The income tax provision consists of the following for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31
	2024	2023
Current income tax expense:
Federal	$322,708	$-
State	33,012	79,123
Total current income tax expense	355,720	79,123
Deferred income tax (benefit) expense:
Federal	(94,746)	319,848
State	(60,940)	-
Total deferred income tax (benefit) expense	(155,686)	319,848
Total income tax expense:	$200,034	$398,971

The following table summarizes our income tax expense and effective income tax rate for the nine months ended December 31 follows:

	2024	2023
Income tax expense	$200,034	$398,971
Effective income tax rate (1)	16%	27%

(1)	The federal statutory rate was 21% for nine months ended December 31, 2024 and 2023.

Total income tax expense from continuing operations for the nine months ended December 31, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to state income taxes net of federal benefit and the impact of permanent differences between book and taxable income.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2024 and 2023 was $16,174 and $3,625, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2024 and 2023 was $21,462 and $21,619, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending December 31, 2024 and 2023 were $2,544 and $3,893, respectively. Amounts paid by the principal stockholder directly to the lessor for the nine months ending December 31, 2024 and 2023 were $9,430 and $11,679, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and nine month periods ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2024	2023	2024	2023
Net income	$469,133	$345,610	$1,077,370	$1,080,657

Shares outstanding:
Weighted avg. shares outstanding – basic	2,046,000	2,103,503	2,070,086	2,120,611
Effect of assumed exercise of dilutive stock options	45,808	48,280	44,850	49,097
Weighted avg. shares outstanding – dilutive	2,091,808	2,151,783	2,114,936	2,169,708

Income per common share:
Basic	$0.23	$0.16	$0.52	$0.51
Diluted	$0.22	$0.16	$0.51	$0.50

For the three and nine months ended December 31, 2024, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at December 31, 2024. For the three and nine months ended December 31, 2023, 63,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.32 at December 31, 2023.

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

During the nine months ended December 31, 2024, the Company repurchased 57,766 shares for the treasury at an aggregate cost of $703,216. During the nine months ended December 31, 2023, the Company repurchased 37,161 shares for the treasury at an aggregate cost of $455,133.

On April 30, 2024, the Board of Directors declared a regular annual dividend of $0.10 per common share. The Company paid the dividend of $209,000 on June 4, 2024 to the stockholders of record at the close of business on May 21, 2024. On April 10, 2023, the Board of Directors declared a special dividend of $0.10 per common share. The Company paid the dividend of $213,600 on May 15, 2023 to the stockholders of record at the close of business on May 1, 2023. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

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

11. Acquisitions

During the nine months ended December 31, 2024, the Company incurred approximately $2,000,000 in acquisition costs to acquire various royalty interests in approximately 700 wells located in Adams, Broomfield and Weld Counties, Colorado; DeSoto Parish, Louisiana; Eddy County, New Mexico; Karnes, Live Oak, Reagan, Reeves and Upton Counties, Texas; Laramie County, Wyoming; and multiple counties in Nebraska, North and South Dakota and Montana.

During the nine months ended December 31, 2023, the Company incurred approximately $490,000 in acquisition costs to acquire various royalty interests in approximately 60 producing wells in Crane, Ector, Howard, Midland, Reeves and Upton Counties, Texas.

12. Subsequent Events

In January 2025, the Company expended approximately $70,000 for the drilling of six horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico.

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

At December 31, 2024, we had working capital of $1,469,195 compared to working capital of $3,259,200 at March 31, 2024, a decrease of $1,790,005 for the reasons set forth below.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Nine Months Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$2,941,115	$3,374,717	$(433,602)
Net cash used in investing activities	$(3,670,019)	$(1,365,030)	$2,304,989
Net cash used in financing activities	$(834,575)	$(666,520)	$168,055

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the nine months ended December 31, 2024 was $2,941,115 in comparison to $3,374,717 for the nine months ended December 31, 2023. This decrease of $433,602 in our cash flow operating activities consisted of an increase in our accounts receivable of $529,751; an increase of $106,391 of our accounts payable and accrued expenses and income tax payable; and, a decrease in our net income for the current nine months of $3,287. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the nine months ended December 31, 2024, we had net cash of $3,670,019 used for additions to oil and gas properties compared to $1,365,030 for the nine months ended December 31, 2023.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $834,575 for the nine months ended December 31, 2024 compared to cash flow used in our financing activities of $666,520 for the nine months ended December 31, 2023. During the nine months ended December 31, 2024, we expended $209,000 to pay the regular annual dividend and $703,216 to purchase 57,766 shares of our stock for the treasury account and received $77,641 from the exercise of stock options.

Accordingly, net cash decreased $1,563,479, leaving cash and cash equivalents on hand of $910,005 as of December 31, 2024.

Oil and Natural Gas Property Development

New Participations in Fiscal 2025. The Company currently plans to participate in the drilling and completion of 28 horizontal wells at an estimated cost of approximately $1,500,000 for the fiscal year ending March 31, 2025. Twenty-five of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining 3 wells are in Grady County, Oklahoma.

During the first nine months of fiscal 2025, Mexco expended approximately $207,000 to participate in the drilling of five horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. In November 2024, these wells were completed with initial average production rates of 1,106 barrels of oil, 2,583 barrels of water and 1,165,000 cubic feet of gas per day, or 1,300 BOE per day.

During the first nine months of fiscal 2025, Mexco expended approximately $293,000 to drill and complete four horizontal wells in the Wolfcamp Sand formation of the Delaware Basin in Lea County, New Mexico. In November 2024, these wells were completed with initial average production rates of 1,089 barrels of oil, 4,716 barrels of water and 3,601,000 cubic feet of gas per day, or 1,689 BOE per day.

In October 2024, the Company expended approximately $74,000 for the drilling of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .5%. Subsequently, in January 2025, the Company expended approximately $43,000 to complete these wells.

In November 2024, the Company expended approximately $78,000 for the drilling of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s average working interest in these wells is .5%.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $1,600,000 has been funded as of December 31, 2024. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. To date, this LLC has returned $182,767 or 11% of the total investment.

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

In August 2024, the Company acquired royalty interests in 6 producing wells operated by Marathon Oil and located in Karnes County, Texas for a purchase price of $50,000. This acquisition was effective August 1, 2024.

In August 2024, the Company acquired royalty interests in 15 producing wells operated by Anadarko Petroleum Corporation and located in Weld County, Colorado for a purchase price of $118,000; and, royalty interests in approximately 250 producing wells operated by Samson Exploration, EOG Resources and others in Laramie County, Wyoming and Adams and Weld Counties, Colorado for a purchase price of $483,000. All of these acquisitions were effective September 1, 2024.

In September 2024, the Company acquired royalty interests in 20 producing wells operated by Marathon Oil and Murphy Exploration and located in Karnes County, Texas for a purchase price of $90,000 and effective August 1, 2024.

In October 2024, the Company acquired a .3% royalty interest in 15 producing wells operated by Civitas Resources, Inc. and located in Broomfield and Adams Counties, Colorado for a purchase price of $450,000. This acquisition was effective November 1, 2024.

In October 2024, the Company acquired a .5% royalty interest in 3 producing wells operated by Mewbourne Oil Company and located in Eddy County, New Mexico for a purchase price of $260,000. This acquisition was effective November 1, 2024 and includes acreage for further development.

In October 2024, the Company acquired royalty interests in 8 producing wells operated by Marathon Oil and located in Live Oak County, Texas for a purchase price of $20,000; royalty interests in 6 producing wells operated by SWN Production Company, LLC and located in DeSoto Parish, Louisiana for a purchase price of $25,000; royalty interests in 10 producing wells operated by Ovintiv, Inc. and located in Upton County, Texas for a purchase price of $65,000; and, royalty interests in 12 producing wells operated by Pioneer Natural Resources and located in Reagan and Upton Counties, Texas for a purchase price of $65,000. All of these acquisitions were effective November 1, 2024.

Also in October 2024 and effective November 1, 2024, the Company acquired various small royalty interests in over 300 producing wells operated by Petro-Hunt Corporation, Hess Bakken Investments II, LLC, Marathon Oil, WPX Energy and others in multiple counties throughout the states of Nebraska, North Dakota, South Dakota and Montana for a purchase price of $185,000.

Other Projects. We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Sale of Properties. In November 2024, the Company conveyed its working and royalty interests in 13.5 net acres in Ward County, Texas. The Company received $15,000 per acre in the total amount of $202,500. The Company retained an overriding royalty interest equal to the positive difference between 25% and any existing burdens of record as of the effective date. The divestitures of this non-core oil and gas asset did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as sales proceeds, a reduction of its full cost pool, with no gain or loss recognized on the sale.

Pricing. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.73 per bbl in September 2024 to a high of $82.89 per bbl in April 2024. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $3.40 per MMBtu in December 2024.

On December 31, 2024, the WTI posted price for crude oil was $67.70 and the Henry Hub spot price for natural gas was $3.40 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times prices were negative.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2024:

		Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$155,827	$60,320	$95,507	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,175 less than 1 year and $16,110 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2024 and 2023. For the quarter ended December 31, 2024, there was net income of $469,133 compared to $345,610 for the quarter ended December 31, 2023 as a result of an increase in operating revenues due to a increase in oil and gas production volumes partially offset by a decrease in oil and gas prices and an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,828,404 for the third quarter of fiscal 2025, a 14% increase from $1,610,595 for the same period of fiscal 2024. This resulted from an increase in oil and natural gas production volumes partially offset by a decrease in oil and natural gas prices. Natural gas prices have been negatively impacted by limited pipeline capacity in the Permian Basin.

	2024	2023	% Difference
Oil:
Revenue	$1,563,663	$1,387,008	12.7%
Volume (bbls)	22,451	17,636	27.3%
Average Price (per bbl)	$69.65	$78.65	(11.4)%

Gas:
Revenue	$264,741	$223,587	18.4%
Volume (mcf)	149,945	122,794	22.1%
Average Price (per mcf)	$1.77	$1.82	(2.7)%

Other operating revenues. Other revenues increased to $62,861 for the three months ended December 31, 2024, from $45,848 for the three months ended December 31, 2023. This increase resulted from a settlement in a class action lawsuit from Contango Resources and an increase in income from one of our limited liability company investments.

Interest income. Interest income on corporate funds decreased to $7,315 for the three months ended December 31, 2024, from $36,936 for the three months ended December 31, 2023. This decrease resulted from using the corporate funds for property acquisitions.

Production and exploration. Production costs were $460,241 for the third quarter of fiscal 2025, a 15% increase from $401,035 for the same period of fiscal 2024. This is the result of an increase in production taxes due to an increase in oil revenues and an increase in marketing and other charges due to the current natural gas pricing environment from limited pipeline takeaway capacity in the Permian and an increase in lease operating expenses on new wells in which we own an interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $636,424 for the third quarter of fiscal 2025, a 59% increase from $400,337 for the same period of fiscal 2024, primarily due to an increase in the full cost amortization base, an increase in oil and gas production and a decrease in gas reserves partially offset by a increase in oil reserves.

General and administrative expenses. General and administrative expenses were $340,514 for the third quarter of fiscal 2025, a 2% increase from $335,152 for the same period of fiscal 2024. This was primarily due to an increase in contract services.

Income taxes. There was an income tax benefit of $18,305 for the three months ended December 31, 2024 compared to an expense of $202,945 for the three months ended December 31, 2023, primarily due to a decrease in state income taxes and a decrease in the deferred tax provision. The effective tax rate for state and federal taxes combined for the three months ended December 31, 2024 and 2023 was (4%) and 37%, respectively. The decrease in the effective tax rate is primarily the result of state income taxes net of federal benefit, primarily in New Mexico, and the impact of permanent differences between book and taxable income.

Results of Operations – Nine Months Ended December 31, 2024 and 2023. For the nine months ended December 31, 2024, there was a net income of $1,077,370 compared to net income of $1,080,657 for the nine months ended December 31, 2023. This was a result of an increase in operating revenues due to an increase in oil and gas production volumes partially offset by a decrease in oil and gas prices and an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $5,212,313 for the nine months ended December 31, 2024, an 11% increase from $4,706,395 for the same period of fiscal 2024. This resulted from a increase in oil and natural gas production partially offset by a decrease in oil and natural gas prices. Natural gas prices have been negatively impacted by pipeline capacity in the Permian Basin.

	2024	2023	% Difference
Oil:
Revenue	$4,595,585	$3,916,792	17.3%
Volume (bbls)	61,685	50,826	21.4%
Average Price (per bbl)	$74.50	$77.06	(3.3)%

Gas:
Revenue	$616,728	$789,903	(21.9)%
Volume (mcf)	420,236	372,459	12.8%
Average Price (per mcf)	$1.47	$2.12	(30.7)%

Other operating revenues. Other revenues increased to $156,014 for the nine months ended December 31, 2024, from $105,077 for the nine months ended December 31, 2023. This increase resulted from a settlement in a class action lawsuit from Contango Resources and an increase in income from one of our limited liability company investments.

Interest income. Interest income on corporate funds decreased to $50,891 for the nine months ended December 31, 2024, from $86,995 for the nine months ended December 31, 2023. This decrease resulted from using the corporate funds for property acquisitions and purchase of treasury stock.

Production and exploration. Production costs were $1,311,066 for the nine months ended December 31, 2024, a 15% increase from $1,143,116 for the nine months ended December 31, 2023. This is the result of an increase in production taxes due to an increase in oil revenues and an increase in marketing and other charges due to the current natural gas pricing environment from limited pipeline takeaway capacity in the Permian and an increase in lease operating expenses on new wells in which we own an interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $1,760,409 for the nine months ended December 31, 2024, a 39% increase from $1,268,703 for the nine months ended December 31, 2023, primarily due to an increase in the full cost amortization base, an increase in oil and gas production and a decrease in gas reserves partially offset by an increase in oil reserves.

General and administrative expenses. General and administrative expenses were $1,042,084 for the nine months ended December 31, 2024, a 6% increase from $981,664 for the nine months ended December 31, 2023. This was primarily due to an increase in contract and engineering services partially offset by a decrease in salaries and stock option compensation.

Income taxes. Income taxes for the nine months ended December 31, 2024 was $200,034 compared to $398,971 for the nine months ended December 31, 2023, primarily due a decrease in state income taxes and a decrease in the deferred tax provision. The effective tax rate for state and federal taxes combined for the nine months ended December 31, 2024 and 2023 was 16% and 27%, respectively. The decrease in the effective tax rate is primarily the result of state income taxes net of federal benefit, primarily in New Mexico, and the impact of permanent differences between book and taxable income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2024, our largest credit risk associated with any single purchaser was $520,794 or 50% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.73 per bbl in September 2024 to a high of $82.89 per bbl in April 2024. The Henry Hub Spot Market Price (“Henry Hub”) posted price for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $3.40 per MMBtu in December 2024. On December 31, 2024, the WTI posted price for crude oil was $67.70 and the Henry Hub posted price for natural gas was $3.40. See Results of Operations above for the Company’s realized prices during the three and nine months. Subsequently, on January 27, 2025, the WTI posted price for crude oil was $69.15 and the Henry Hub posted price for natural gas was $3.71.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2025, our operating revenues would have increased or decreased $616,850. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2025, our operating revenues would have increased or decreased $420,236.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the nine months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2024	13,766	$13.70	13,766	$811,363
May 1-31, 2024	-	-	-	$811,363
June 1-30, 2024	-	-	-	$811,363
July 1-31, 2024	4,557	$11.78	4,557	$757,679
August 1-31, 2024	17,743	$11.95	17,743	$545,734
September 1-30, 2024	21,700	$11.47	21,700	$296,784
October 1-31, 2024	-	-	-	$296,784
November 1-30, 2024	-	-	-	$296,784
December 1-31, 2024	-	-	-	$296,784

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation
31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extenstion Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 7, 2025	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 7, 2025	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

