Form 10-K
period 2025-03-31
MEXCO ENERGY CORP
filed 2025-06-27
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2024 (the last business day of the Registrant’s most recently completed second quarter) was $12,644,291 as computed by reference to the last reported sale.

There were 2,046,000 shares of the registrant’s common stock outstanding as of June 27, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Shareholders to be held on September 9, 2025, have been incorporated by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Commission not later than 120 days after March 31, 2025, the end of the fiscal year covered by this report.

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

Our total estimated proved reserves at March 31, 2025 were approximately 1.401 million barrels of oil equivalent (“MMBOE”) of which 48% was oil and 52% was natural gas, and our estimated present value of proved reserves was approximately $23 million based on estimated future net revenues excluding taxes discounted at 10% per annum, pricing and other assumptions set forth in “Item 2 – Properties” below.

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

Company Profile

Since our inception, we have been engaged in acquiring and developing oil and gas properties and the exploration for and production of natural gas, crude oil, condensate and natural gas liquids (“NGLs”) within the United States. We especially seek to acquire proved reserves that fit well with existing operations or in areas where Mexco has established production. Acquisitions preferably will contain most of their value in producing wells, behind pipe reserves and high quality proved undeveloped locations. Competition for the purchase of proved reserves is intense. Sellers often utilize a bid process to sell properties. This process usually intensifies the competition and makes it extremely difficult to acquire reserves without assuming significant price and production risks. We actively search for opportunities to acquire proved oil and gas properties. However, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during fiscal 2026.

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

From 1983 to 2025, Mexco Energy Corporation made numerous acquisitions of royalties, overriding royalties, minerals and working interests in producing oil and gas properties including the following most significant acquisitions:

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

2019	Royalty interest investment, $300,000 for a less than 1% investment commitment in a limited liability company, capitalized at approximately $50 million to purchase royalty interests consisting of minerals located in the Marcellus and Utica areas of Ohio. This LLC has returned $321,112 (107%) of the total investment since inception in fiscal 2020.

2022-2023	Overriding royalty interests, purchase price of $567,000 covering 53 producing wells and several additional potential locations for development in Atascosa and Karnes Counties, Texas.

Royalty interests, purchase price of $939,000 covering 22 producing wells and several additional potential locations for development in the Eagleford area of Dimmit County, Texas.

Royalty interest investment, $2,000,000 for an approximate 2% investment commitment in a limited liability company, capitalized at approximately $100 million to purchase royalty interests consisting of minerals located in the Marcellus and Utica areas of Ohio. As of the date of this report, $1,800,000 of the commitment has been expended and 14% of the investment has been returned.

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

Royalty interests, purchase price of $390,300 covering 255 producing wells in the Haynesville trend area of Caddo Parish, Louisiana.

2024-2025	Royalty interests, purchase price of $568,000 covering 30 producing wells and additional potential locations for development in Adams, Broomfield and Weld Counties, Colorado.

Royalty interests, purchase price of $483,000 covering 240 producing wells in Laramie County, Wyoming and Adams and Weld Counties, Colorado.

Royalty interest, purchase price of $473,000 covering 84 producing wells in DeSoto Parish, Louisiana and Karnes, Live Oak, Reagan, Reeves and Upton Counties, Texas.

Royalty interests, purchase price of $260,000 covering 3 producing wells with additional potential locations for development in Eddy County, New Mexico.

Royalty interests, purchase price of $188,000 covering over 400 producing wells in multiple counties throughout the states of Nebraska, North Dakota, South Dakota and Montana.

Industry Environment and Outlook

The commodity price environment was challenging in fiscal 2025. The war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession and measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout fiscal 2026. In light of these challenges facing our industry and in response to the continued challenging environment, our primary business strategies for fiscal 2026 will continue to include: (1) optimizing cash flows through operating efficiencies and cost reductions, (2) divesting of non-core assets, and (3) working to balance capital spending with cash flows to minimize borrowings and maintain ample liquidity.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of our fiscal 2025 operating results and potential impact on fiscal 2026 operating results due to commodity price changes.

Oil and Gas Operations

As of March 31, 2025, oil contributed approximately 84% of our oil and natural gas sales and approximately 48% of our total proved reserves volumes for fiscal 2025. Revenues from oil and gas royalty interests accounted for approximately 31% of our total operating revenues for fiscal 2025.

There are two primary areas in which the Company is focused, 1) the Delaware Basin located in the Western portion of the Permian Basin including Lea and Eddy Counties, New Mexico and Reeves and Loving Counties, Texas and 2) the Midland Basin located in the Eastern portion of the Permian Basin including Reagan, Upton, Midland, Martin, Howard and Glasscock Counties, Texas. The Permian Basin in total accounts for 80% of our discounted future net cash flows from proved reserves and 80% of our gross revenues.

The Permian Basin is one of the oldest and most prolific producing basins in North America which has been a significant source of oil production since the 1920s. The Permian Basin is known to have a number of zones of oil and natural gas bearing rock throughout.

The Delaware Basin properties, encompassing 39,850 gross acres, 211 net acres, 751 gross producing wells or 4 net wells account for approximately 67% of our discounted future net cash flows from proved reserves as of March 31, 2025. For fiscal 2025, these properties accounted for 65% of our gross revenues. Of these discounted future net cash flows from proved reserves, approximately 27% are attributable to proven undeveloped reserves which would be developed through new drilling.

The Midland Basin properties, encompassing 114,077 gross acres, 232 net acres, 1,652 gross producing wells or 4 net wells account for approximately 12% of our discounted future net cash flows from proved reserves as of March 31, 2025. For fiscal 2025, these properties accounted for 14% of our gross revenues. Of these discounted future net cash flows from proved reserves, approximately 3% are attributable to proven undeveloped reserves which would be developed through new drilling.

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

We own partial interests in approximately 7,500 producing wells all of which are located within the United States in the states of Texas, New Mexico, Oklahoma, Louisiana, Alabama, Arkansas, Wyoming, Kansas, Colorado, Montana, Virginia, North Dakota, South Dakota and Ohio. Additional information concerning these properties and our oil and gas reserves is provided below.

The following table indicates our oil and gas production in each of the last five years:

Year	Oil(Bbls)	Gas (Mcf)
2025	83,564	570,012
2024	69,999	502,879
2023	73,968	534,363
2022	61,689	393,841
2021	50,327	324,205

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

Major Customers

We made sales that amounted to 10% or more of operating revenues as follows for the years ended March 31:

	2025	2024
Company A	58%	59%

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

We did not incur any material capital expenditures for remediation or pollution control activities for the year ended March 31, 2025. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2026.

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

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2025.

Name	Age	Position
Nicholas C. Taylor	87	Chairman and Chief Executive Officer
Tamala L. McComic	56	President, Chief Financial Officer, Treasurer, and Assistant Secretary
Donna Gail Yanko	80	Vice President
Stacy D. Hardin	60	Secretary and Assistant Treasurer

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

Employees

As of March 31, 2025, we had two full-time and three part-time employees. We believe that relations with these employees are generally satisfactory. From time to time, we utilize the services of independent geological, land and engineering consultants on a limited basis and expect to continue to do so in the future.

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

Our results of operations may be negatively impacted by current global events, including the imposition of tariffs.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including volatility in the political, legal and regulatory environments as a result of the change in U.S. presidential administration and instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas such as the ongoing war between Russia and Ukraine and the Israel-Iran conflict. Escalating trade tensions, particularly between the U.S. and Canada, Mexico, China and other countries, may lead to the imposition of tariffs and trade restrictions. Our operators could face unanticipated costs and competition for materials and components to continue their current drilling plans. In addition, the current U.S. presidential administration has signaled it will encourage increased domestic production of crude oil, which could lead to falling crude oil and natural gas prices.

Changes in environmental laws could increase our operators’ costs and adversely impact our business, financial condition and cash flows.

In recent years the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. Addressing GHG emissions with legislation on emissions fees could increase operating costs within the oil and gas industry.

Fluids resulting from crude oil and natural gas production, consisting primarily of salt-water, are disposed by injection in belowground disposal wells. In recent years, state and federal regulatory agencies have focused on a possible connection between fluid injection and increased seismic activity. The Texas Railroad Commission has suspended or limited new well permits for salt water disposal wells, particularly in the Permian Basin. Increased regulation on the treatment and disposal of fluids could increase operating costs and curtail economical drilling.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.

Lower oil and gas prices increase the risk of ceiling limitation write-downs. We use the full cost method to account for oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop crude oil and natural gas properties including the cost of abandoned properties, dry holes, geophysical costs and annual lease rentals. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Depletion of evaluated oil and natural gas properties is computed in the units of production method, whereby capitalized costs are amortized over total proved reserves. Under the full cost accounting rules, the net capitalized cost of crude oil and natural gas properties may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess against earnings. This is called a “ceiling test writedown.” We use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date in estimating discounted future net reserves. Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown does not impact cash flow from operating activities, but does reduce stockholders’ equity and earnings. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low. There were no ceiling test impairments on our oil and gas properties during fiscal 2025 and 2024.

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

Approximately 28% and 33% of our total estimated net proved reserves at March 31, 2025 and 2024, respectively, were undeveloped, and those reserves may not ultimately be developed.

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

Our oil and gas is priced in the local markets where it is produced based on local or regional supply and demand factors. The prices we receive for our oil and gas are typically lower than the relevant benchmark prices, such as The New York Mercantile Exchange (“NYMEX”). The difference between the benchmark price and the price we receive is called a differential. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the midstream or downstream sectors of the industry, trade restrictions and governmental regulations such as policies of the Trump Administration. Additionally, insufficient pipeline capacity, lack of demand in any given operating area or other factors may cause the differential to increase in a particular area compared with other producing areas. During fiscal 2025, differentials averaged $2.79 per Bbl of oil and ($0.30) per Mcf of gas. Increases in the differential between the benchmark prices for oil and gas and the wellhead price we receive could significantly reduce our revenues and our cash flow from operations.

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

We participate in the drilling and completion of wells with third-party operators that exercise exclusive control over such operations. As a participant, we rely on third-party operators to successfully operate these properties pursuant to joint operating agreements and other similar contractual arrangements. As a participant in these operations, we may not be able to maximize the value associated with these properties in the manner we believe appropriate, or at all. For example, we cannot control the success of drilling and development activities on properties operated by third-parties, which depend on a number of factors under the control of a third-party operator, including such operator’s determinations with respect to, among other things, the nature and timing of drilling and operational activities, the timing and amount of capital expenditures and the selection of suitable technology. In addition, the third-party operator’s operational expertise and financial resources and its ability to gain the approval of other participants in drilling wells will impact the timing and potential success of drilling and development activities in a manner that we are unable to control. A third-party operator’s failure to adequately perform operations, breach of the applicable agreements or failure to act in ways that are favorable to us could reduce our production and revenues, negatively impact our liquidity and cause us to spend capital in excess of our current plans, and have a material adverse effect on our financial condition and results of operations.

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

Changes in effective tax rates or laws could adversely impact our results of operations.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including: changes in the valuation of our deferred tax assets and liabilities; tax effects of stock-based compensation; or changes in tax laws, regulations or interpretations thereof.

For example, in previous years, legislation has been proposed to eliminate or defer certain key U.S. federal income tax deductions historically available to crude oil and natural gas exploration and production companies. Such proposed changes have included: a repeal of the percentage depletion allowance for crude oil and natural gas properties; the elimination of deductions for intangible drilling and exploration and development costs; the elimination of the deduction for certain production activities; and an extension of the amortization period for certain geological and geophysical expenditures. The passage of any legislation as a result of these proposals or other similar changes in U.S. federal income tax laws that alter, eliminate or defer these or other tax deductions utilized within the industry could adversely affect our business, financial condition, results of operations and cash flows.

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

We depend, and will continue to depend in the foreseeable future, upon the continued services of our Chief Executive Officer, Nicholas C. Taylor and our President and Chief Financial Officer, Tamala L. McComic, who have extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and developing and executing acquisitions and financing. As of March 31, 2025, we do not have key-man insurance on the lives of Mr. Taylor and Ms. McComic. The unexpected loss of the services of one or more of these individuals could, therefore, significantly and adversely affect our operations.

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

As of March 31, 2025, our executive officers and directors beneficially owned approximately 49% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions.

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

ITEM 2. PROPERTIES

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. As of March 31, 2025, we had interests in approximately 7,500 gross (26.4 net) producing oil and gas wells and owned leasehold mineral, royalty and other interests in approximately 662,000 gross (2,712 net) acres.

Oil and Natural Gas Reserves

In accordance with current SEC rules, the average prices used in computing reserves at March 31, 2025 were $73.79 per bbl of oil compared to $76.88 in 2024, a decrease of 4%, and $2.14 per mcf of natural gas compared to $2.75 in 2024, a decrease of 22%, such prices are based on the 12-month unweighted arithmetic average market prices for sales of oil and natural gas on the first calendar day of each month during fiscal 2025. The benchmark price of $71.00 per bbl of oil at March 31, 2025 versus $73.96 at March 31, 2024, was adjusted by lease for gravity, transportation fees and market differentials and did not give effect to derivative transactions. The benchmark price of $2.44 per mcf of natural gas at March 31, 2025 versus $2.45 at March 31, 2024, was adjusted by lease for BTU content, transportation fees and market differentials.

For information concerning our costs incurred for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to our oil and gas reserves, present value of future net revenues discounted at 10% and changes therein, see Notes to the Company’s consolidated financial statements.

Proved reserves are estimated reserves of crude oil (including condensate) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production.

The engineering report with respect to Mexco’s estimates of proved oil and gas reserves as of March 31, 2025 and 2024 is based on evaluations prepared by Russell K. Hall and Associates, Inc. Environmental Engineering Consultants, based in Midland, Texas (“Hall and Associates”), a summary of which is filed as Exhibit 99.1 to this annual report.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC. As stated above, Mexco retained Hall and Associates to prepare estimates of our oil and gas reserves. Management works closely with this firm, and is responsible for providing accurate operating and technical data to it. Our Chief Financial Officer who has over 30 years experience in the oil and gas industry reviews the final reserves estimate and consults with a degreed geological consultant with extensive geological experience and if necessary, discusses the process used and findings with Alan Neal, the technical person at Hall and Associates responsible for evaluating the proved reserves covered by this report. Mr. Neal is a member of the Society of Petroleum Engineers and has over 40 years of experience in the oil and gas industry. Our Chairman and Chief Executive Officer who has over 50 years of experience in the oil and gas industry also reviews the final reserves estimate.

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

PROVED RESERVES

	March 31,
	2025	2024
Oil (Bbls):
Proved developed – Producing	390,940	394,000
Proved developed – Non-producing	14,900	50,620
Proved undeveloped	269,000	346,330
Total	674,840	790,950
Natural gas (Mcf):
Proved developed – Producing	3,554,920	3,346,460
Proved developed – Non-producing	99,970	219,780
Proved undeveloped	704,810	970,880
Total	4,359,700	4,537,120

Total net proved reserves (BOE) (1)	1,401,460	1,547,127

PV-10 Value (2)	$23,216,000	$29,078,000
Present value of future income tax discounted at 10%	(3,141,000)	(4,450,000)
Standardized measure of discounted future net cash flows (3)	$20,075,000	$24,628,000

Prices used in Calculating Reserves: (4)
Natural gas (per Mcf)	$2.14	$2.75
Oil (per Bbl)	$73.79	$76.88

(1)	These reserve estimates do not include the Company’s interest in two LLCs referred to in Item 1. Business – Company Profile on page 3 hereto.
(2)	The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum, which is the most directly comparable GAAP financial measure. PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
(3)	In accordance with SEC requirement, the standardized measure of discounted future net cash flows was computed by applying 12-month first day of the month average prices for oil and gas during the fiscal year to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.
(4)	These prices reflect adjustment by lease for quality, transportation fees and market differentials.

During fiscal 2025, we added proved reserves of 101 thousand BOE (“MBOE”) through extensions and discoveries, added 77 MBOE through acquisitions, subtracted 145 MBOE for downward revisions of previous estimates. Such downward revisions are primarily attributable to reserves written off due to the five-year limitation and the change in the timing of new development. The reserves written off were primarily in Lea County, New Mexico due to a change in the timing of development in wells in which we own a working interest. These interests are held by production and still in place to be developed in the future.

During the fiscal year ending March 31, 2025, we had a working or royalty interest in the development of 27 wells, converting reserves of approximately 84,000 BOE from proved undeveloped to proved developed – producing with a capital cost of approximately $645,000.

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

We have not filed any other oil or gas reserve estimates or included any such estimates in reports to other federal or foreign governmental authorities or agencies during the year ended March 31, 2025, and no major discovery is believed to have caused a significant change in our estimates of proved reserves since that date.

Drilling Activities

The following table sets forth our drilling activity in wells in which we own a working interest for the years ended March 31:

	Year Ended March 31,
	2025		2024
	Gross	Net	Gross	Net
Exploratory Wells
Beginning wells in progress	-	-	-	-
Wells spud	1	.10	-	-
Successful wells	0	-	-	-
Ending wells in progress	-	-	-	-

Development Wells
Beginning wells in progress	16	.17	21	.05
Wells spud	38	.09	48	.22
Successful wells	(37)	(.23)	(53)	(.09)
Ending wells in progress	17	.03	16	.17

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

In addition to the working interests mentioned above, other operators drilled 120 gross wells (.09 net wells) on company-owned minerals and royalties at no expense to the Company. We expect the production of our mineral interests will increase as operators continue to drill, complete, and develop our acreage. We expect to capitalize on this development, which requires no capital expenditure funding from us and believe the anticipated aggregate royalty receipts will enable us to grow our cash flows. A number of the horizontal wells in which the Company participates involve longer lateral which are more efficient and have greater estimated ultimate recovery.

Productive Wells and Acreage

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing zone are counted as one well. As of March 31, 2025, we held an interest in approximately 7,500 gross (26.4 net) productive wells, including approximately 6,400 wells in which we held an overriding or royalty interest and 1,100 wells in which we held a working interest.

A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres. The following table sets forth the approximate developed acreage in which we held a leasehold mineral or other interest as of March 31, 2025:

	Acreage
	Gross	Net
Texas	373,100	1,514
Oklahoma	67,100	814
North Dakota	65,000	27
Louisiana	39,500	87
Wyoming	30,700	15
New Mexico	30,300	182
Ohio	26,900	2
Colorado	10,700	21
Kansas	8,500	41
Montana	7,200	1
Arkansas	1,600	5
Alabama	1,000	2
South Dakota	600	-
Virginia	100	1
Total	662,300	2,712

Net Production, Unit Prices and Costs

The following table summarizes our net oil and natural gas production, the average sales price per barrel (“bbl”) of oil and per thousand cubic feet (“mcf”) of natural gas produced and the average production (lifting) cost per unit of production for the years ended March 31:

	Years Ended March 31,
	2025	2024
Oil (a):
Production (Bbls)	83,564	69,999
Revenue	$6,145,674	$5,348,257
Average Bbls per day (d)	229	192
Average sales price per Bbl	$73.54	$76.40
Gas (b):
Production (Mcf)	570,012	502,879
Revenue	$970,811	$1,114,390
Average Mcf per day (d)	1,562	1,378
Average sales price per Mcf	$1.70	$2.22
Total BOE (c)	178,566	153,812
Production costs:
Production expenses:	$1,043,202	$1,029,279
Production expenses per BOE	$5.84	$6.69
Production expenses per sales dollar	$0.15	$0.16
Production and ad valorem taxes:	$561,894	$479,193
Production and ad valorem taxes per BOE	$3.15	$3.23
Production and ad valorem taxes per sales dollar	$0.08	$0.08
Total oil and gas revenue	$7,116,485	$6,462,647

(a)	Includes condensate.
(b)	Includes natural gas products.
(c)	Natural gas production is converted to oil production using a ratio of six Mcf to one Bbl of oil.
(d)	Calculated on a 365-day year.

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

		High	Low
2025:	April - June 2024	$16.52	$9.84
	July - September 2024	14.10	10.11
	October - December 2024	13.78	10.55
	January - March 2025	14.11	7.55

2024:	April - June 2023	$13.84	$10.30
	July - September 2023	13.63	11.36
	October - December 2023	13.50	9.05
	January - March 2024	10.49	9.02

On March 31, 2025, the closing sales price of our common stock on the NYSE American was $8.17 per share.

Stockholders

As of March 31, 2025, we had 2,239,283 shares issued and 809 shareholders of record, which does not include shareholders for whom shares are held in a “nominee” or “street” name. Of these issued shares, 193,283 are held in the treasury. As of March 31, 2025, there were 2,046,000 shares outstanding.

Dividends

Prior to March 31, 2023, the Company had never paid a cash dividend to the Company’s shareholders. Payment of dividends is at the discretion of our Board of Directors (the “Board”) after considering many factors, including our financial condition, operating results, current and anticipated cash needs, and plans for expansion. In addition, our current bank loan prohibits us from paying cash dividends on our common stock without written permission.

On April 30, 2024, the Company announced that its Board declared a regular annual dividend of $0.10 per common share to its shareholders of record at the close of business on May 21, 2024. The dividend was paid on June 4, 2024. The Company obtained written permission from West Texas National Bank (“WTNB”) prior to declaring the regular annual dividend. On April 10, 2023, the Company announced that its Board declared a special dividend of $0.10 per common share to its shareholders of record at the close of business on May 1, 2023. The special dividend was paid on May 15, 2023. The Company obtained written permission from WTNB prior to declaring the special dividend.

Subsequently, on May 13, 2025, the Company announced that its Board declared a regular annual dividend of $0.10 per common share to its shareholders of record at the close of business on June 2, 2025. The dividend was paid on June 16, 2025. The Company obtained written permission from WTNB prior to declaring the regular annual dividend.

The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount or type of any future dividends. Our Board determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our Employee Incentive Stock Plan as of March 31, 2025, which has been approved by our stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	35,000	$4.84	-
2019 Plan	200,000	115,883	10.93	66,000
Total	400,000	150,883	$9.52	66,000

Issuer Repurchases

In April 2024, the Board authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, share of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow.

The following table provides information related to repurchases of our common stock for the treasury account during the year ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2024	13,766	$13.70	13,766	$811,363
May 1-31, 2024	-	-	-	$811,363
June 1-30, 2024	-	-	-	$811,363
July 1-30, 2024	4,557	$11.78	4,557	$757,679
August 1-31, 2024	17,743	$11.95	17,743	$545,734
September 1-30, 2024	21,700	$11.47	21,700	$296,784
October 1-31, 2024	-	-	-	$296,784
November 1-30, 2024	-	-	-	$296,784
December 1-31, 2024	-	-	-	$296,784
January 1-31, 2025	-	-	-	$296,784
February 1-28, 2025	-	-	-	$296,784
March 1-31, 2025	-	-	-	$296,784
Total	57,766	$12.17	57,766

During the year ended March 31, 2025, the Company repurchased 57,766 shares for the treasury account at an aggregate cost of $703,216, an average price of $12.17 per share. During the year ended March 31, 2024, the Company repurchased 50,101 shares for the treasury account at an aggregate cost of $585,035, an average price of $11.68 per share.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Years Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$4,269,621	$4,433,935	$(164,314)
Net cash used in investing activities	$(4,154,575)	$(3,416,499)	$738,076
Net cash used in financing activities	$(834,575)	$(779,723)	$54,852

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the year ended March 31, 2025 was $4,269,621 in comparison to $4,433,935 for the year ended March 31, 2024. This decrease of $164,314 in our cash flow operating activities consisted of increase in our non-cash expenses of $156,176; an increase in our accounts receivable of $533,564; an increase of $52,861 of our accounts payable and accrued expenses; and, an increase in our net income for the current year of $367,416. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the year ended March 31, 2025, we had net cash of $3,154,575 used for additions to oil and gas properties and a $1,000,000 investment in two limited liability companies compared to $3,016,499 and $400,000, respectively, for the year ended March 31, 2024.

Cash Flow Used in Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $834,575 for the year ended March 31, 2025 compared to net cash flow used in our financing activities of $779,723 for the year ended March 31, 2024. During the year ended March 31, 2025, we expended $209,000 to pay the annual dividend, expended $703,216 to purchase 57,766 shares of our stock for the treasury account, and received proceeds of $77,641 for the exercise of employee stock options. During the year ended March 31, 2024, we expended $213,600 to pay the annual dividend, expended $585,035 to purchase 50,101 shares of our stock for the treasury account, and received proceeds of $19,662 for the exercise of employee and director stock options.

Accordingly, net cash decreased $719,529, leaving cash and cash equivalents on hand of $1,753,955 as of March 31, 2025.

We had working capital of $2,469,664 as of March 31, 2025 compared to working capital of $3,259,200 as of March 31, 2024, a decrease of $789,536 for the reasons set forth below.

Oil and Natural Gas Property Development.

New Participations in Fiscal 2025. The Company participated in the development of 35 horizontal wells at a cost of approximately $1,100,000 for the year ending March 31, 2025. Seventeen of these wells have not been completed. Twenty-nine of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico; three wells are in the Midland Basin located in the eastern portion of the Permian Basin in Reagan County, Texas; and, the remaining three horizontal wells are in Grady County, Oklahoma.

In addition to the above working interests, there were 120 gross wells (.09 net wells) drilled by other operators on Mexco’s royalty interests and 840 gross wells (2.31 net wells) obtained through acquisitions.

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

Mexco expended approximately $117,000 for the drilling and completion of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .5%. In March 2025, these wells were completed with initial average production rates of 1,734 barrels of oil, 3,171 barrels of water and 3,229,000 cubic feet of gas per day, or 2,272 BOE per day.

Mexco expended approximately $176,000 for the drilling and completion of two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico. Mexco’s average working interest in these wells is .5%. Subsequently, in June 2025, one of these wells were completed with initial average production rates of 676 barrels of oil, 1,899 barrels of water and 729,000 cubic feet of gas per day, or 798 BOE per day

Mexco expended approximately $46,000 for the drilling of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .28%.

Mexco expended approximately $70,000 to participate in the drilling of six horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .16%. Subsequently, in May 2025, Mexco expended approximately $85,000 to complete these wells.

Mexco expended approximately $70,000 to participate in the development of three horizontal wells in the Spraberry trend of the Midland Basin in Reagan County, Texas. Mexco’s working interest in these wells is approximately .26%.

Mexco expended approximately $32,000 to participate in an exploratory well in the Fusselman Formation of Irion County, Texas. This well was determined to be noncommercial and was plugged and abandoned.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000 of which $1,800,000 has been funded as of March 31, 2025. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. This LLC has returned $252,394 or 14% of the total investment.

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

Acquisitions. In April 2024, the Company acquired royalty interests in 21 producing wells operated by Anadarko Petroleum Corporation and Cimarex Energy Company and located in Reeves County, Texas, for a purchase price of $158,000.

In August 2024, the Company acquired royalty interests in 6 producing wells operated by Marathon Oil and located in Karnes County, Texas, for a purchase price of $50,000. This acquisition was effective August 1, 2024.

In August 2024, the Company acquired royalty interests in 10 producing wells operated by Anadarko Petroleum Corporation and located in Weld County, Colorado, for a purchase price of $118,000 and royalty interests in approximately 250 producing wells operated by Samson Exploration, EOG Resources, and others in Laramie County, Wyoming and Adams and Weld Counties, Colorado, for a purchase price of $483,000. All of these acquisitions were effective September 1, 2024.

In September 2024, the Company acquired royalty interests in 21 producing wells operated by Marathon Oil and Murphy Exploration and located in Karnes County, Texas, for a purchase price of $90,000, effective August 1, 2024.

In October 2024, the Company acquired a .3% royalty interest in 15 producing wells operated by Civitas Resources, Inc. and located in Broomfield and Adams Counties, Colorado, for a purchase price of $450,000. This acquisition was effective November 1, 2024.

In October 2024, the Company acquired a .5% royalty interest in 3 producing wells operated by Mewbourne Oil Company and located in Eddy County, New Mexico, for a purchase price of $260,000. This acquisition was effective November 1, 2024 and includes acreage for further development.

In October 2024, the Company acquired royalty interests in 8 producing wells operated by Marathon Oil and located in Live Oak County, Texas, for a purchase price of $20,000; royalty interests in 6 producing wells operated by SWN Production Company, LLC and located in DeSoto Parish, Louisiana, for a purchase price of $25,000; royalty interests in 10 producing wells operated by Ovintiv, Inc. and located in Upton County, Texas, for a purchase price of $65,000; and, royalty interests in 12 producing wells operated by Pioneer Natural Resources and located in Reagan and Upton Counties, Texas, for a purchase price of $65,000. All of these acquisitions were effective November 1, 2024.

Also, in October 2024 and effective November 1, 2024, the Company acquired various small royalty interests in over 400 producing wells operated by Petro-Hunt Corporation, Hess Bakken Investments II, LLC, Marathon Oil, WPX Energy, and others in multiple counties throughout the states of Nebraska, North Dakota, South Dakota, and Montana for a purchase price of $188,000.

Sale of Properties. In November 2024, the Company conveyed its working and royalty interests in 13.5 net acres in Ward County, Texas. The Company received $15,000 per acre in the total amount of $202,500. The Company retained an overriding royalty interest equal to the positive difference between 25% and any existing burdens of record as of the effective date. The divestiture of this non-core oil and gas asset did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as sales proceeds, a reduction of its full cost pool, with no gain or loss recognized on the sale.

Other Projects. We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Pricing. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.73 per bbl in September 2024 to a high of $82.89 per bbl in April 2024. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $9.86 per MMBtu in January 2025.

On March 31, 2025 the WTI posted price for crude oil was $67.46 per bbl and the Henry Hub spot price for natural gas was $4.11 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times realized prices were negative.

Results of Operations

Fiscal 2025 Compared to Fiscal 2024

We had net income of $1,712,368 for the year ended March 31, 2025 compared to $1,344,952 for the year ended March 31, 2024, a 27% increase primarily as a result of an increase in operating revenues partially offset by an increase in operating expenses that is further explained below.

Oil and natural gas sales. Revenue from oil and natural gas sales was $7,116,485 for the year ended March 31, 2025, a 10% increase from $6,462,647 for the year ended March 31, 2024. This resulted from an increase in oil and natural gas production volumes partially offset by a decrease in oil and natural gas prices. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the fiscal years ended March 31:

	2025	2024	% Difference
Oil:
Revenue	$6,145,674	$5,348,257	14.9%
Volume (bbls)	83,564	69,999	19.4%
Average Price (per bbl)	$73.54	$76.40	(3.7)%

Gas:
Revenue	$970,811	$1,114,390	(12.9)%
Volume (mcf)	570,012	502,879	13.3%
Average Price (per mcf)	$1.70	$2.22	(23.3)%

Other operating revenues. Other revenues increased 70% to $241,581 in fiscal 2025 from $142,237 in fiscal 2024. This resulted from an increase in income from one of our limited liability company investments.

Interest income. Interest income on corporate funds decreased 46% to $72,629 in fiscal 2025 from $135,476 in fiscal 2024. This decrease resulted from using the corporate funds for property acquisitions and purchase of treasury stock.

Production and exploration. Production costs were $1,605,096 in fiscal 2025, a 5% increase from $1,526,472 in fiscal 2024. This is the result of an increase in production taxes due to an increase in oil and gas revenues and an increase in lease operating expenses on new wells in which we own an interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $2,452,694 in fiscal 2025, a 25% increase from $1,969,742 in fiscal 2024. This was primarily due to an increase in oil and natural gas production and a decrease in oil and natural gas reserves.

General and administrative expenses. General and administrative expenses were $1,320,074 for the year ended March 31, 2025, a 6% increase from $1,243,548 for the year ended March 31, 2024. This was primarily due to an increase in salaries and contract services, office expense, engineering services and legal expenses partially offset by a decrease in employee stock option compensation.

Income taxes. Income tax for fiscal 2025 was $304,330 compared to $620,544 for fiscal 2024. This was primarily due to a decrease in state income taxes and the reconciliation to the federal tax return. The effective tax rate for state and federal taxes combined for fiscal 2025 and fiscal 2024 was 15% and 32%, respectively. The decrease in the effective tax rate is primarily the result of state income taxes, primarily in New Mexico, the impact of permanent differences between book and taxable income, and the reconciliation to the federal tax return.

Contractual Obligations

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes future payments we are obligated to make based on agreements in place as of March 31, 2025:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$140,747	$60,320	80,427	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,175 less than 1 year and $13,567 1-3 years for his portion of the shared office space.

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

Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the sale would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas. This includes any sales of properties such as Term assignments and Assignments, Bill of Sales and Conveyances.

Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well, lease, or field basis versus the “full cost” pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result, our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher DD&A rate on our crude oil and natural gas properties.

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

Estimates of our proved reserves are based on the quantities of oil and gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our reserve estimates and the projected cash flows are derived from these reserve estimates, in accordance with SEC guidelines by an independent engineering firm based in part on data provided by us. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgment of the persons preparing the estimate. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

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

Revenue Recognition. Revenues from our royalty and non-operated working interest properties are recorded in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is reported net of post-production costs when such costs are contractually deducted by the operator prior to distribution. Since the revenue checks are generally received two to three months after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices. Any identified differences between its revenue estimates and actual revenue received historically have not been significant.

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

Investments. The Company accounts for investments of less than 3% of any limited liability companies at cost. The Company has no control of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations. The Company evaluates investments for an impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Indicators of impairment may include, but are not limited to, sustained declines in market value, investee financial condition and operating performance, industry or economic trends, and other relevant factors.

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

Recently Adopted Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Topic 740 Income Taxes: Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changs to the rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. While the adoption of this ASU will modify the company’s disclosures, it will not have an impact on the Company’s financial position, results of operations, or liquidity.

New Accounting Pronouncements Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03, Topic 220 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of the Income Statement Expenses. The amendments in this update require disclosure in the Company’s annual and interim consolidated financial statements of specified information about certain costs and expenses, including depletion, depreciation and amortization recognized as part of crude oil and natural gas producing activities, and employee compensation. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. While the adoption of this ASU will modify the company’s disclosures, it will not have an impact on the Company’s financial position, results of operations, or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At March 31, 2025, our largest credit risk associated with any single purchaser was $478,863 or 43% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $61.73 per bbl in September 2024 to a high of $82.89 per bbl in April 2024. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $9.86 per MMBtu in January 2025.

On March 31, 2025 the WTI posted price for crude oil was $67.46 per bbl and the Henry Hub spot price for natural gas was $4.11 per MMBtu. See Results of Operations above for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times realized prices were negative. Subsequently, on June 16, 2025, the WTI posted price for crude oil was $67.75 and the Henry Hub posted price for natural gas was $2.90.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for fiscal 2025, our pretax income would have changed by $835,640. If the average gas price had increased or decreased by one dollar per mcf for fiscal 2025, pretax income would have changed by $570,012.

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

Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Board, applicable to all directors, officers and employees of Mexco.

Our chief executive officer and chief financial officer assessed the effectiveness our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control - Integrated Framework”. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of March 31, 2025.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on such evaluation, such officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Mexco Energy Corporation Board of Directors”, “Named Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Code of Business Conduct” and “Meetings and Committees of the Board of Directors” in the Proxy Statement of Mexco Energy Corporation for our Annual Meeting of Stockholders to be held September 9, 2025 (“Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025, which is incorporated herein by reference.

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

Exhibits. For a list of the exhibits required by this Item and accompanying this Form 10-K see the “Index to Exhibits” set forth on page 37 of this report.

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

Dated: June 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of June 27, 2025, by the following persons on behalf of the Registrant and in the capacity indicated.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mexco Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexco Energy Corporation (a Colorado corporation) and Subsidiaries (the Company) as of March 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

●	We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.

●	To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

-	Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year;

-	Evaluated the models used to estimate the operating costs at year-end compared to historical operating costs;

-	Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells;

-	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests, historical pricing differentials, and operating costs to underlying support from the Company’s accounting records.

-	Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s or the operator’s intent to develop the proved undeveloped properties;

-	Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2017.

PCAOB ID #410

Midland, Texas

June 27, 2025

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$1,753,955	$2,473,484
Accounts receivable:
Oil and natural gas sales	1,113,588	1,001,709
Trade	67,951	9,186
Prepaid drilling	24,381	148,748
Prepaid costs and expenses	60,981	56,193
Total current assets	3,020,856	3,689,320
Property and equipment, at cost
Oil and gas properties, using the full cost method	51,611,782	48,304,585
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(36,637,530)	(34,184,837)
Property and equipment, net	15,096,178	14,241,674
Investment – cost basis	2,100,000	1,100,000
Operating lease, right-of-use asset	126,525	19,263
Other noncurrent assets	4,298	8,597
Total assets	$20,347,857	$19,058,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$307,387	$221,603
Income tax payable	192,802	189,254
Operating lease liability, current	51,003	19,263
Total current liabilities	551,192	430,120
Long-term liabilities
Operating lease liability, long-term	75,522	-
Deferred income tax liability	320,604	311,661
Asset retirement obligations	688,842	688,808
Total long-term liabilities	1,084,968	1,000,469
Total liabilities	1,636,160	1,430,589

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 and 2,226,916 shares issued; and, 2,046,000 and 2,091,399 shares outstanding as of March 31, 2025 and 2024	1,119,641	1,113,458
Additional paid-in capital	8,844,953	8,567,856
Retained earnings	10,625,849	9,122,481
Treasury stock, at cost (193,283 and 135,517 shares, respectively)	(1,878,746)	(1,175,530)
Total stockholders’ equity	18,711,697	17,628,265
Total liabilities and stockholders’ equity	$20,347,857	$19,058,854

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,

	2025	2024
Operating revenues:
Oil sales	$6,145,674	$5,348,257
Natural gas sales	970,811	1,114,390
Other	241,581	142,237
Total operating revenues	7,358,066	6,604,884

Operating expenses:
Production	1,605,096	1,526,472
Accretion of asset retirement obligation	29,983	29,869
Depreciation, depletion and amortization	2,452,694	1,969,742
General and administrative	1,320,074	1,243,547
Total operating expenses	5,407,847	4,769,630

Operating income	1,950,219	1,835,254

Other income (expenses):
Interest income	72,629	135,476
Interest expense	(6,150)	(5,234)
Net other income (expense)	66,479	130,242

Income before provision for income taxes	2,016,698	1,965,496

Provision for income taxes	304,330	620,544

Net income	$1,712,368	$1,344,952

Income per common share:
Basic:	$0.83	$0.64
Diluted:	$0.81	$0.62

Weighted average common shares outstanding:
Basic:	2,064,147	2,114,360
Diluted:	2,107,775	2,161,010

Dividends declared per share	$0.10	$0.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2025 and 2024

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2023	$1,110,708	$8,321,145	$7,991,129	$(590,495)	$16,832,487
Net income	-	-	1,344,952	-	1,344,952
Issuance of stock through options exercised	2,750	16,912	-	-	19,662
Dividends paid			(213,600)		(213,600)
Purchase of stock				(585,035)	(585,035)
Stock based compensation	-	229,799	-	-	229,799
Balance at March 31, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265
Net income	-	-	1,712,368	-	1,712,368
Issuance of stock through options exercised	6,183	71,458	-	-	77,641
Dividends paid	-	-	(209,000)	-	(209,000)
Purchase of stock	-	-	-	(703,216)	(703,216)
Stock based compensation	-	205,639	-	-	205,639
Balance at March 31, 2025	$1,119,641	$8,844,953	$10,625,849	$(1,878,746)	$18,711,697

SHARE ACTIVITY

	2025	2024
Common stock shares, issued:
At beginning of year	2,226,916	2,221,416
Issued	12,367	5,500
At end of year	2,239,283	2,226,916

Common stock shares, held in treasury:
At beginning of year	(135,517)	(85,416)
Acquisitions	(57,766)	(50,101)
At end of year	(193,283)	(135,517)

Common stock shares, outstanding
At end of year	2,046,000	2,091,399

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31,

	2025	2024
Cash flows from operating activities:
Net income	$1,712,368	$1,344,952
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	8,943	311,661
Stock-based compensation	205,639	229,799
Depreciation, depletion and amortization	2,452,694	1,969,742
Accretion of asset retirement obligations	29,983	29,869
Amortization of debt issuance costs	4,299	4,309
Changes in operating assets and liabilities:
(increase) Decrease in accounts receivable	(170,644)	362,920
(Increase) decrease in right-of-use asset	(107,262)	56,366
(increase) Decrease in prepaid expenses	(4,788)	309
Increase in accounts payable and accrued expenses	69,059	16,198
Increase (decrease) in operating lease liability	107,262	(56,366)
Increase in income tax payable	3,548	189,254
Settlement of asset retirement obligations	(41,480)	(25,078)
Net cash provided by operating activities	4,269,621	4,433,935

Cash flows from investing activities:
Additions to oil and gas properties	(3,416,616)	(3,349,326)
Drilling refund	59,471	26,194
Investment in limited liability companies at cost	(1,000,000)	(400,000)
Proceeds from sale of oil and gas properties and equipment	202,570	306,633
Net cash used in investing activities	(4,154,575)	(3,416,499)

Cash flows from financing activities:
Proceeds from exercise of stock options	77,641	19,662
Proceeds from long-term debt	650,000	275,000
Debt issuance costs	-	(750)
Dividends paid	(209,000)	(213,600)
Acquisition of treasury stock	(703,216)	(585,035)
Reduction of long-term debt	(650,000)	(275,000)
Net cash used in financing activities	(834,575)	(779,723)

Net (decrease) increase in cash and cash equivalents	(719,529)	237,713

Cash and cash equivalents at beginning of year	2,473,484	2,235,771

Cash and cash equivalents at end of year	$1,753,955	$2,473,484

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,852	$925
Cash paid for income taxes	$228,487	$-
Accrued capital expenditures included in accounts payable	$38,417	$21,693

Non-cash investing and financing activities:
Asset retirement obligations	$5,231	$7,617

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2025 and 2024

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

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents. The Company maintains cash in bank deposit accounts that may, at times, exceed federally insured limits. At March 31, 2025, the Company had on deposit all of its cash and cash equivalents with three financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, is uncollateralized. The collectibility of receivables is assessed and an allowance is made for any credit losses. The allowance for credit losses is determined based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company has not experienced any significant credit losses. For the years ended March 31, 2025 and 2024, no allowance has been made for any credit losses.

Oil and Gas Properties. The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs are capitalized and amortized on a composite unit of production method based on proved oil and natural gas reserves. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation (“ARO”) when incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas. This includes any sales of properties such as Term Assignments and Assignments, Bill of Sales and Conveyances. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves.

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (“DD&A”) pool). Impairments transferred to the DD&A pool increase the DD&A rate. No costs were excluded for the years ended March 31, 2025 and 2024.

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

Revenue Recognition. Revenues from our royalty and non-operated working interest properties are recorded in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is reported net of post-production costs when such costs are contractually deducted by the operator prior to distribution. Since the revenue checks are generally received two to three months after the production month, the Company accrues for revenue earned but not received by estimating production volumes and product prices. Any identified differences between its revenue estimates and actual revenue received historically have not been significant.

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

Investments. The Company accounts for investments of less than 3% in limited liability companies at cost. The Company has no control of the limited liability companies. The cost of the investment is recorded as an asset on the consolidated balance sheets and when income from the investment is received, it is immediately recognized on the consolidated statements of operations. The Company evaluates investments for an impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Indicators of impairment may include, but are not limited to, sustained declines in market value, investee financial condition and operating performance, industry or economic trends, and other relevant factors.

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

Recently Adopted Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Topic 740 Income Taxes: Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changs to the rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. While the adoption of this ASU will modify the company’s disclosures, it will not have an impact on the Company’s financial position, results of operations, or liquidity.

New Accounting Pronouncements Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03, Topic 220 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of the Income Statement Expenses. The amendments in this update require disclosure in the Company’s annual and interim consolidated financial statements of specified information about certain costs and expenses, including depletion, depreciation and amortization recognized as part of crude oil and natural gas producing activities, and employee compensation. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. While the adoption of this ASU will modify the company’s disclosures, it will not have an impact on the Company’s financial position, results of operations, or liquidity.

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of March 31, 2025, there was $1,500,000 available for borrowing by the Company on the facility.

No principal payments are anticipated to be required through the maturity date of the credit facility, March 28, 2026. Upon closing the second amendment to the Agreement, the Company paid a loan origination fee of $9,000 plus legal and recording expenses totaling $12,950, which are amortized over the life of the credit facility.

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

In addition, the Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the special dividend on April 10, 2023 and the regular annual dividend on April 30, 2024 as discussed in Note 9. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the credit facility as of March 31, 2025. The following table is a summary of activity on the WTNB credit facility for the years ended March 31, 2025 and 2024:

Principal
Balance at April 1, 2023:	$-
Borrowings	275,000
Repayments	(275,000)
Balance at March 31, 2024:	$-
Borrowings	650,000
Repayments	(650,000)
Balance at March 31, 2025:	$-

4. Asset Retirement Obligations

The Company’s asset retirement obligations relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and accrued expenses.

The following table provides a rollforward of the asset retirement obligations for fiscal years ended March 31:

	2025	2024
Carrying amount of asset retirement obligations, beginning of year	$718,808	$730,276
Liabilities incurred	5,231	7,617
Liabilities settled	(35,180)	(48,954)
Accretion expense	29,983	29,869
Revisions	-	-
Carrying amount of asset retirement obligations, end of year	718,842	718,808
Less: Current portion	30,000	30,000
Non-Current asset retirement obligation	$688,842	$688,808

5. Income Taxes

In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, imposes a 15% corporate alternative minimum tax on adjusted financial statement income of certain large corporations (generally, corporations reporting more than $1 billion of average adjusted pre-tax net income on their consolidated financial statements), effective for tax years beginning after December 31, 2022. The IRA 2022 also establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022. The IRA 2022 did not impact the Company’s current year tax provision or the Company’s consolidated financial statements.

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions. With few exceptions, the earliest year open to examination by U.S. federal and state income tax jurisdictions is 2020.

The income tax provision consists of the following for the years ended March 31, 2025 and 2024:

	Year Ended
	March 31
	2025	2024
Current income tax expense:
Federal	$232,035	$189,254
State	63,352	119,629
Total current income tax expense	$295,387	$308,883
Deferred income tax expense (benefit):
Federal	56,614	311,661
State	(47,671)	-
Total deferred income tax expense	$8,943	$311,661
Total income tax expense:	$304,330	$620,544

Income tax for the year ended March 31, 2025 was $304,330. Income tax for the year ended March 31, 2024 was $620,544.

GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Significant components of net deferred tax assets (liabilities) at March 31 are as follows:

	2025	2024
Deferred tax assets:
Percentage depletion carryforwards	$1,283,374	$1,281,990
Deferred stock-based compensation	15,745	15,745
Asset retirement obligation	150,957	150,950
Net operating loss	-	151,193
Other	82,083	35,345
	$1,532,159	$1,635,223
Deferred tax liabilities:
Excess financial accounting bases over tax bases of property and equipment	(1,852,763)	(1,946,884)
Deferred tax liability, net	$(320,604)	$(311,661)
Valuation allowance	-	-
Net deferred tax liabilities	$(320,604)	$(311,661)

As of March 31, 2025, the Company has a statutory depletion carryforward of approximately $6,100,000, which does not expire.

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for years ended March 31 follows:

	2025	2024
Tax expense at federal statutory rate (1)	$423,507	$412,754
Statutory depletion carryforward	(153,438)	152,054
Change in valuation allowance	-	(3,578)
Permanent differences	22,206	46,819
State income expense, net of federal benefit	50,048	94,507
Other	(37,993)	(82,012)
Total income tax	$304,330	$620,544
Effective income tax rate	15.1%	31.6%

(1)	The federal statutory rate was 21% for fiscal years ending March 31, 2025 and 2024.

For the years ended March 31, 2025 and 2024, the Company did not have any uncertain tax positions.

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

In fiscal 2025, Purchaser A accounted for 58% of the total operating revenues and 43% of the total oil and natural gas accounts receivable; Purchaser B accounted for 5% of the total operating revenues and 6% of the total oil and natural gas accounts receivable; and, Purchaser C accounted for 4% of the total operating revenues and 11% of the total oil and natural gas accounts receivable. In fiscal 2024, Purchaser A accounted for 59% of the total operating revenues and 48% of the total oil and natural gas accounts receivable and Purchaser B accounted for 8% of the total operating revenues and 8% of the total oil and natural gas accounts receivable.

7. Oil and Natural Gas Costs

The costs related to the Company’s oil and natural gas activities were incurred as follows for the years ended March 31:

	2025	2024
Property acquisition costs:
Proved	$1,984,243	$1,826,266
Unproved	-	-
Exploration	31,934	153,039
Development	1,417,163	1,363,529
Capitalized asset retirement obligations	5,231	7,617
Total costs incurred for oil and gas properties	$3,438,571	$3,350,451

The Company had the following aggregate capitalized costs relating to its oil and gas property activities at March 31:

	2025	2024
Proved oil and gas properties	$51,611,782	$48,304,585
Unproved oil and gas properties:
subject to amortization	-	-
not subject to amortization	-	-
	$51,611,782	$48,304,585
Less accumulated DD&A	36,517,279	34,066,282
	$15,094,503	$14,238,303

DD&A amounted to $13.74 and $12.81 per BOE of production for the years ended March 31, 2025 and 2024, respectively.

8. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic income per share and diluted income per share for the years ended March 31:

	2025	2024
Net income	$1,712,368	$1,344,952

Shares outstanding:
Weighted avg. common shares outstanding – basic	2,064,147	2,114,360
Effect of the assumed exercise of dilutive stock options	43,628	46,650
Weighted avg. common shares outstanding – dilutive	2,107,775	2,161,010

Income per common share:
Basic	$0.83	$0.64
Diluted	$0.81	$0.62

For the year ended March 31, 2025, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at March 31, 2025. For the year ended March 31, 2024, 93,000 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $13.12 at March 31, 2024.

9. Stockholders’ Equity

In April 2024, the Company’s Board (the “Board”) authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value, $0.50, for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, share of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, establishes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1,000,000 after December 31, 2022.

During the year ended March 31, 2025, the Company repurchased 57,766 shares for the treasury account at an aggregate cost of $703,216, an average price of $12.17 per share per share. During the year ended March 31, 2024, the Company repurchased 50,101 shares for the treasury account at an aggregate cost of $585,035, an average price of $11.68 per share.

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

During the year ended March 31, 2025, there were no stock options granted. During the year ended March 31, 2024, the Compensation Committee of the Board of Directors approved and the Company granted 32,000 stock options.

The plan also provides for the granting of stock awards. No stock awards were granted during fiscal 2025 and 2024.

The Company recognized compensation expense of $205,639 and $229,799 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for fiscal 2025 and 2024, respectively. The total cost related to non-vested awards not yet recognized at March 31, 2025 totals $280,173, which is expected to be recognized over a weighted average of 1.54 years.

The fair value of each stock option is estimated on the date of grant using the Binomial valuation model. Expected volatilities are based on historical volatility of the Company’s stock over the contractual term of 120 months and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No dividend yield was used in the calculation on current options outstanding because at the time of the last issuance of stock options, either no dividend had been declared or the Company had only declared a special one-time dividend. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Binomial model.

Included in the following table is a summary of the grant-date fair value of stock options granted and the related assumptions used in the Binomial models for stock options granted in fiscal 2025 and 2024. All such amounts represent the weighted average amounts for each period.

	For the year ended March 31,
	2025	2024
Grant-date fair value	-	$8.73
Volatility factor	-	56.5%
Dividend yield	-	-
Risk-free interest rate	-	3.44%
Expected term (in years)	-	6.25

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the year ended March 31, 2025, 2,500 unvested stock options were forfeited due to the resignation of an employee. During the year ended March 31, 2024, there were no stock options forfeited or expired.

The following table is a summary of activity of stock options for the years ended March 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2023	139,250	$8.36	7.04	$419,853
Granted	32,000	12.68
Exercised	(5,500)	3.58
Forfeited or Expired	-	-
Outstanding at March 31, 2024	165,750	$9.36	6.62	$103,275
Granted	-	-
Exercised	(12,367)	6.28
Forfeited or Expired	(2,500)	14.83
Outstanding at March 31, 2025	150,883	$9.52	5.98	$-

Vested at March 31, 2025	105,508	$7.69	5.31	$50,431
Exercisable at March 31, 2025	105,508	$7.69	5.31	$50,431

During the year ended March 31, 2025, stock options covering 12,367 shares were exercised with a total intrinsic value of $92,316. The Company received proceeds of $77,641 from these exercises. During the year ended March 31, 2025, stock options covering 5,500 shares were exercised with a total intrinsic value of $37,566. The Company received proceeds of $19,662 from these exercises.

Other information pertaining to option activity was as follows during the year ended March 31:

	2025	2024
Weighted average grant-date fair value of stock options granted (per share)	$-	$8.73
Total fair value of options vested	$205,241	$234,025
Total intrinsic value of options exercised	$92,316	$37,566

The following table summarizes information about options outstanding at March 31, 2025:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
$3.34 – 4.83	25,677	$3.34
4.84 – 5.97	35,000	4.84
5.98 – 8.51	29,706	8.51
8.52 – 18.05	60,500	15.34
$3.34 – 18.05	150,883	$9.52	5.98	$-

Outstanding options at March 31, 2025 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

11. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the years ended March 31, 2025 and 2024 were $31,506 and $23,379, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the year ending March 31, 2025 and 2024 were $11,974 and $15,572, respectively.

12. Commitments and Contingencies

From time to time the Company is a party to litigation or other legal proceedings that the Company considers to be part of the ordinary course of business. The Company is currently not involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity.

13. Leases

The Company leases approximately 4,160 rentable square feet of office space from an unaffiliated third party for the corporate office located in Midland, Texas. This includes 702 square feet of office space shared with and paid by our principal shareholder. In June 2024, the Company agreed to extend its current lease at a flat (unescalated) rate for 36 months. The amended lease now expires on July 31, 2027.

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

The balance sheet classification of lease assets and liabilities was as follows:

March 31, 2025
Assets
Operating lease right-of-use asset, beginning balance	$19,263
Current period amortization	(50,811)
Lease extension	158,073
Total operating lease right-of-use asset	$126,525

Liabilities
Operating lease liability, current	$51,003
Operating lease liability, long term	75,522
Total lease liabilities	$126,525

Future minimum lease payments as of March 31, 2025 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2026	$60,320
Fiscal Year Ended March 31, 2027	60,320
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$140,747
Less: imputed interest	(14,222)
Operating lease liability	126,525
Less: operating lease liability, current	(51,003)
Operating lease liability, long term	$75,522

Net cash paid for our operating lease for the year ended March 31, 2025 and 2024 was $47,653 and $42,668, respectively. Rent expense, less sublease income of $11,974 is included in general and administrative expenses.

14. Acquisitions

During the year ended March 31, 2025, the Company incurred approximately $2,000,000 in acquisition costs to acquire various royalty interests in approximately 840 producing wells located in Adams, Broomfield, and Weld Counties, Colorado; DeSoto Parish, Louisiana; Eddy County, New Mexico; Karnes, Live Oak, Reagan, Reeves, and Upton Counties, Texas; Laramie County, Wyoming; and multiple counties in Nebraska, North and South Dakota, and Montana.

During the year ended March 31, 2024, the Company incurred approximately $1,800,000 in acquisition costs to acquire various royalty interests in approximately 340 producing wells in Crane, Ector, Howard, Midland, Reeves, and Upton Counties, Texas.

15. Oil and Gas Reserve Data (Unaudited)

The estimates of the Company’s proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The estimates as of March 31, 2025 and 2024 were based on evaluations prepared by Russell K. Hall and Associates, Inc. The services provided by Russell K. Hall and Associates, Inc. are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about their evaluations performed, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K. Management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table presents the weighted average first-day-of-the-month prices used for oil and gas reserve preparation, based upon SEC guidelines.

	March 31,
	2025	2024	% Change
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$71.00	$73.96	(4%)
Natural gas per MMBtu	$2.44	$2.45	-

The Company’s total estimated proved reserves at March 31, 2025 were approximately 1.401 MBOE of which 48% was oil and 52% was natural gas.

Changes in Proved Reserves:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of April 1, 2023	727,000	4,949,000
Revision of previous estimates	(86,000)	(463,000)
Purchase of minerals in place	24,000	121,000
Extensions and discoveries	199,000	437,000
Sales of minerals in place	(3,000)	(4,000)
Production	(70,000)	(503,000)
As of March 31, 2024	791,000	4,537,000
Revision of previous estimates	(132,000)	(71,000)
Purchase of minerals in place	40,000	221,000
Extensions and discoveries	60,000	243,000
Sales of minerals in place	-	-
Production	(84,000)	(570,000)
As of March 31, 2025	675,000	4,360,000

Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. Proved undeveloped reserves (“PUD”) are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion within five years of the date of their initial recognition. Moreover, the Company may be required to write down its proved undeveloped reserves if the operators do not drill on the reserves within the required five-year timeframe. Such downward revisions are primarily attributable to reserves written off due to the five-year limitation and the change in the timing of new development. The reserves written off were primarily in Lea County, New Mexico due to a change in the timing of development in wells in which we own a working interest. These interests are held by production and still in place to be developed in the future.

Summary of Proved Developed and Undeveloped Reserves as of March 31, 2025 and 2024:

	Oil (Bbls)	Natural Gas (Mcf)
Proved Developed Reserves:
As of April 1, 2023	486,770	3,971,370
As of March 31, 2024	444,610	3,566,240
As of March 31, 2025	405,840	3,654,900
Proved Undeveloped Reserves:
As of April 1, 2023	240,060	978,010
As of March 31, 2024	346,330	970,880
As of March 31, 2025	269,000	704,810

At March 31, 2025, the Company reported estimated PUDs of 386 MBOE, which accounted for 28% of its total estimated proved oil and gas reserves. This figure primarily consists of a projected 72 new wells (296 MBOE) operated by others, 37 wells are planned to be drilled in fiscal 2026, 12 wells in fiscal 2027 and 23 wells in fiscal 2028. The cost of these projects would be funded, to the extent possible, from existing cash balances, cash flow from operations and bank borrowings. The remainder may be funded through non-core asset sales and/or sales of our common stock.

The following table discloses the Company’s progress toward the conversion of PUDs during fiscal 2025.

Progress of Converting Proved Undeveloped Reserves:

	Oil & Natural Gas (BOE)	Future Development Costs
PUDs, beginning of year	508,141	$5,481,477
Revision of previous estimates	(95,438)	(1,621,802)
Sales of reserves	-	-
Conversions to PD reserves	(84,006)	(645,145)
Additional PUDs added	57,765	797,445
PUDs, end of year	386,462	$4,011,975

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2025 and 2024 along with estimates of the operating costs, production taxes and future development costs necessary to produce such reserves. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s share of proved undeveloped properties through March 31, 2028 are $4,011,975.

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

The current reporting rules require that year end reserve calculations and future cash inflows be based on the 12-month average market prices for sales of oil and gas on the first calendar day of each month during the fiscal year discounted at 10% per year and assuming continuation of existing economic conditions. The average prices used for fiscal 2025 were $73.79 per bbl of oil and $2.14 per mcf of natural gas. The average prices used for fiscal 2024 were $76.88 per bbl of oil and $2.75 per mcf of natural gas.

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

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2025 and 2024 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

	March 31
	2025	2024
Future cash inflows	$59,135,000	$73,290,000
Future production costs and taxes	(18,172,000)	(21,634,000)
Future development costs	(4,137,000)	(5,481,000)
Future income taxes	(4,982,000)	(7,067,000)
Future net cash flows	31,844,000	39,108,000
Annual 10% discount for estimated timing of cash flows	(11,769,000)	(14,480,000)
Standardized measure of discounted future net cash flows	$20,075,000	$24,628,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	March 31
	2025	2024
Sales of oil and gas produced, net of production costs	$(5,511,000)	$(4,936,000)
Net changes in price and production costs	(2,735,000)	(14,394,000)
Changes in previously estimated development costs	(1,111,000)	(77,000)
Revisions of quantity estimates	(5,155,000)	(3,620,000)
Net change due to purchases and sales of minerals in place	1,996,000	1,146,000
Extensions and discoveries, less related costs	1,713,000	7,208,000
Net change in income taxes	1,309,000	2,208,000
Accretion of discount	2,321,000	2,908,000
Changes in timing of estimated cash flows and other	2,620,000	1,370,000
Changes in standardized measure	(4,553,000)	(8,187,000)
Standardized measure, beginning of year	24,628,000	32,815,000
Standardized measure, end of year	$20,075,000	$24,628,000

16. Subsequent Events

On May 13, 2025, the Company announced that its Board declared a regular annual dividend of $0.10 per common share to its shareholders of record at the close of business on June 2, 2025. The regular annual dividend in the amount of $204,600 was paid on June 16, 2025.

In June 2025, the Company expended approximately $116,000 to participate in the drilling of 5 horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Eddy County, New Mexico.

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

37