Form 10-Q
period 2025-06-30
MEXCO ENERGY CORP
filed 2025-08-12
CIK 66418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 12, 2025 was 2,046,000.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2025	2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,546,722	$1,753,955
Accounts receivable:
Oil and natural gas sales	875,992	1,113,588
Trade	48,731	67,951
Prepaid drilling	19,774	24,381
Prepaid costs and expenses	52,805	60,981
Total current assets	3,544,024	3,020,856

Property and equipment, at cost
Oil and gas properties, using the full cost method	51,992,623	51,611,782
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(37,312,801)	(36,637,530)
Property and equipment, net	14,801,748	15,096,178
Investments – cost basis	2,100,000	2,100,000
Operating lease, right-of-use asset	114,200	126,525
Other noncurrent assets	3,224	4,298
Total assets	$20,563,196	$20,347,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$376,381	$307,387
Income tax payable	308,118	192,802
Operating lease liability, current	52,159	51,003
Total current liabilities	736,658	551,192
Long-term liabilities
Operating lease liability, long-term	62,041	75,522
Asset retirement obligations	682,323	688,842
Deferred income tax liabilities	281,918	320,604
Total long-term liabilities	1,026,282	1,084,968
Total liabilities	1,762,940	1,636,160

Commitments and contingencies

Stockholders' equity
Preferred stock - $1.00 par value;10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized;2,239,283 shares issued; and, 2,046,000 shares outstanding as of June 30, 2025 and March 31, 2025, respectively	1,119,641	1,119,641
Additional paid-in capital	8,896,161	8,844,953
Retained earnings	10,663,200	10,625,849
Treasury stock, at cost (193,283 shares)	(1,878,746)	(1,878,746)
Total stockholders' equity	18,800,256	18,711,697
Total liabilities and stockholders’ equity	$20,563,196	$20,347,857

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2025	2024

Operating revenues:
Oil sales	$1,395,937	$1,510,304
Natural gas sales	358,797	177,752
Other	59,442	39,779
Total operating revenues	1,814,176	1,727,835

Operating expenses:
Production	404,770	437,420
Accretion of asset retirement obligations	7,973	7,711
Depreciation, depletion and amortization	675,270	539,697
General and administrative	394,437	367,045
Total operating expenses	1,482,450	1,351,873

Operating income	331,726	375,962

Other income (expense):
Interest income	14,531	22,746
Interest expense	(1,075)	(1,083)
Net other income (expense)	13,456	21,663

Income before provision for income taxes	345,182	397,625

Provision for income taxes	103,231	106,586

Net income	$241,951	$291,039

Income per common share:
Basic:	$0.12	$0.14
Diluted:	$0.12	$0.14

Weighted average common shares outstanding:
Basic:	2,046,000	2,090,786
Diluted:	2,073,309	2,135,421

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2025	$1,119,641	$8,844,953	$10,625,849	$(1,878,746)	$18,711,697
Net income	-	-	241,951	-	241,951
Dividends paid	-	-	(204,600)	-	(204,600)
Stock based compensation	-	51,208	-	-	51,208
Balance at June 30, 2025	$1,119,641	$8,896,161	$10,663,200	$(1,878,746)	$18,800,256

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265
Net income	-	-	291,039	-	291,039
Dividends paid	-	-	(209,000)	-	(209,000)
Issuance of stock through options exercised	6,183	71,458	-	-	77,641
Purchase of stock	-	-	-	(188,637)	(188,637)
Stock based compensation	-	52,439	-	-	52,439
Balance at June 30, 2024	$1,119,641	$8,691,753	$9,204,520	$(1,364,167)	$17,651,747

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2025		2,239,283
Issued		-
Balance at June 30, 2025		2,239,283

Common stock shares, held in treasury:
Balance at April 1, 2025		(193,283)
Acquisitions		-
Balance at June 30, 2025		(193,283)

Common stock shares, outstanding at June 30, 2025		2,046,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$241,951	$291,039
Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income tax (benefit) expense	(38,685)	74,615
Stock-based compensation	51,208	52,439
Depreciation, depletion and amortization	675,270	539,697
Accretion of asset retirement obligations	7,973	7,711
Amortization of debt issuance costs	1,075	1,075
Changes in operating assets and liabilities
Decrease in accounts receivable	256,816	45,041
Decrease in prepaid expenses	8,176	4,747
Decrease (increase) in right-of-use asset	12,325	(143,648)
Increase in accounts payable and accrued expenses	51,461	61,874
Settlement of asset retirement obligations	(7,284)	(11,529)
Increase in income taxes payable	115,316	11,905
(Decrease) increase in operating lease liability	(12,325)	143,648
Net cash provided by operating activities	1,363,277	1,078,614

Cash flows from investing activities:
Additions to oil and gas properties	(372,300)	(517,387)
Investments in limited liability companies at cost	-	(200,000)
Proceeds from sale of oil and gas properties and equipment	6,390	-
Net cash used in investing activities	(365,910)	(717,387)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	77,641
Dividends paid	(204,600)	(209,000)
Acquisition of treasury stock	-	(188,637)
Net cash used in financing activities	(204,600)	(319,996)

Net increase in cash and cash equivalents	792,767	41,231

Cash and cash equivalents at beginning of period	1,753,955	2,473,484

Cash and cash equivalents at end of period	$2,546,722	$2,514,715

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$9
Cash paid for income taxes	$-	$-
Accrued capital expenditures included in accounts payable	$55,949	$4,727

Non-cash investing and financing activities:
Asset retirement obligations	$862	$1,130

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Mexco Energy Corporation (a Colorado corporation) and its wholly owned subsidiaries, Forman Energy Corporation (a New York corporation), Southwest Texas Disposal Corporation (a Texas corporation), and TBO Oil & Gas, LLC (a Texas limited liability company) (collectively, the “Company”) are engaged in the acquisition, exploration, development, and production of crude oil, natural gas, condensate, and natural gas liquids (“NGLs”). Most of the Company’s oil and gas interests are centered in West Texas and Southeastern New Mexico; however, the Company owns producing properties and undeveloped acreage in fourteen states. All of Company’s oil and gas interests are operated by others.

2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Mexco Energy Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions associated with the consolidated operations have been eliminated.

Estimates and Assumptions. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make informed judgments, estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and affect the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are used in determining proved oil and gas reserves. Although management believes its estimates and assumptions are reasonable, actual results may differ materially from those estimates. The estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization, and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect these reported results.

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2025, and the results of its operations and cash flows for the interim periods ended June 30, 2025 and 2024. The consolidated financial statements as of June 30, 2025 and for the three-month periods ended June 30, 2025 and 2024 are unaudited. The consolidated balance sheet as of March 31, 2025 was derived from the audited balance sheet filed in the Company’s 2025 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

Oil and Gas Properties. The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, and development costs are capitalized and amortized on a composite unit of production method based on proved oil and natural gas reserves. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation (“ARO”) when incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas. This includes any sales of properties such as Term Assignments and Assignments, Bill of Sales and Conveyances. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves.

In addition, capitalized costs less accumulated depletion and related deferred income taxes are not allowed to exceed an amount (the full cost ceiling) equal to the sum of: 1) the present value of estimated future net revenues discounted at ten percent computed in compliance with SEC guidelines; 2) plus the cost of properties not being amortized; 3) plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; 4) less income tax effects related to differences between the book and tax basis of the properties.

No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three months ended June 30, 2025 and 2024.

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

The following table provides a rollforward of the AROs for the first three months of fiscal 2026:

Carrying amount of asset retirement obligations as of April 1, 2025	$718,842
Liabilities incurred	862
Liabilities settled	(15,354)
Accretion expense	7,973
Carrying amount of asset retirement obligations as of June 30, 2025	712,323
Less: Current portion	30,000
Non-Current asset retirement obligation	$682,323

4. Long Term Debt

On December 28, 2018, the Company entered into a loan agreement (the “Agreement”) with West Texas National Bank (“WTNB”), which originally provided for a credit facility of $1,000,000 with a maturity date of December 28, 2021. The Agreement has no monthly commitment reduction and a borrowing base to be evaluated annually. On February 28, 2020, the Agreement was amended to increase the credit facility to $2,500,000, extend the maturity date to March 28, 2023, and increase the borrowing base to $1,500,000. On March 28, 2023, the Agreement was amended to extend the maturity date to March 28, 2026.

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2025, there was $1,500,000 available for borrowing by the Company on the facility.

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

The Agreement contains customary covenants for credit facilities of this type, including limitations on change in control, disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00, measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the regular annual dividend on May 13, 2025, as discussed in Note 10. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the credit facility as of June 30, 2025.

5. Stock-based Compensation

The Company recognized compensation expense of $51,208 and $52,439 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for the first quarter of fiscal 2026 and 2025, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2025 totals $228,965, which is expected to be recognized over a weighted average of 1.19 years.

During the three months ended June 30, 2025 and 2024, no stock options were granted.

During the three months ended June 30, 2025, there were no stock options exercised. During the three months ended June 30, 2024, stock options covering 12,367 shares were exercised with a total intrinsic value of $92,316. The Company received proceeds of $77,641 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the three months ended June 30, 2025, there were no stock options forfeited or expired. During the three months ended June 30, 2024, 1,875 unvested stock options were forfeited due to the resignation of an employee.

The following table is a summary of stock options activity for the three months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2025	150,883	$9.52	5.98	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2025	150,883	$9.52	5.73	$-

Vested at June 30, 2025	113,133	$8.03	5.24	$95,235
Exercisable at June 30, 2025	113,133	$8.03	5.24	$95,235

Outstanding options at June 30, 2025 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2025
Assets
Operating lease right-of-use asset, beginning balance	$126,525
Current period amortization	(12,325)
Lease extension	-
Total operating lease right-of-use asset	$114,200

Liabilities
Operating lease liability, current	$52,159
Operating lease liability, long term	62,041
Total lease liabilities	$114,200

Future minimum lease payments as of June 30, 2025 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2026	45,240
Fiscal Year Ended March 31, 2027	60,320
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$125,667
Less: imputed interest	(11,467)
Operating lease liability	114,200
Less: operating lease liability, current	(52,159)
Operating lease liability, long term	$62,041

Net cash paid for our operating lease for the three months ended June 30, 2025 and 2024 was $12,536 and $10,667, respectively. Rent expense, less sublease income of $2,544 and $3,893, respectively, is included in general and administrative expenses.

7. Income Taxes

The income tax provision consists of the following for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30
	2025	2024
Current income tax expense:
Federal	$115,316	$11,905
State	26,600	20,066
Total current income tax expense	141,916	31,971
Deferred income tax (benefit) expense:
Federal	(37,536)	74,615
State	(1,149)	-
Total deferred income tax (benefit) expense	(38,685)	74,615
Total income tax expense:	$103,231	$106,586

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for the three months ended June 30 follows:

	2025	2024
Tax expense at federal statutory rate (1)	$72,488	$83,501
Statutory depletion carryforward	1,566	10,500
Change in valuation allowance	-	-
Permanent differences	9,312	(3,267)
State income expense, net of federal benefit	21,014	15,852
Other	(1,149)	-
Total income tax	103,231	106,586
Effective income tax rate (1)	29.9%	26.8%

(1)	The federal statutory rate was 21% for three months ended June 30, 2025 and 2024.

Total income tax expense from continuing operations for the three months ended June 30, 2025 and 2024 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and the impact of permanent differences between book and taxable income.

On July 4, 2025, the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB is a significant piece of legislation that includes significant changes to federal tax policy, environmental funding, and energy development regulations. Key provisions relevant to the crude oil and natural gas industry include (i) tax policy changes that extend and expand components of the 2017 Tax Cuts and Jobs Act and (ii) the introduction of fee and royalty-related provisions aimed at reducing financial and administrative burdens on domestic energy producers. The Company is currently evaluating the full impact of the OBBB on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows in its condensed consolidated financial statements.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the quarters ended June 30, 2025 and 2024 was $10,770 and $4,038, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending June 30, 2025 and 2024 were $2,544 and $3,893, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three-month periods ended June 30, 2025 and 2024.

	2025	2024
Net income	$241,951	$291,039

Shares outstanding:
Weighted average common shares outstanding – basic	2,046,000	2,090,786
Effect of the assumed exercise of dilutive stock options	27,309	44,635
Weighted average common shares outstanding – dilutive	2,073,309	2,135,421
Income per common share:
Basic	$0.12	$0.14
Diluted	$0.12	$0.14

For the three months ended June 30, 2025, 90,206 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $13.09 at June 30, 2025. For the three months ended June 30, 2024, 61,125 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at June 30, 2024.

10. Stockholders’ Equity

In April 2024, the Board of Directors authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. Repurchases may also be made from time-to-time in connection with the settlement our share-based compensation awards. Repurchases will be funded from cash flow. As of June 30, 2025, the Company’s repurchase program, approved in April 2024, has $296,784 in remaining funds.

During the three months ended June 30, 2025, there were no shares of common stock repurchased for the treasury account. During the three months ended June 30, 2024, the Company repurchased 13,766 shares for the treasury account at an aggregate cost of $188,637, an average price of $13.70 per share.

On May 13, 2025, the Board of Directors declared a regular annual of $0.10 per common share. The Company paid the special dividend of $204,600 on June 16, 2025 to the stockholders of record at the close of business on June 2, 2025. On April 30, 2024, the Board of Directors declared a regular annual dividend of $0.10 per common share. The Company paid the dividend of $209,000 on June 4, 2024 to the stockholders of record at the close of business on May 21, 2024. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

Dividends declared by the Board and stock repurchased during the period are presented in the Company's consolidated statements of changes in stockholders’ equity as dividends paid and purchases of treasury stock, respectively. Dividends paid and stock repurchased during the period are presented as cash used in financing activities in the Company's consolidated statements of cash flows. Stock repurchases are included as treasury stock in the consolidated balance sheets.

11. Subsequent Events

In July 2025, Mexco expended approximately $53,000 to complete two horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico.

In July 2025, the Company funded the final $200,000 toward a $2,000,000 commitment for a 2% equity investment in a limited liability company.

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

Cautionary Statements Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict”, and other similar expressions. Forward-looking statements appear throughout this Form 10-Q with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; our business strategy and other plans; and, objectives for future operations. Forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement.

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

Liquidity and Capital Resources. Historically, we have funded our operations, acquisitions, exploration, and development expenditures from cash generated by operating activities, bank borrowings, sales of non-core properties and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We have pledged our producing oil and gas properties to secure our credit facility. We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

Our long-term strategy is on increasing profit margins while concentrating on obtaining reserves with low-cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalty and working interests and non-operated properties in areas with significant development potential.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing, and financing activities are set forth in the table below:

	For the Three Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$1,363,277	$1,078,614	$284,663
Net cash used in investing activities	$(365,910)	$(717,387)	$(351,477)
Net cash used in financing activities	$(204,600)	$(319,996)	$(115,396)

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables, or other non-energy property asset account balances. Cash flow provided by our operating activities for the three months ended June 30, 2025 was $1,363,277 in comparison to $1,078,614 for the three months ended June 30, 2024. This increase of $284,663 in our cash flow from operating activities consisted of an increase in our non-cash expenses of $21,304; a decrease in our accounts receivable of $211,775; a increase of $92,998 in our payables and accrued expenses; and, a decrease in our net income for the current quarter of $49,088. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of drilling expenses, production expenses and engineering services. Our expenses also consist of employee compensation, accounting, insurance, and other general and administrative expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the three months ended June 30, 2025, we had net cash of $365,910 used for additions to oil and gas properties compared to $517,387 and a $200,000 investment in a limited liability company for the three months ended June 30, 2024.

Cash Flow Used in Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $204,600 for the three months ended June 30, 2025 compared to cash flow used in our financing activities of $319,996 for the three months ended June 30, 2024. During the three months ended June 30, 2025, we expended $204,600 to pay the regular annual dividend. During the three months ended June 30, 2024, we expended $209,000 to pay the regular annual dividend, expended $188,637 to purchase 13,766 shares of our stock for the treasury account, and received proceeds of $77,641 from the exercise of employee stock options.

Accordingly, net cash increased $792,767, leaving cash and cash equivalents on hand of $2,546,722 as of June 30, 2025.

At June 30, 2025, we had working capital of $2,922,683 compared to working capital of $2,469,664 at March 31, 2025, an increase of $453,019 for the reasons set forth below.

Oil and Natural Gas Property Development

New Participations in Fiscal 2026. The Company currently plans to participate in the drilling and completion of 35 horizontal wells at an estimated cost of approximately $1,100,000 for the fiscal year ending March 31, 2026. Thirty-four of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining well is in Reagan County, Texas.

In June 2025, Mexco expended approximately $116,000 to participate in the drilling of five horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is .5%.

In June 2025, Mexco expended approximately $79,000 to drill and complete three horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. Subsequently, in August 2025, these wells were completed with initial average production rates of 741 barrels of oil, 3,276 barrels of water, and 1,110 cubic feet of gas per day, or 926 BOE per day. Mexco’s working interest in these wells is .3%.

In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000, of which $1,800,000 has been funded as of June 30, 2025. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. Subsequently, in July 2025, the Company funded the remaining $200,000 toward this investment. To date, this LLC has returned $303,164 or 15% of the total investment.

Completion of Wells Drilled in Fiscal 2025. The Company also expects to expend approximately $150,000 for the completion of 17 horizontal wells in which the Company participated during fiscal 2025.

The Company expended approximately $85,000 for the completion costs of six horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2025. Mexco’s working interest in these wells is .16%.

Two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico in which the Company participated during fiscal 2025 were completed in June 2025 with initial average production rates of 676 barrels of oil, 1,899 barrels of water, and 729,000 cubic feet of gas per day, or 798 BOE per day. Mexco’s working interest in these wells is approximately .5%.

Subsequently, in July 2025, the Company expended approximately $53,000 for the completion costs of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2025. Mexco’s working interest in these wells is .28%.

Acquisitions. In May 2025, the Company acquired royalty (mineral) interests in 2 wells operated by Chevron USA and located in Pecos County, Texas for a purchase price of $40,000. This acquisition was effective April 1, 2025 and includes acreage for future development.

Other Projects. We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Pricing. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $53.11 per bbl in May 2025 to a high of $79.86 per bbl in July 2024. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $9.86 per MMBtu in January 2025.

On June 30, 2025, the WTI posted price for crude oil was $61.09 and the Henry Hub spot price for natural gas was $3.26 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times prices were negative.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2025:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$125,667	$60,320	$65,347	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,175 less than 1 year and $11,023 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024. For the quarter ended June 30, 2025, net income was $241,951 compared to net income of $291,039 for the quarter ended June 30, 2024. This was primarily the result of an increase in operating revenues and an increase in operating expenses, which is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,754,734 for the quarter ended June 30, 2025, a 4% increase from $1,688,056 for the quarter ended June 30, 2024. This primarily resulted from an increase in oil and gas production and an increase in gas prices partially offset by a decrease in oil prices. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended June 30:

	2025	2024	% Difference
Oil:
Revenue	$1,395,937	$1,510,304	(7.6)%
Volume (bbls)	22,010	18,909	16.4%
Average Price (per bbl)	$63.42	$79.87	(20.6)%

Gas:
Revenue	$358,797	$177,752	101.9%
Volume (mcf)	169,905	136,307	24.6%
Average Price (per mcf)	$2.11	$1.30	62.4%

Other operating revenues. Other revenues increased 49% to 59,442 for the quarter ended June 30, 2025 from $39,779 for the quarter ended June 30, 2024. This resulted from an increase in income from one of our limited liability company investments.

Interest income. Interest income on corporate funds decreased 36% to $14,531 for the quarter ended June 30, 2025 from $22,746 for the quarter ended June 30, 2024. This decrease resulted from a change in our average cash balances due to using the corporate funds for property acquisitions.

Production and exploration. Production costs were $404,770 for the three months ended June 30, 2025, a 7% decrease from $437,420 for the three months ended June 30, 2024. This was primarily due to a decrease in lease operating expenses on wells in which we own a working interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $675,270 for the first quarter of fiscal 2026, an 25% increase from $539,697 for the first quarter of fiscal 2025, primarily due to an increase in oil and gas production volumes and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $394,437 for the three months ended June 30, 2025, an 7% increase from $367,045 for the three months ended June 30, 2024. This was primarily due to an increase in engineering and accounting fees.

Income taxes. Income tax for the three months ended June 30, 2025 was $103,231 compared to $106,586 for the three months ended June 30, 2024. The effective tax rate for state and federal taxes combined for the three months ended June 30, 2025 and 2024 was 30% and 27%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2025, our largest credit risk associated with any single purchaser was $380,192 or 44% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Currently, prices for natural gas have been adversely affected by temporary pipeline capacity constraints primarily in the Permian Basin.

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall political and economic conditions in oil producing and consuming countries.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $53.11 per bbl in May 2025 to a high of $79.86 per bbl in July 2024. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $9.86 per MMBtu in January 2025. On June 30, 2025, the WTI posted price for crude oil was $61.09 and the Henry Hub spot price for natural gas was $3.26 per MMBtu. See Results of Operations above for realized prices.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2025, our oil sales would have changed by $220,100. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2025, our natural gas sales would have increased or decreased by $169,905.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2025	-	-	-	$296,784
May 1-31, 2025	-	-	-	$296,784
June 1-30, 2025	-	-	-	$296,784

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 12, 2025	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 12, 2025	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 18