Form 10-Q
period 2025-09-30
MEXCO ENERGY CORP
filed 2025-11-12
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 12, 2025 was 2,046,000.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,746,692	$1,753,955
Accounts receivable:
Oil and natural gas sales	876,373	1,113,588
Trade	48,731	67,951
Prepaid costs and expenses	50,959	60,981
Prepaid drilling	13,756	24,381
Total current assets	3,736,511	3,020,856
Property and equipment, at cost
Oil and gas properties, using the full cost method	52,270,022	51,611,782
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(37,975,448)	(36,637,530)
Property and equipment, net	14,416,500	15,096,178
Investments – cost basis	2,300,000	2,100,000
Operating lease, right-of-use asset	101,595	126,525
Other noncurrent assets	2,149	4,298
Total assets	$20,556,755	$20,347,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$253,744	$307,387
Income tax payable	147,079	192,802
Operating lease liability, current	53,341	51,003
Total current liabilities	454,164	551,192
Long-term liabilities
Operating lease liability, long-term	48,254	75,522
Asset retirement obligations	689,954	688,842
Deferred income tax liabilities	197,588	320,604
Total long-term liabilities	935,796	1,084,968
Total liabilities	1,389,960	1,636,160

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 shares issued; and, 2,046,000 shares outstanding as of September 30, 2025 and March 31, 2025, respectively	1,119,641	1,119,641
Additional paid-in capital	8,939,194	8,844,953
Retained earnings	10,986,706	10,625,849
Treasury stock, at cost (193,283 shares)	(1,878,746)	(1,878,746)
Total stockholders’ equity	19,166,795	18,711,697
Total liabilities and stockholders’ equity	$20,556,755	$20,347,857

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating revenues:
Oil sales	$1,302,105	$1,521,618	$2,698,042	$3,031,922
Natural gas sales	322,461	174,235	681,258	351,987
Other	110,177	53,374	169,619	93,153
Total operating revenues	1,734,743	1,749,227	3,548,919	3,477,062

Operating expenses:
Production	369,093	413,405	773,863	850,825
Accretion of asset retirement obligations	8,043	7,813	16,016	15,524
Depreciation, depletion, and amortization	662,647	584,288	1,337,917	1,123,985
General and administrative	332,264	334,525	726,701	701,570
Total operating expenses	1,372,047	1,340,031	2,854,497	2,691,904

Operating income	362,696	409,196	694,422	785,158

Other income (expenses):
Interest income	20,126	20,830	34,657	43,576
Interest expense	(1,081)	(1,075)	(2,156)	(2,158)
Net other income (expense)	19,045	19,755	32,501	41,418

Income before provision for income taxes	381,741	428,951	726,923	826,576

Provision for income taxes	58,235	111,753	161,466	218,339

Net income	$323,506	$317,198	$565,457	$608,237

Income per common share:
Basic:	$0.16	$0.15	$0.28	$0.29
Diluted:	$0.16	$0.15	$0.27	$0.29

Weighted average common shares outstanding:
Basic:	2,046,000	2,073,696	2,046,000	2,082,194
Diluted:	2,076,424	2,117,804	2,074,866	2,126,565

Dividends declared per share	$-	$-	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2025	$1,119,641	$8,844,953	$10,625,849	$(1,878,746)	$18,711,697
Net income	-	-	241,951	-	241,951
Dividends paid	-	-	(204,600)	-	(204,600)
Stock-based compensation	-	51,208	-	-	51,208
Balance at June 30, 2025	$1,119,641	$8,896,161	$10,663,200	$(1,878,746)	$18,800,256
Net income	-	-	323,506	-	323,506
Stock-based compensation	-	43,033	-	-	43,033
Balance at September 30, 2025	$1,119,641	$8,939,194	$10,986,706	$(1,878,746)	$19,166,795

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265
Net income	-	-	291,039	-	291,039
Dividends paid			(209,000)		(209,000)
Issuance of stock through options exercised	6,183	71,458	-	-	77,641
Purchase of stock	-	-	-	(188,637)	(188,637)
Stock-based compensation	-	52,439	-	-	52,439
Balance at June 30, 2024	$1,119,641	$8,691,753	$9,204,520	$(1,364,167)	$17,651,747
Net income	-	-	317,198	-	317,198
Purchase of stock	-	-	-	(514,579)	(514,579)
Stock-based compensation	-	51,630	-	-	51,630
Balance at September 30, 2024	$1,119,641	$8,743,383	$9,521,718	$(1,878,746)	$17,505,996

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2025		2,239,283
Issued		-
Balance at September 30, 2025		2,239,283

Common stock shares, held in treasury:
Balance at April 1, 2025		(193,283)
Acquisitions		-
Balance at September 30, 2025		(193,283)

Common stock shares, outstanding at September 30, 2025		2,046,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$565,457	$608,237
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(123,016)	119,661
Stock-based compensation	94,241	104,069
Depreciation, depletion and amortization	1,337,917	1,123,985
Accretion of asset retirement obligations	16,016	15,524
Amortization of debt issuance costs	2,149	2,149
Changes in operating assets and liabilities:
Decrease in accounts receivable	256,435	88,478
Decrease (increase) in right-of-use asset	24,930	(131,099)
Decrease in prepaid expenses	10,022	5,781
(Decrease) increase in accounts payable and accrued expenses	(28,735)	15,199
Settlement of asset retirement obligations	(17,214)	(13,370)
Decrease in income taxes payable	(45,723)	(63,308)
(Increase) decrease in operating lease liability	(24,930)	131,099
Net cash provided by operating activities	2,067,549	2,006,405

Cash flows from investing activities:
Additions to oil and gas properties	(676,601)	(1,667,027)
Investments in limited liability companies at cost	(200,000)	(400,000)
Proceeds from sale of oil and gas properties and equipment	6,389	70
Net cash used in investing activities	(870,212)	(2,066,957)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	77,641
Acquisition of treasury stock	-	(703,216)
Dividends paid	(204,600)	(209,000)
Net cash used in financing activities	(204,600)	(834,575)

Net increase (decrease) in cash and cash equivalents	992,737	(895,127)

Cash and cash equivalents at beginning of period	1,753,955	2,473,484

Cash and cash equivalents at end of period	$2,746,692	$1,578,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$9
Cash paid for income taxes	$277,802	$-
Accrued capital expenditures included in accounts payable	$13,511	$203,000

Non-cash investing and financing activities:
Asset retirement obligations	$1,469	$1,372

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2025, and the results of its operations and cash flows for the interim periods ended September 30, 2025 and 2024. The consolidated financial statements as of September 30, 2025 and for the three and six month periods ended September 30, 2025 and 2024 are unaudited. The consolidated balance sheet as of March 31, 2025 was derived from the audited balance sheet filed in the Company’s 2025 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three and six months ended September 30, 2025 and 2024.

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

The following table provides a rollforward of the AROs for the first six months of fiscal 2026:

Carrying amount of asset retirement obligations as of April 1, 2025	$718,842
Liabilities incurred	1,469
Liabilities settled	(16,373)
Accretion expense	16,016
Carrying amount of asset retirement obligations as of September 30, 2025	719,954
Less: Current portion	30,000
Non-Current asset retirement obligation	$689,954

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2025, there was $1,500,000 available for borrowing by the Company on the facility.

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

The Agreement contains customary covenants for credit facilities of this type including limitations on change in control, disposition of assets, mergers, and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement and requires senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) less than or equal to 4.00 to 1.00 measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the regular annual dividend on May 13, 2025 as discussed in Note 10. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

On September 17, 2025, WTNB reaffirmed the borrowing base at $1,500,000. There was no balance outstanding on the credit facility as of September 30, 2025.

5. Stock-based Compensation

The Company recognized stock-based compensation expense of $43,033 and $51,630 in general and administrative expense in the Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2025 and 2024 was $94,241 and $104,069, respectively. The total cost related to non-vested awards not yet recognized at September 30, 2025 totals $185,931 which is expected to be recognized over a weighted average of 1.32 years.

During the six months ended September 30, 2025 and 2024, no stock options were granted.

The following table is a summary of activity of stock options for the six months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2025	150,883	$9.52	5.98	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2025	150,883	$9.52	5.48	$-

Vested at September 30, 2025	128,133	$8.64	5.15	$66,244
Exercisable at September 30, 2025	128,133	$8.64	5.15	$66,244

During the six months ended September 30, 2025, there were no stock options exercised. During the six months ended September 30, 2024, stock options covering 12,367 shares were exercised with a total intrinsic value of $92,316. The Company received proceeds of $77,641 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards. There were no stock options forfeited or expired during the six months ended September 30, 2025. During the six months ended September 30, 2024, 1,875 unvested stock options and 625 vested stock options were forfeited due to the resignation of an employee.

Outstanding options at September 30, 2025 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2025
Assets
Operating lease right-of-use asset, beginning balance	$126,525
Current period amortization	(24,930)
Lease extension	-
Total operating lease right-of-use asset	$101,595

Liabilities
Operating lease liability, current	$53,341
Operating lease liability, long term	48,254
Total lease liabilities	$101,595

Future minimum lease payments as of September 30, 2025 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2026	30,160
Fiscal Year Ended March 31, 2027	60,320
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$110,587
Less: imputed interest	(8,992)
Operating lease liability	101,595
Less: operating lease liability, current	(53,341)
Operating lease liability, long term	$48,254

Net cash paid for our operating lease for the six months ended September 30, 2025 and 2024 was $25,073 and $22,580, respectively. Rent expense, less sublease income of $5,088 and $6,887, respectively is included in general and administrative expenses.

7. Income Taxes

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

The income tax provision consists of the following for the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30
	2025	2024
Current income tax expense:
Federal	$232,079	$51,692
State	52,403	46,986
Total current income tax expense	284,482	98,678
Deferred income tax (benefit) expense:
Federal	(123,298)	119,661
State	282	-
Total deferred income tax (benefit) expense	(123,016)	119,661
Total income tax expense:	$161,466	$218,339

A reconciliation of the provision for income taxes to income taxes computed using the federal statutory rate for the six months ended September 30 follows:

	2025	2024
Tax expense at federal statutory rate (1)	$152,654	$173,581
Statutory depletion carryforward	(49,319)	-
Change in valuation allowance	-	-
Permanent differences	16,450	7,639
State income expense, net of federal benefit	41,621	37,119
Other	60	-
Total income tax	161,466	218,339
Effective income tax rate	22.2%	26.4%

(1)	The federal statutory rate was 21% for six months ended September 30, 2025 and 2024.

Total income tax expense from continuing operations for the six months ended September 30, 2025 and 2024 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and the impact of permanent differences between book and taxable income.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended September 30, 2025 and 2024 was $12,105 and $1,250, respectively. The total billed to and reimbursed by the stockholder for the six months ended September 30, 2025 and 2024 was $22,875 and $5,288, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending September 30, 2025 and 2024 were $2,544 and $2,994, respectively. Amounts paid by the principal stockholder directly to the lessor for the six months ending September 30, 2025 and 2024 were $5,088 and $6,887, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and six month periods ended September 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$323,506	$317,198	$565,457	$608,237

Shares outstanding:
Weighted avg. shares outstanding – basic	2,046,000	2,073,696	2,046,000	2,082,194
Effect of assumed exercise of dilutive stock options	30,424	44,108	28,866	44,371
Weighted avg. shares outstanding – dilutive	2,076,424	2,117,804	2,074,866	2,126,565
Income per common share:
Basic	$0.16	$0.15	$0.28	$0.29
Diluted	$0.16	$0.15	$0.27	$0.29

For the three and six months ended September 30, 2025, 90,206 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $13.09 at September 30, 2025. For the three months ended September 30, 2024, 61,125 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. For the six months ended September 30, 2024, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at September 30, 2024.

10. Stockholders’ Equity

In April 2024, the Board of Directors (“the Board”) authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. This program does not have an expiration date and may be modified, suspended, or terminated at any time by the Board. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow. As of September 30, 2025, the Company’s repurchase program, approved in April 2024, has $296,784 in remaining funds.

During the six months ended September 30, 2025, there were no shares of common stock repurchased for the treasury account. During the six months ended September 30, 2024, there were 57,766 shares of common stock repurchased for the treasury account at an aggregate cost of $703,216, an average price of $12.17 per share.

On May 13, 2025, the Board of Directors declared a regular annual of $0.10 per common share. The Company paid the regular annual dividend of $204,600 on June 16, 2025 to the stockholders of record at the close of business on June 2, 2025. On April 30, 2024, the Board of Directors declared a regular annual dividend of $0.10 per common share. The Company paid the dividend of $209,000 on June 4, 2024 to the stockholders of record at the close of business on May 21, 2024. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

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

11. Acquisitions

In May 2025, the Company acquired royalty (mineral) interests in 2 producing wells operated by Chevron USA and located in Pecos County, Texas for a purchase price of $40,000. This acquisition was effective April 1, 2025 and includes acreage for future development.

In August 2025, the Company acquired royalty interests in 12 producing wells operated by Diamondback E & P and located in Martin County, Texas for a purchase price of $60,000 and royalty interests in 25 producing wells operated by Chevron USA and located in Weld County, Colorado for a purchase price of $26,000. These acquisitions were effective September 1, 2025.

Subsequently, in October 2025, the Company acquired royalty interests in 3 producing wells operated by Expand Operating and located in Caddo Parish, Louisiana for a purchase price of $31,000; royalty interests in 14 producing wells operated by Diamondback E & P and located in Martin County, Texas for a purchase price of $44,000; royalty interests in 3 producing wells operated by Permian Resources and located in Eddy County, New Mexico for a purchase price of $7,000; and, overriding royalty interest in 4 producing wells operated by Tap Rock Operating and located in Eddy County, New Mexico for a purchase price of $240,000. All of these acquisitions are effective November 1, 2025.

12. Subsequent Events

In October 2025, the Company expended approximately $50,000 to participate with a 2% working interest in the drilling of an exploratory well in the Ellenburger Formation of Ward County, Texas.

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

Liquidity and Capital Resources. Historically, we have funded our operations, acquisitions, exploration, and development expenditures from cash generated by operating activities, bank borrowings, sales of non-core properties, and issuance of common stock. Our primary financial resource is our base of oil and gas reserves. We have pledged our producing oil and gas properties to secure our credit facility. We do not have any delivery commitments to provide a fixed and determinable quantity of our oil and gas under any existing contract or agreement.

Our long-term strategy is on increasing profit margins while concentrating on obtaining reserves with low-cost operations by acquiring and developing oil and gas properties with potential for long-lived production. We focus our efforts on the acquisition of royalty and working interests in non-operated properties in areas with significant development potential.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Six Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$2,067,549	$2,006,405	$61,144
Net cash used in investing activities	$(870,212)	$(2,066,957)	$(1,196,745)
Net cash used in financing activities	$(204,600)	$(834,575)	$(629,975)

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the six months ended September 30, 2025 was $2,067,549 in comparison to $2,006,405 for the six months ended September 30, 2024. This increase of $61,144 in our cash flow operating activities consisted of an decrease in our non-cash expenses of $38,080; an increase in our accounts receivable of $167,957; a decrease of $26,351 in our accounts payable and accrued expenses; and, a decrease in our net income of $42,780. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of drilling expenses, production expenses, and engineering services. Our expenses also consist of employee compensation, accounting, insurance, and other general and administrative expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the six months ended September 30, 2025, we had net cash of $870,212 used for additions to oil and gas properties compared to $2,066,957 for the six months ended September 30, 2024.

Cash Flow Used in Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $204,600 for the six months ended September 30, 2025 compared to $834,575 for the six months ended September 30, 2024. During the six months ended September 30, 2025, we expended $204,600 to pay the regular annual dividend. During the six months ended September 30, 2024, we expended $703,216 to purchase 57,766 shares of stock for the treasury account, $209,000 to pay the special dividend and received $77,641 from the exercise of stock options.

Accordingly, net cash increased $992,737, leaving cash and cash equivalents on hand of $2,746,692 as of September 30, 2025.

At September 30, 2025, we had working capital of $3,282,347 compared to working capital of $2,469,664 at March 31, 2025, an increase of $812,683 for the reasons set forth below.

Oil and Natural Gas Property Development

New Participations in Fiscal 2026. The Company currently plans to participate in the drilling and completion of forty-six horizontal wells and one vertical well at an estimated cost of approximately $1,000,000 for the fiscal year ending March 31, 2026. Forty-five of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining wells are in Reagan and Ward Counties, Texas.

Mexco expended approximately $166,000 to participate in the drilling of five horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. Subsequently, in October 2025, two of these wells were completed with initial average production rates of 1,194 barrels of oil, 2,924 barrels of water, and 1,819,000 cubic feet of gas per day, or 1,497 BOE per day. Mexco’s working interest in these wells is .5%.

Mexco expended approximately $79,000 to drill and complete two horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. In August 2025, these wells were completed with initial average production rates of 741 barrels of oil, 3,276 barrels of water, and 1,110,000 cubic feet of gas per day, or 926 BOE per day. Mexco’s working interest in these wells is .3%.

In September 2025, Mexco expended approximately $70,000 to participate in the drilling of three horizontal wells in the Wolfcamp Sand Formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .52%.

Completion of Wells Drilled in Fiscal 2025. The Company also expects to expend approximately $150,000 for the completion of seventeen horizontal wells in which the Company participated during fiscal 2025.

The Company expended approximately $85,000 for the completion costs of six horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2025. In May 2025, these wells were completed with initial average production rates of 1,375 barrels of oil, 3,499 barrels of water, and 1,934,000 cubic feet of gas per day, or 1,697 BOE per day. Mexco’s working interest in these wells is .16%.

Two horizontal wells in the Penn Shale formation of the Delaware Basin in Lea County, New Mexico in which the Company participated during fiscal 2025 were completed during the first six months of fiscal 2026 with initial average production rates of 805 barrels of oil, 2,142 barrels of water, and 721,000 cubic feet of gas per day, or 925 BOE per day. Mexco’s working interest in these wells is approximately ..5%.

In July 2025, the Company expended approximately $53,000 for the completion costs of two horizontal wells in the Bone Spring Sand formation of the Delaware Basin in Lea County, New Mexico that the Company participated in drilling during fiscal 2025. In September 2025, these wells were completed with initial average production rates of 955 barrels of oil, 1,340 barrels of water, and 608,000 cubic feet of gas per day, or 1,056 BOE per day. Mexco’s working interest in these wells is .28%.

Investments. In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000, which has been fully funded as of September 30, 2025. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. As of September 30, 2025, this LLC has returned $401,801 or 20% of the total investment. Subsequently, in October 2025, the Company expended $200,000 to exercise its option to participate in a voluntary optional cash call increasing the capitalized investment.

Acquisitions. In May 2025, the Company acquired royalty (mineral) interests in 2 wells operated by Chevron USA and located in Pecos County, Texas for a purchase price of $40,000. This acquisition was effective April 1, 2025 and includes acreage for future development.

In August 2025, the Company acquired royalty interests in 12 producing wells operated by Diamondback E & P and located in Martin County, Texas for a purchase price of $60,000 and royalty interests in 25 wells operated by Chevron USA and located in Weld County, Colorado for a purchase price of $26,000. These acquisitions were effective September 1, 2025.

Subsequently, in October 2025, the Company acquired royalty interests in 3 producing wells operated by Expand Operating and located in Caddo Parish, Louisiana for a purchase price of $31,000; royalty interests in 14 producing wells wells operated by Diamondback E & P and located in Martin County, Texas for a purchase price of $44,000; royalty interests in 3 producing wells operated by Permian Resources and located in Eddy County, New Mexico for a purchase price of $7,000; and, overriding royalty interest in 4 producing wells operated by Tap Rock Operating and located in Eddy County, New Mexico for a purchase price of $240,000. All of these acquisitions are effective November 1, 2025.

We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $53.11 per bbl in May 2025 to a high of $76.02 per bbl in January 2025. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $7.15 per MMBtu in February 2025.

On September 30, 2025, the WTI posted price for crude oil was $58.35 and the Henry Hub spot price for natural gas was $3.12 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times prices were negative.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2025:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$110,587	$60,320	$50,267	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,175 less than 1 year and $8,479 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024. There was net income of $323,506 for the quarter ended September 30, 2025 compared to net income of $317,198 for the quarter ended September 30, 2024. This was a result of a decrease in the provision for income taxes partially offset by a decrease in oil and gas revenues and an increase in operating expense that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,624,566 for the second quarter of fiscal 2026, a 4% decrease from $1,695,853 for the same period of fiscal 2025. This resulted from a decrease in oil price partially offset by an increase in gas price and production. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended September 30:

	2025	2024	% Difference
Oil:
Revenue	$1,302,105	$1,521,618	(14.4%)
Volume (bbls)	20,114	20,325	(1.0%)
Average Price (per bbl)	$64.74	$74.86	(13.5%)

Gas:
Revenue	$322,461	$174,235	85.1%
Volume (mcf)	171,058	133,984	27.7%
Average Price (per mcf)	$1.89	$1.30	45.4%

Other operating revenues. Other revenues increased 106% to $110,177 for the quarter ended September 30, 2025 from $53,374 for the quarter ended September 30, 2024. This resulted from an increase in income from our most recent limited liability company investment.

Production and exploration. Production costs were $369,093 for the second quarter of fiscal 2026, an 11% decrease from $413,405 for the same period of fiscal 2025. This was primarily the result of a decrease in lease operating expenses on wells in which we own a working interest and a decrease in production taxes due to the decrease in oil revenue partially offset by the increase in gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $662,647 for the second quarter of fiscal 2026, a 13% increase from $584,288 for the same period of fiscal 2025, primarily due to a a decrease in the full cost pool amortization base, an increase in gas production volumes and a decrease in oil and gas reserves partially offset by a decrease in the full cost amortization base.

General and administrative expenses. General and administrative expenses were $332,264 for the second quarter of fiscal 2026, a 1% decrease from $334,525 for the same period of fiscal 2025. This was primarily due to a decrease in contract services.

Income taxes. Federal income tax for the three months ended September 30, 2025 was $31,001. Federal income tax for the three months ended September 30, 2024 was $84,833. State income tax was $27,234 for the three months ended September 30, 2025, a 1% increase from $26,920 for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 and 2024 was 15% and 26%, respectively.

Results of Operations – Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024. For the six months ended September 30, 2025, there was net income of $565,457 compared to net income of $608,237 for the six months ended September 30, 2024. This was a result of an increase in operating revenues partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $3,379,300 for the six months ended September 30, 2025, a decrease from $3,383,909 for the same period of fiscal 2025. This resulted from a decrease in oil prices partially offset an increase in oil and gas production and an increase in gas prices. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the six months ended September 30:

	2025	2024	% Difference
Oil:
Revenue	$2,698,042	$3,031,922	(11.0%)
Volume (bbls)	42,124	39,234	7.4%
Average Price (per bbl)	$64.05	$77.28	(17.1%)

Gas:
Revenue	$681,258	$351,987	93.5%
Volume (mcf)	340,963	270,291	26.1%
Average Price (per mcf)	$2.00	$1.30	53.7%

Other operating revenues. Other revenues increased 82% to $169,619 for the six months ended September 30, 2025 from $93,153 for the six months ended September 30, 2024. This resulted from an increase in income from our most recent limited liability company investment.

Production and exploration. Production costs were $773,863 for the six months ended September 30, 2025, a 9% decrease from $850,825 for the six months ended September 30, 2024. This was primarily the result of a decrease in lease operating expenses on wells in which we own a working interest and a decrease in production taxes due to the decrease in oil revenue partially offset by the increase in gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $1,337,917 for the six months ended September 30, 2025, a 19% increase from $1,123,985 for the six months ended September 30, 2024, primarily due to an increase in oil and gas production volumes and a decrease in oil and gas reserves partially offset by a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $726,701 for the six months ended September 30, 2025, a 4% increase from $701,570 for the six months ended September 30, 2024. This was primarily due to an increase in accounting fees and engineering services partially offset by a decrease in contract services.

Income taxes. Federal income tax for the six months ended September 30, 2025 was $108,781. Federal income tax for the six months ended September 30, 2024 was $171,353. State income tax was $52,685 for the six months ended September 30, 2025, a 12% increase from $46,986 for the six months ended September 30, 2024 due to the increase in oil and natural gas sales in the states that have state income tax. The effective tax rate for the six months ended September 30, 2025 and 2024 was 22% and 26%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2025, our largest credit risk associated with any single purchaser was $295,461 or 34% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

Factors that can cause price fluctuations include the level of global demand for petroleum products, foreign and domestic supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall political and economic conditions in oil producing and consuming countries.

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $53.11 per bbl in May 2025 to a high of $76.02 per bbl in January 2025. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $7.15 per MMBtu in February 2025. On September 30, 2025, the WTI posted price for crude oil was $58.35 and the Henry Hub spot price for natural gas was $3.12 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times prices were negative.

Declines in oil and natural gas prices will materially adversely affect our financial condition, liquidity, ability to obtain financing, and operating results. Changes in oil and gas prices impact both estimated future net revenue and the estimated quantity of proved reserves. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our credit facility and adversely affect the amount of cash flow available for capital expenditures and our ability to obtain additional capital for our acquisition, exploration and development activities. In addition, a non-cash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. Lower prices may also reduce the amount of crude oil and natural gas that can be produced economically. Thus, we may experience material increases or decreases in reserve quantities solely as a result of price changes and not as a result of drilling or well performance.

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first six months of fiscal 2026, our operating revenues would have increased or decreased by $421,240. If the average gas price had increased or decreased by one dollar per mcf for the first six months of fiscal 2026, our operating revenues would have increased or decreased by $340,963.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the six months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the six months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2025	-	-	-	$296,784
May 1-31, 2025	-	-	-	$296,784
June 1-30, 2025	-	-	-	$296,784
July 1-31, 2025	-	-	-	$296,784
August 1-31, 2025	-	-	-	$296,784
September 1-30, 2025	-	-	-	$296,784

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 12, 2025	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 12, 2025	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 20