Form 10-Q
period 2025-12-31
MEXCO ENERGY CORP
filed 2026-02-10
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of February 10, 2026 was 2,046,000.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,267,640	$1,753,955
Accounts receivable:
Oil and natural gas sales	742,798	1,113,588
Trade	33,161	67,951
Prepaid costs and expenses	26,473	60,981
Prepaid drilling	417,578	24,381
Total current assets	3,487,650	3,020,856
Property and equipment, at cost
Oil and gas properties, using the full cost method	52,969,316	51,611,782
Other	121,926	121,926
Accumulated depreciation, depletion and amortization	(38,639,712)	(36,637,530)
Property and equipment, net	14,451,530	15,096,178
Investments – cost basis	2,527,429	2,100,000
Operating lease, right-of-use asset	88,705	126,525
Other noncurrent assets	1,075	4,298
Total assets	$20,556,389	$20,347,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$184,790	$307,387
Income tax payable	43,320	192,802
Operating lease liability, current	54,550	51,003
Total current liabilities	282,660	551,192
Long-term liabilities
Operating lease liability, long-term	34,155	75,522
Asset retirement obligations	689,133	688,842
Deferred income tax liabilities	293,521	320,604
Total long-term liabilities	1,016,809	1,084,968
Total liabilities	1,299,469	1,636,160

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 shares issued; and, 2,046,000 shares outstanding as of December 31, 2025 and March 31, 2025, respectively	1,119,641	1,119,641
Additional paid-in capital	8,979,074	8,844,953
Retained earnings	11,036,951	10,625,849
Treasury stock, at cost (193,283 shares)	(1,878,746)	(1,878,746)
Total stockholders’ equity	19,256,920	18,711,697
Total liabilities and stockholders’ equity	$20,556,389	$20,347,857

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating revenue:
Oil sales	$1,098,779	$1,563,663	$3,796,821	$4,595,585
Natural gas sales	203,015	264,741	884,273	616,728
Other	82,093	62,861	251,712	156,014
Total operating revenues	1,383,887	1,891,265	4,932,806	5,368,327

Operating expenses:
Production	302,572	460,241	1,076,435	1,311,066
Accretion of asset retirement obligation	8,053	7,705	24,069	23,229
Depreciation, depletion, and amortization	664,265	636,424	2,002,182	1,760,409
General and administrative	317,524	340,514	1,044,225	1,042,084
Total operating expenses	1,292,414	1,444,884	4,146,911	4,136,788

Operating income	91,473	446,381	785,895	1,231,539

Other income (expenses):
Interest income	23,953	7,315	58,610	50,891
Interest expense	(1,075)	(2,868)	(3,231)	(5,026)
Net other income	22,878	4,447	55,379	45,865

Income before provision for income taxes	114,351	450,828	841,274	1,277,404

Provision for (benefit from) for income taxes	64,106	(18,305)	225,572	200,034

Net income	$50,245	$469,133	$615,702	$1,077,370

Income per common share:
Basic:	$0.02	$0.23	$0.30	$0.52
Diluted:	$0.02	$0.22	$0.30	$0.51

Weighted average common shares outstanding:
Basic:	2,046,000	2,046,000	2,046,000	2,070,086
Diluted:	2,081,932	2,091,808	2,077,222	2,114,936

Dividends declared per share	$-	$-	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2025	$1,119,641	$8,844,953	$10,625,849	$(1,878,746)	$18,711,697
Net income	-	-	241,951	-	241,951
Dividends paid	-	-	(204,600)	-	(204,600)
Stock based compensation	-	51,208	-	-	51,208
Balance at June 30, 2025	$1,119,641	$8,896,161	$10,663,200	$(1,878,746)	$18,800,256
Net income	-	-	323,506	-	323,506
Stock based compensation	-	43,033	-	-	43,033
Balance at September 30, 2025	$1,119,641	$8,939,194	$10,986,706	$(1,878,746)	$19,166,795
Net income	-	-	50,245	-	50,245
Stock based compensation	-	39,880	-	-	39,880
Balance at December 31, 2025	$1,119,641	$8,979,074	$11,036,951	$(1,878,746)	$19,256,920

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2024	$1,113,458	$8,567,856	$9,122,481	$(1,175,530)	$17,628,265
Net income	-	-	291,039	-	291,039
Dividends paid	-	-	(209,000)	-	(209,000)
Issuance of stock through options exercised	6,183	71,458	-	-	77,641
Purchase of stock	-	-	-	(188,637)	(188,637)
Stock based compensation	-	52,439	-	-	52,439
Balance at June 30, 2024	$1,119,641	$8,691,753	$9,204,520	$(1,364,167)	$17,651,747
Net income	-	-	317,198	-	317,198
Purchase of stock	-	-	-	(514,579)	(514,579)
Stock based compensation	-	51,630	-	-	51,630
Balance at September 30, 2024	$1,119,641	$8,743,383	$9,521,718	$(1,878,746)	$17,505,996
Net income	-	-	469,133	-	469,133
Stock based compensation	-	51,630	-	-	51,630
Balance at December 31, 2024	$1,119,641	$8,795,013	$9,990,851	$(1,878,746)	$18,026,759

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2025		2,239,283
Issued		-
Balance at December 31, 2025		2,239,283
Common stock shares, held in treasury:
Balance at April 1, 2025		(193,283)
Acquisitions		-
Balance at Dec. 31, 2025		(193,283)
Common stock shares, outstanding at December 31, 2025		2,046,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31,

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$615,702	$1,077,370
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(27,083)	(155,686)
Stock-based compensation	134,121	155,699
Depreciation, depletion and amortization	2,002,182	1,760,409
Accretion of asset retirement obligations	24,069	23,229
Amortization of debt issuance costs	3,224	3,224
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	405,580	(75,618)
Decrease (increase) in right-of-use asset	37,820	(119,314)
Decrease in prepaid expenses	34,508	30,143
(Decrease) increase in accounts payable and accrued expenses	(88,120)	15,651
Settlement of asset retirement obligations	(23,869)	(16,088)
(Decrease) increase in income taxes payable	(149,482)	122,782
(Decrease) increase in operating lease liability	(37,820)	119,314
Net cash provided by operating activities	2,930,832	2,941,115

Cash flows from investing activities:
Additions to oil and gas properties	(1,791,507)	(3,072,589)
Investment in limited liability companies at cost	(427,429)	(800,000)
Proceeds from sale of oil and gas properties and equipment	6,389	202,570
Net cash used in investing activities	(2,212,547)	(3,670,019)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	77,641
Proceeds from long-term debt	-	650,000
Reduction of long-term debt	-	(650,000)
Dividends paid	(204,600)	(209,000)
Acquisition of treasury stock	-	(703,216)
Net cash used in financing activities	(204,600)	(834,575)

Net increase (decrease) in cash and cash equivalents	513,685	(1,563,479)

Cash and cash equivalents at beginning of period	1,753,955	2,473,484

Cash and cash equivalents at end of period	$2,267,640	$910,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$1,802
Cash paid for income taxes	$362,802	$200,683
Accrued capital expenditures included in accounts payable	$3,939	$4,991

Non-cash investing and financing activities:
Asset retirement obligations	$4,562	$3,631

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2025, and the results of its operations and cash flows for the interim periods ended December 31, 2025 and 2024. The consolidated financial statements as of December 31, 2025 and for the three and nine month periods ended December 31, 2025 and 2024 are unaudited. The consolidated balance sheet as of March 31, 2025 was derived from the audited balance sheet filed in the Company’s 2025 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three and nine months ended December 31, 2025 and 2024.

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

The following table provides a rollforward of the AROs for the first nine months of fiscal 2026:

Carrying amount of asset retirement obligations as of April 1, 2025	$718,842
Liabilities incurred	4,562
Liabilities settled	(28,340)
Accretion expense	24,069
Carrying amount of asset retirement obligations as of December 31, 2025	719,133
Less: Current portion	30,000
Non-Current asset retirement obligation	$689,133

4. Stock-based Compensation

The Company recognized stock-based compensation expense of $39,880 and $51,630 in general and administrative expense in the Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024, respectively. Stock-based compensation expense recognized for the nine months ended December 31, 2025 and 2024 was $134,121 and $155,699, respectively. The total cost related to non-vested awards not yet recognized at December 31, 2025 totals $146,052 which is expected to be recognized over a weighted average of 1.07 years.

During the nine months ended December 31, 2025 and 2024, no stock options were granted.

The following table is a summary of activity of stock options for the nine months ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2025	150,883	$9.52	5.23	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2025	150,883	$9.52	5.23	$59,051

Vested at December 31, 2025	128,133	$8.64	4.90	$162,344
Exercisable at December 31, 2025	128,133	$8.64	4.90	$162,344

During the nine months ended December 31, 2025, there were no stock options exercised. During the nine months ended December 31, 2024, stock options covering 12,367 shares were exercised with a total intrinsic value of $92,316. The Company received proceeds of $77,641 from these exercises.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards. There were no stock options forfeited or expired during the nine months ended December 31, 2025. During the nine months ended December 31, 2024, 1,875 unvested stock options and 625 vested stock options were forfeited due to the resignation of an employee.

Outstanding options at December 31, 2025 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of December 31, 2025, there was $1,500,000 available for borrowing by the Company on the facility.

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

On September 17, 2025, WTNB reaffirmed the borrowing base at $1,500,000. There was no balance outstanding on the credit facilty as of December 31, 2025.

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

The balance sheets classification of lease assets and liabilities was as follows:

December 31, 2025
Assets
Operating lease right-of-use asset, beginning balance	$101,595
Current period amortization	(12,890)
Lease extension	-
Total operating lease right-of-use asset	$88,705

Liabilities
Operating lease liability, current	$54,550
Operating lease liability, long term	34,155
Total lease liabilities	$88,705

Future minimum lease payments as of December 31, 2025 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2026	$15,080
Fiscal Year Ended March 31, 2027	60,320
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$95,507
Less: imputed interest	(6,802)
Operating lease liability	88,705
Less: operating lease liability, current	(54,550)
Operating lease liability, long term	$34,155

Net cash paid for our operating lease for the nine months ended December 31, 2025 and 2024 was $37,609 and $35,116, respectively. Rent expense, less sublease income of $7,631 and $9,430, respectively, is included in general and administrative expenses.

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

The income tax provision consists of the following for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended
	December 31
	2025	2024
Current income tax expense:
Federal	$213,320	$322,708
State	39,335	33,012
Total current income tax expense	252,655	355,720
Deferred income tax benefit:
Federal	(22,294)	(94,746)
State	(4,789)	(60,940)
Total deferred income tax benefit	(27,083)	(155,686)
Total income tax expense:	$225,572	$200,034

The following table summarizes our income tax expense and effective income tax rate for the nine months ended December 31 follows:

	2025	2024
Tax expense at federal statutory rate (1)	$176,668	$268,255
Statutory depletion carryforward	-	-
Change in valuation allowance	-	-
Permanent differences	22,619	19,833
State income expense (benefit), net of federal benefit	27,291	(22,063)
Other	(1,006)	(65,991)
Total income tax	225,572	200,034
Effective income tax rate	26.8%	15.7%

(1)	The federal statutory rate was 21% for nine months ended December 31, 2025 and 2024.

Total income tax expense from continuing operations for the nine months ended December 31, 2025 and 2024 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to state income taxes net of federal benefit and the impact of permanent differences between book and taxable income.

8. Related Party Transactions

Related party transactions for the Company primarily relate to shared office expenditures in addition to administrative and operating expenses paid on behalf of the principal stockholder. The total billed to and reimbursed by the stockholder for the three months ended December 31, 2025 and 2024 was $14,366 and $16,174, respectively. The total billed to and reimbursed by the stockholder for the nine months ended December 31, 2025 and 2024 was $37,241 and $21,462, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ending December 31, 2025 and 2024 were $2,544. Amounts paid by the principal stockholder directly to the lessor for the nine months ending December 31, 2025 and 2024 were $7,631 and $9,430, respectively.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and nine month periods ended December 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2025	2024	2025	2024
Net income	$50,245	$469,133	$615,702	$1,077,370

Shares outstanding:
Weighted avg. shares outstanding – basic	2,046,000	2,046,000	2,046,000	2,070,086
Effect of assumed exercise of dilutive stock options	35,932	45,808	31,222	44,850
Weighted avg. shares outstanding – dilutive	2,081,932	2,091,808	2,077,222	2,114,936

Income per common share:
Basic	$0.02	$0.23	$0.30	$0.52
Diluted	$0.02	$0.22	$0.30	$0.51

For the three and nine months ended December 31, 2025, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at December 31, 2025. For the three and nine months ended December 31, 2024, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at December 31, 2024.

10. Stockholders’ Equity

In April 2024, the Board of Directors (“the Board”) authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. This program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow. As of December 31, 2025, the Company’s repurchase program approved in April 2024, had $296,784 in remaining funds.

During the nine months ended December 31, 2025, there were no shares of common stock repurchased for the treasury account. During the nine months ended December 31, 2024, the Company repurchased 57,766 shares for the treasury at an aggregate cost of $703,216, an average price of $12.17 per share.

On May 13, 2025, the Board declared a regular annual dividend of $0.10 per common share. The Company paid the regular annual dividend of $204,600 on June 16, 2025 to the stockholders of record at the close of business on June 2, 2025. On April 30, 2024, the Board of Directors declared a regular annual dividend of $0.10 per common share. The Company paid the dividend of $209,000 on June 4, 2024 to the stockholders of record at the close of business on May 21, 2024. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

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

11. Acquisitions

During the nine months ended December 31, 2025, the Company incurred approximately $626,000 in acquisition costs to acquire various royalty interests in 92 producing wells in Weld County, Colorado; Caddo Parish, Louisiana; Eddy County, New Mexico; and, Howard, Martin, and Pecos Counties, Texas.

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

Subsequently, in January 2026, the Company acquired royalty interests in 3 producing wells located in Karnes County, Texas for a purchase price of $27,800. This acquisition is effective January 1, 2026.

12. Subsequent Events

In January 2026, the Company initiated the process of establishing a defined contribution retirement plan for eligible employees. The plan is not expected to have a material impact on the Company’s financial statements.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Nine Months Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$2,930,832	$2,941,115	$(10,283)
Net cash used in investing activities	$(2,212,547)	$(3,670,019)	$(1,457,472)
Net cash used in financing activities	$(204,600)	$(834,575)	$(629,975)

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow provided by our operating activities for the nine months ended December 31, 2025 was $2,930,832 in comparison to $2,941,115 for the nine months ended December 31, 2024. This decrease of $10,283 in our cash flow operating activities consisted of an increase in our non-cash expenses, an increase in our accounts receivable of $481,198; a decrease of $376,035 of our accounts payable and accrued expenses and income tax payable; and, a decrease in our net income for the current nine months of $461,668. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the nine months ended December 31, 2025, we had net cash of $2,212,547 used for additions to oil and gas properties and our investment in the limited liability company compared to $3,670,019 for the nine months ended December 31, 2024.

Cash Flow Provided by Financing Activities. Cash flow from financing activities is derived from our changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $204,600 for the nine months ended December 31, 2025 compared to cash flow used in our financing activities of $834,575 for the nine months ended December 31, 2024. During the nine months ended December 31, 2025, we expended $204,600 to pay the regular annual dividend. During the nine months ended December 31, 2024, we expended $209,000 to pay the regular annual dividend and $703,216 to purchase 57,766 shares of our stock for the treasury account and received $77,641 from the exercise of stock options.

Accordingly, net cash increased $513,685, leaving cash and cash equivalents on hand of $2,267,640 as of December 31, 2025.

At December 31, 2025, we had working capital of $3,186,231 compared to working capital of $2,469,664 at March 31, 2025, an increase of $716,567 for the reasons set forth below.

Oil and Natural Gas Property Development

New Participations in Fiscal 2026. The Company currently plans to participate in the drilling and completion of fifty horizontal wells and one vertical well at an estimated cost of approximately $1,700,000 for the fiscal year ending March 31, 2026. Forty-five of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining wells are in Glasscock, Midland, and Ward Counties, Texas.

Mexco expended approximately $166,000 to participate in the drilling and completion of five horizontal wells in the Bone Spring formation of the Delaware Basin in Eddy County, New Mexico. In November 2025, two of these wells were completed with initial average production rates of 1,194 barrels of oil, 2,924 barrels of water, and 1,819,000 cubic feet of gas per day, or 1,497 BOE per day. Mexco’s working interest in these wells is .5%. Subsequently, in February 2026, the Company expended approximately $64,000 to complete the remaining three wells.

Mexco expended approximately $79,000 to drill and complete two horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. In August 2025, these wells were completed with initial average production rates of 741 barrels of oil, 3,276 barrels of water, and 1,110,000 cubic feet of gas per day, or 926 BOE per day. Mexco’s working interest in these wells is .3%.

Mexco expended approximately $155,000 to participate in the drilling and completion of three horizontal wells in the Wolfcamp Sand Formation of the Delaware Basin in Lea County, New Mexico. In December 2025, these wells were completed with initial average production rates of 827 barrels of oil, 3,483 barrels of water, and 2,354,000 cubic feet of gas per day, or 1,219 BOE per day. Mexco’s working interest in these wells is .52%.

Mexco expended approximately $65,000 to participate in an exploratory vertical well in the Ellenburger formation of Ward County, Texas. In November, this well was determined to be noncommercial.

In December 2025, Mexco expended approximately $404,000 to participate in the drilling and completion of two horizontal development wells in the Wolfcamp XY formation of the Delaware Basin in Eddy County, New Mexico. Mexco’s working interest in these wells is 2.1%.

In December 2025, Mexco expended approximately $46,000 to participate in the drilling and completion of six horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico. Mexco’s working interest in these wells is .05%.

Completion of Wells Drilled in Fiscal 2025. The Company expended approximately $150,000 for the completion of seventeen horizontal wells in which the Company participated during fiscal 2025. These wells, located in Delaware Basin of Lea County, New Mexico, have been completed and turned to production.

Investments. In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000, which was fully funded as of July 2025. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus areas in the state of Ohio. In October 2025, the Company expended $200,000 to exercise its option to participate in a voluntary optional cash call to increase its capitalized investment. And in December 2025, expended an additional $27,429 to exercise its option to acquire its share of the non-consent interests from the October cash call. As of December 31, 2025, this LLC has returned $476,635 or 21% of the total investment.

Acquisitions. In May 2025, the Company acquired royalty (mineral) interests in 2 wells operated by Chevron Corporation and located in Pecos County, Texas for a purchase price of $40,000. This acquisition was effective April 1, 2025 and includes acreage for future development.

In August 2025, the Company acquired royalty interests in 12 producing wells operated by Diamondback Energy, Inc. and located in Martin County, Texas for a purchase price of $60,300 and royalty interests in 25 wells operated by Chevron Corporation and located in Weld County, Colorado for a purchase price of $26,300. These acquisitions were effective September 1, 2025.

In October 2025, the Company acquired royalty interests in 3 producing wells operated by Expand Energy Corporation and located in Caddo Parish, Louisiana for a purchase price of $31,300; royalty interests in 14 producing wells operated by Diamondback Energy, Inc. and located in Martin County, Texas for a purchase price of $44,300; royalty interests in 3 producing wells operated by Permian Resources Corporation and located in Eddy County, New Mexico for a purchase price of $6,800; and, overriding royalty interest in 4 producing wells operated by Tap Rock Resources and located in Eddy County, New Mexico for a purchase price of $240,300. These acquisitions were effective November 1, 2025.

In December 2025, the Company acquired royalty interests in 14 producing wells operated by Anadarko Petroleum Corporation and located in Weld County, Colorado for a purchase price of $35,300; royalty interests in approximately 4 producing wells operated by SM Energy Company and located in Howard County, Texas for a purchase price of $100,600; royalty interests in 11 producing wells operated by Ovintiv Inc. and located in Martin County, Texas for a purchase price of $18,300. These acquisitions were effective December 1, 2025.

Also in December 2025, the Company acquired additional royalty interests in the 3 producing wells operated by Expand Energy Corporation and located in Caddo Parish, Louisiana for a purchase price of $22,300 and effective January 1, 2026.

Subsequently, in January 2026, the Company royalty interests in 3 producing wells operated by ConocoPhillips and located in Karnes County, Texas for a purchase price of $27,800. This acquisition is effective January 1, 2026.

Other Projects. We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Pricing. Crude oil and natural gas prices generally remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $51.25 per bbl in December 2025 to a high of $76.02 per bbl in January 2025. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.65 per MMBtu in June and October 2025 to a high of $9.86 per MMBtu in January 2025.

On December 31, 2025, the WTI posted price for crude oil was $53.40 and the Henry Hub spot price for natural gas was $4.00 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area has contributed to a wider difference between the WaHa Hub and the Henry Hub and at times prices were negative. These conditions adversely impacted realized prices during certain periods and contributed to variability in operating results.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of December 31, 2025:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$95,507	$60,320	$35,187	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,175 less than 1 year and $5,935 1-3 years for his portion of the shared office space.

Results of Operations – Three Months Ended December 31, 2025 and 2024. For the quarter ended December 31, 2025, there was net income of $50,245 compared to $469,133 for the quarter ended December 31, 2024 as a result of a decrease in operating revenues and an increase in income taxes partially offset by a decrease in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,301,794 for the third quarter of fiscal 2026, a 29% decrease from $1,828,404 for the same period of fiscal 2025. This resulted from a decrease in oil production volumes and a decrease in oil and natural gas prices partially offset by an increase in natural gas production volumes. Natural gas prices have been negatively impacted by limited pipeline capacity in the Permian Basin.

	2025	2024	% Difference
Oil:
Revenue	$1,098,779	$1,563,663	(29.7%)
Volume (bbls)	18,753	22,451	(16.5%)
Average Price (per bbl)	$58.59	$69.65	(15.9%)

Gas:
Revenue	$203,015	$264,741	(23.3%)
Volume (mcf)	160,867	149,945	7.3%
Average Price (per mcf)	$1.26	$1.77	(28.8%)

Other operating revenues. Other revenues increased to $82,093 for the three months ended December 31, 2025, from $62,861 for the three months ended December 31, 2024. This increase resulted from an increase in income from our most recent limited liability company investment.

Interest income. Interest income on corporate funds increased to $23,953 for the three months ended December 31, 2025, from $7,315 for the three months ended December 31, 2024. This increase resulted from an increase in our investment fund balances.

Production and exploration. Production costs were $302,572 for the third quarter of fiscal 2026, a 34% decrease from $460,241 for the same period of fiscal 2025. This was primarily the result of a decrease in lease operating expenses on wells in which we own a working interest and a decrease in production taxes due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $664,265 for the third quarter of fiscal 2026, a 4% increase from $636,424 for the same period of fiscal 2025, primarily due to a decrease in oil and gas reserves and an increase in gas production partially offset by a decrease in oil production and a decrease in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $317,524 for the third quarter of fiscal 2026, a 7% decrease from $340,514 for the same period of fiscal 2025. This was primarily due to a decrease in contract services.

Income taxes. Income tax expense for the three months ended December 31, 2025 was $64,106 compared an income tax benefit of $18,305 for the three months ended December 31, 2024. The effective tax rate for state and federal taxes combined for the three months ended December 31, 2025 and 2024 was 56% and (4%), respectively. The effective tax rate for the three months ended December 31, 2025 reflects the timing of estimated income tax accruals and other tax items recognized during the quarter. See Note 7 – Income Taxes to the Notes to Consolidated Financial Statements for additional information.

Results of Operations – Nine Months Ended December 31, 2025 and 2024. For the nine months ended December 31, 2025, there was a net income of $615,702 compared to net income of $1,077,370 for the nine months ended December 31, 2024. This was primarily a result of a decrease in operating revenues that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $4,681,094 for the nine months ended December 31, 2025, a 10% decrease from $5,212,313 for the same period of fiscal 2025. This resulted from a decrease in oil price and production volume partially offset by an increase in natural gas price and production volume. The following table sets forth our oil and natural gas revenue, production quantities, and average prices received during the nine months ended December 31:

	2025	2024	% Difference
Oil:
Revenue	$3,796,821	$4,595,585	(17.4%)
Volume (bbls)	60,877	61,685	(1.3%)
Average Price (per bbl)	$62.37	$74.50	(16.3%)

Gas:
Revenue	$884,273	$616,728	43.4%
Volume (mcf)	501,830	420,236	19.4%
Average Price (per mcf)	$1.76	$1.47	19.9%

Other operating revenues. Other revenues increased 61% to $251,712 for the nine months ended December 31, 2025, from $156,014 for the nine months ended December 31, 2024. This increase resulted from an increase in income from our most recent limited liability company investment.

Interest income. Interest income on corporate funds increased to $58,610 for the nine months ended December 31, 2025, from $50,891 for the nine months ended December 31, 2024. This increase resulted from an increase in our investment fund balances.

Production and exploration. Production costs were $1,076,435 for the nine months ended December 31, 2025, an 18% decrease from $1,311,066 for the nine months ended December 31, 2024. This was primarily the result of a decrease in lease operating expenses on wells in which we own a working interest and a decrease in production taxes due to the decrease in oil revenue partially offset by the increase gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $2,002,182 for the nine months ended December 31, 2025, a 14% increase from $1,760,409 for the nine months ended December 31, 2024, primarily due to a decrease in oil and gas reserves and an increase in gas production partially offset by a decrease in oil production and a decrease in the full cost amortization base.

General and administrative expenses. General and administrative expenses were $1,044,225 for the nine months ended December 31, 2025, a .2% increase from $1,042,084 for the nine months ended December 31, 2024. This was primarily due to an increase in accounting and engineering services, insurance and salaries partially offset by a decrease in contract services and stock option compensation.

Income taxes. Income tax expense for the nine months ended December 31, 2025 was $225,572 compared to $200,034 for the nine months ended December 31, 2024. The effective tax rate for the nine months ended December 31, 2025 and 2024 was 27% and 16%, respectively. See Note 7 – Income Taxes to the Notes to Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary sources of market risk for us include fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk is related to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At December 31, 2025, our largest credit risk associated with any single purchaser was $288,468 or 40% of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $51.25 per bbl in December 2025 to a high of $76.02 per bbl in January 2025. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.65 per MMBtu in June and October 2025 to a high of $9.86 per MMBtu in January 2025. On December 31, 2025, the WTI posted price for crude oil was $53.40 and the Henry Hub spot price for natural gas was $4.00. See Results of Operations above for the Company’s realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area had contributed to a wider difference between WaHa Hub and the Henry Hub and at times prices were negative. These conditions adversely impacted realized prices during certain periods and contributed to variability in operating results.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the first nine months of fiscal 2026, our operating revenues would have increased or decreased $608,770. If the average gas price had increased or decreased by one dollar per mcf for the first nine months of fiscal 2026, our operating revenues would have increased or decreased $501,830.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the nine months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2025	-	-	-	$296,784
May 1-31, 2025	-	-	-	$296,784
June 1-30, 2025	-	-	-	$296,784
July 1-31, 2025	-	-	-	$296,784
August 1-31, 2025	-	-	-	$296,784
September 1-30, 2025	-	-	-	$296,784
October 1-31, 2025	-	-	-	$296,784
November 1-30, 2025	-	-	-	$296,784
December 1-31, 2025	-	-	-	$296,784

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: February 10, 2026	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: February 10, 2026	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

