Form 10-K/A
period 2026-03-31
MEXCO ENERGY CORP
filed 2026-07-30
CIK 66418

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

There were 2,046,000 shares of the registrant’s common stock outstanding as of July 29, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amended Report”) amends the Annual Report on Form 10-K for Mexco Energy Corporation (the “Company”) for the year ended March 31, 2026, originally filed on June 29, 2026 (the “Original Report”). We are filing this Amended Report for the sole purpose of filing the information required by Part III of Form 10-K. We previously omitted this information from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. Due to an administrative error, our definitive proxy statement containing such information was not filed within 120 days after the end of our fiscal year, and we are therefore filing this Amended Report to include the Part III information directly.

The reference on the cover page of the Original Report to such incorporation by reference has been deleted, and this Amended Report amends and restates in their entirety the cover page and Part III of the Original Report.

Capitalized terms not otherwise defined in Part III of this Amended Report shall have the same meanings assigned to those terms in Parts I and II of the Original Report.

Pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”), Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and of our principal financial officer are attached to this Amended Report as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this Amended Report and this Amended Report does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Amended Report. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amended Report.

The remainder of the Original Report remains the same as previously reported in the Original Report, and there are no other changes to the Company’s financial statements or disclosures and there are no changes to the Company’s reported results. This Amended Report does not reflect any subsequent events occurring after the filing date of the Original Report and does not modify or update in any way the disclosures made in the Original Report except as described above. Accordingly, this Amended Report should be read in conjunction with the Original Report and with our filings with the SEC after the Original Report.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MEXCO ENERGY CORPORATION BOARD OF DIRECTORS

The Board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company. The Board is elected by the stockholders to oversee their interests in the long-term health and the overall success of the Company’s business and its financial strength. The Board serves as the ultimate decision-making body of the Company, except for those matters reserved to or shared with the stockholders. The Board selects and oversees the members of senior management, who are charged by the Board with conducting the business of the Company. Members of the Board stay informed of the Company’s business by participating in Board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

The Board currently consists of one person who is an employee of the Company and five persons who are not employees of the Company (four of whom are outside directors). The Board has determined that each of the four outside directors, namely Messrs. Banschbach, Clayton, Decker, and Schroeder are independent in accordance with NYSE American rules and under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Set forth below are the names, ages, and positions of Mexco’s directors as of July 20, 2026.

Name	Age	Position
Michael J. Banschbach	67	Director
Kenneth L. Clayton	82	Director
Thomas R. Craddick	82	Director
Thomas H. Decker	85	Director
Christopher M. Schroeder	61	Director
Nicholas C. Taylor	88	Chairman of the Board of Directors and CEO

Set forth below are descriptions of the principal occupations during at least the past five years of the Company’s current directors.

MICHAEL J. BANSCHBACH was appointed to the Board of Directors of the Company in July 2014. Mr. Banschbach graduated from the Colorado School of Mines in 1980 with a BS degree in Chemical Engineering. Thereafter, Mr. Banschbach served with Atlantic Richfield (ARCO) for twenty years, primarily in the gas processing midstream sector, as both an engineer and a commercial representative. From 2001 until the present time, he has represented numerous independent oil and gas producing companies in negotiations with midstream companies for the connection of newly drilled wells and for the sale of their oil and gas production. He has conducted seminars describing the movement of gas from the wellhead to the burner tip and the various financial transactions that take place along the way. He also serves with various charitable organizations.

KENNETH L. CLAYTON was appointed to the Board of Directors of the Company in September 2011. Mr. Clayton graduated from Austin College with a Bachelor of Arts degree in Economics and from the University of Texas at Austin School of Law with a Doctor of Jurisprudence degree. Mr. Clayton also attended the Graduate School of Business at the University of Texas at Austin. Mr. Clayton is a member of the State Bar of Texas and the Houston Bar Association, and practices law in the areas of estate planning and probate. Mr. Clayton also serves as President of Fiduciary Resources Company, a company he founded in 1984 to provide business management services to individual executors of decedents’ estates and trustees of testamentary trusts. From 1970 through 1984, Mr. Clayton served as Senior Vice-President and manager of the trust division of the Capital National Bank in Houston, Texas.

THOMAS R. CRADDICK was elected to the Board of Directors of the Company in March 1998. Since 1968 to the present, Mr. Craddick has served as a Representative of the Texas House of Representatives. He served as Speaker of the House for six years, and throughout his tenure of 29 sessions of the Legislature, Representative Craddick has served on various committees and conferences. Mr. Craddick is the owner of Craddick Properties and owner and President of Craddick, Inc., both of which invest in oil and gas properties and real estate.

THOMAS H. DECKER was elected to the Board of Directors of the Company in September 2019. Mr. Decker graduated from the University of Oklahoma and served with Morgan Stanley from 2000 to 2019 as a Senior Vice President in financial advisory services. He served as a Senior Vice President of Tucker Anthony, Inc. from 1980-1992, as a Senior Vice President of Blyth Eastman Dillon, in financial advisory services from 1978 to 1980, and in various positions up to a Senior Vice President at White, Weld, Inc. from 1971 to 1978 in investment banking and advisory services. From 1973 to the present, he has served in a number of capacities with various charitable organizations. Also, Mr. Decker was a founder in 1998 of Painter Hill Venture Capital and, from 1993 to 1998, as director of Shared Technologies, Inc.

CHRISTOPHER M. SCHROEDER was appointed to the Board of Directors of the Company in October 2014. Mr. Schroeder graduated from the Harvard Business School with a Masters of Business Administration degree with honors. From 1988 to 1992, he served as a special assistant on the staff of Secretary of State James Baker III. In 1996, Mr. Schroeder joined The Washington Post Company and served in a variety of positions during his four-year tenure with the company, including Treasurer and Vice President of Business Development. From 1999 to 2000, Mr. Schroeder was CEO of Legi-Slate, Inc., a business-to-business internet technology firm with The Washington Post Company as its lead shareholder. From 2000 to 2005, he was the CEO and Publisher of Washingtonpost.Newsweek Interactive. In 2006, Mr. Schroeder co-founded and was CEO of HealthCentral, one of the largest online content and wellness platforms. Currently, Mr. Schroeder is an adviser to leading Silicon Valley venture capital firms. Mr. Schroeder wrote a best-selling book in 2013: “Startup Rising: The Entrepreneurial Revolution Remaking the Middle East.” He serves on several academic and global boards, including The American University of Cairo School of Business, The American University School of International Service, and The American Council on Germany, among others.

NICHOLAS C. TAYLOR was elected Chairman of the Board and Chief Executive Officer of the Company in September 2011 and continues to serve in such capacity on a part-time basis, as required. Mr. Taylor served as Chief Executive Officer, President, and Director of the Company from 1983 to 2011. Mr. Taylor served as Treasurer until March 1999. From July 1993 to the present, Mr. Taylor has been involved in the independent practice of law and other business activities, including independent oil and gas exploration and production. For more than the prior 19 years, he was a director and shareholder of the law firm of Stubbeman, McRae, Sealy, Laughlin & Browder, Inc., Midland, Texas, and a partner of the predecessor firm. In 1995, he was appointed by the Governor of Texas to the State Securities Board through January 2001. In addition to serving as chairman for four years, he continued to serve as a member until 2004. In November 2005, he was appointed by the Speaker of the House to the Texas Ethics Commission for a term of five years, where he served until February 2010.

DIRECTOR QUALIFICATIONS

Each nominee brings a unique set of skills to the Board of Directors. The Board believes the nominees as a group have the experience and skills in areas such as the oil and gas industry, finance, risk management, and corporate governance that are necessary to effectively oversee our company. Set forth below are the conclusions reached by the Board as to why each nominee is qualified for service as a director of our company.

Mr. Banschbach is a Chemical Engineer and has over 45 years of experience in the oil and gas industry. Mr. Banschbach provides expertise in areas of evaluating oil and gas markets.

Mr. Clayton has over 55 years of banking, property management, finance, and legal experience. Mr. Clayton provides expertise in the areas of finance and management.

Mr. Craddick has over 55 years of experience in the oil and gas production and service industry. Mr. Craddick provides expertise in the location, acquisition, and divestiture of properties.

Mr. Decker has over 55 years of experience developing financial investment strategies and quantitative solutions for client investment portfolios in a variety of high-level positions across the financial industry. Mr. Decker provides expertise in the area of finance and management.

Mr. Schroeder is a former Chief Executive Officer of several companies in the area of technology and Treasurer and Vice President of development of a public company. Mr. Schroeder provides expertise in the areas of management, entrepreneurship, financial reporting, accounting, capital markets, internal controls, and corporate governance.

Mr. Taylor has been Mexco’s Chief Executive Officer for over 40 years and has over 50 years of experience practicing law. Mr. Taylor provides expertise in the areas of evaluating, acquiring, and managing oil and gas properties as well as exploration prospects.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During fiscal year ended March 31, 2026, the Board of Directors consisted of one person who is an employee of the Company and five persons who are not employees of the Company (four of whom are outside directors). The Board held four meetings, and all Directors, including the Independent Directors, attended all four meetings.

The Board of Directors established the following standing committees: audit, compensation, and nominating. In accordance with Section 803A of the NYSE American Company Guide and the Exchange Act, the Board must affirmatively determine the independence of each director. The Board is comprised of a majority of Independent Directors, and the Audit Committee, the Compensation Committee, and the Nominating Committee are comprised entirely of Independent Directors.

The table below shows the membership of each committee of the Board and the number of meetings each committee held during the fiscal year ended March 31, 2026.

Director	Audit	Compensation	Nominating
Michael J. Banschbach			X
Kenneth L. Clayton	X	Chair	Chair
Thomas R. Craddick
Thomas H. Decker	Chair	X	X
Christopher M. Schroeder	X	X	X
Nicholas C. Taylor
2026 Meetings	4	1	1

Audit Committee. The Audit Committee is a standing committee of the Board of Directors and currently consists of Messrs. Decker, Chairman, Clayton, and Schroeder, all of whom are Independent Directors. The Board of Directors has determined that Mr. Decker, Chairman of the Audit Committee, is an “audit committee financial expert” (as that term is defined under the applicable SEC rules and regulations) based on the Board’s qualitative assessment of Mr. Decker’s level of knowledge, experience (as described above), and formal education. The functions of the Audit Committee are to determine whether management has established internal controls which are sound, adequate, and working effectively; to ascertain whether Mexco’s assets are verified and safeguarded; to review and approve external audits; to review audit fees and appointment of the Company’s independent public accountants; and to review non-audit services provided by the independent public accountants. The Audit Committee held four meetings during fiscal year ended March 31, 2026. All members of the Audit Committee attended these meetings telephonically or electronically.

The Audit Committee operates under a written charter adopted by the Board of Directors in fiscal 2004. The charter is posted on Mexco’s website at www.mexcoenergy.com in the “Corporate Governance” area of the “Investor Relations” section.

Compensation Committee. The Compensation Committee is a standing committee of the Board of Directors and currently consists of Messrs. Clayton, Chairman, Decker, and Schroeder, all of whom are Independent Directors. The primary function of the Compensation Committee is to determine compensation for the officers of Mexco that is competitive and enables us to motivate and retain the talent needed to lead and grow the business. The Board has determined that each of the current members of the Compensation Committee satisfies the standards of independence established by the NYSE listed requirements and SEC rules. The Compensation Committee held one meeting during the fiscal year ended March 31, 2026. All members of the Compensation Committee attended such meeting telephonically or electronically.

The Compensation Committee currently operates under a written charter adopted and approved by the Board of Directors as of June 15, 2005. The charter is posted on Mexco’s website at www.mexcoenergy.com in the “Corporate Governance” area of the “Investor Relations” section.

Nominating Committee. The Nominating Committee is a standing committee of the Board of Directors and currently consists of Messrs. Clayton, Chairman, Banschbach, Decker, and Schroeder, all of whom are Independent Directors. The Nominating Committee held one meeting during the fiscal year ended March 31, 2026, at which all members of the Nominating Committee were present. The primary function of the Nominating Committee is to determine the slate of Director nominees for election to the Company’s Board of Directors. The Company encourages a diversity of backgrounds among its members; however, it does not have a formal diversity policy with regard to the consideration of diversity in identifying director nominees. The Nominating Committee considers candidates recommended by security holders, directors, officers, and outside sources and considers criteria such as business experience, ethical standards, and personal qualifications in evaluating all such nominees. Stockholders who wish to have their nominees for election to the Board of Directors considered by the Nominating Committee may submit such nomination to the Secretary of the Company for receipt not less than 90 days prior to the date of the next Annual Meeting of stockholders and include (i) the name and address of the stockholder making the nomination, (ii) information regarding such nominee as would be required to be included in the proxy statement, (iii) a representation of the stockholder, and the stockholder’s intent to appear in person or by proxy at the meeting to propose such nomination, and (iv) the written consent of the nominee to serve as a director if so elected.

The Nominating Committee currently operates under a written charter adopted and approved by the Board of Directors as of June 15, 2005. The charter is posted on Mexco’s website at www.mexcoenergy.com in the “Corporate Governance” area of the “Investor Relations” section. Shareholders may request a free printed copy of any of our committee charters by contacting our Corporate Secretary at mexco@sbcglobal.net or by calling (432) 682-1119.

BOARD LEADERSHIP STRUCTURE AND THE BOARD’S ROLE IN RISK OVERSIGHT

The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board of Directors, as the Board believes it is in the best interests of Mexco to make that determination based on the position and director of Mexco, and the membership of the Board. At this time, the Board believes that the best leadership model for Mexco is the unitary leadership provided by the combination of the Chairman and Chief Executive Officer positions. On September 14, 2011, the Board announced the transition of Nicholas C. Taylor from President and Chief Executive Officer to Chairman of the Board and Chief Executive Officer and the transition of Tammy L. McComic from Executive Vice President and Chief Financial Officer to President and Chief Financial Officer, effective immediately following the 2011 Annual Meeting.

The Board believes that Mexco will continue to benefit from Mr. Taylor’s experience and expertise in the oil and gas industry, while Ms. McComic’s duties as President and Chief Financial Officer have been expanded. Also, in his role as Chairman, Mr. Taylor continues to serve an important role in Mexco’s strategic direction.

We do not have a lead independent director as we believe the oversight provided by all of the Board’s independent directors and the work of the Board’s committees provide effective oversight of our strategic plans and operations.

Management is responsible for defining the various risks facing the company, formulating risk management policies and procedures, and managing our risk exposure. The Board’s responsibility is to monitor the Company’s risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The Audit Committee described below is primarily responsible for monitoring management’s responsibility in the area of risk oversight. Accordingly, management regularly reports to the Audit Committee on risk management. The Audit Committee, in turn, reports on the matters discussed at the committee level to the full board. The Audit Committee and the full board focus on the material risks facing the Company to assess whether management has reasonable controls in place to address these risks.

NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The Board of Directors elects executive officers annually. Executive officers hold office until their successors are elected and have qualified. Set forth below is biographical information concerning the executive officers of Mexco. These individuals, along with Nicholas C. Taylor, are referred to collectively in this Amended Report as the “Named Executive Officers”. Biographical information concerning Mr. Taylor is set forth above under the caption “Mexco Energy Corporation Board of Directors.”

TAMMY L. MCCOMIC, age 57, joined the Company in 2001 and was elected President and Chief Financial Officer in September 2011. She served the Company as Executive Vice President and Chief Financial Officer from 2009 to 2011 and as Vice President and Chief Financial Officer from 2003 to 2009. Prior thereto, Ms. McComic served as Controller, Treasurer, and Assistant Secretary. Ms. McComic is a Certified Public Accountant.

DONNA GAIL YANKO, age 81, has served as Vice President part-time since 1990. She also served as Corporate Secretary of the Company from 1992 to 2021 and from 1986 to 1992 was Assistant Secretary. From 1986 to 2015, on a part-time basis, she assisted the Chairman of the Company in his personal business activities. Ms. Yanko also served as a director of the Company from 1990 to 2008.

STACY D. HARDIN, age 61, joined the Company in 2006 and was elected Corporate Secretary of the Company in September 2021. She has also served the Company as Assistant Treasurer of the Company since 2010 and from 2006 to 2021 was Assistant Secretary. Prior thereto, Ms. Hardin served as Assistant Controller.

CORPORATE GOVERNANCE

The Board of Directors and management are dedicated to exemplary corporate governance and high standards of conduct and ethics.

CODE OF BUSINESS CONDUCT

The Board adopted the Company’s Code of Ethics and Business Conduct (the “Code”) to inspire continuing dedication to the fundamental principles of honesty, loyalty, fairness, and forthrightness. The Code applies to all employees, including directors and executive officers. The Code can be found at www.mexcoenergy.com by clicking on “Investor Relations” then “Corporate Governance”. Shareholders may request a free printed copy of the Code by contacting our Corporate Secretary at mexco@sbcglobal.net or by calling (432) 682-1119.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than 10 percent of the Company’s outstanding Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock held by such persons. These persons are also required to furnish the Company with copies of all forms they file under this regulation. Based on our records and other information, the Company believes that during the fiscal year ended March 31, 2026, all applicable Section 16(a) filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. The Compensation Committee seeks to provide total compensation paid to our executive officers that is fair, reasonable, and competitive.

In this compensation discussion and analysis, the “Named Executive Officers” are as follows:

Nicholas C. Taylor	Chairman of the Board, Chief Executive Officer
Tamala L. McComic	President, Chief Financial Officer, Treasurer, Assistant Secretary
Donna Gail Yanko	Vice President
Stacy D. Hardin	Secretary and Assistant Treasurer

Compensation Philosophy and Objectives

The Compensation Committee believes that compensation for executive officers must be competitive to enable the Company to motivate and retain the talent needed to lead and grow the Company, reward successful performance and closely align the interests of our executives with the Company. The ultimate objective of our compensation program is to improve stockholder value.

In setting compensation levels, the Compensation Committee evaluates both performance and overall compensation. The review of executive officers’ performance includes a mix of financial and non-financial measures. In addition to business results, employees are expected to uphold a commitment to integrity, maximize the development of each individual and continue to improve the environmental quality of the Company’s operations.

In order to continue to attract and retain the best employees, the Compensation Committee believes the executive compensation packages provided to the Named Executive Officers should include both cash and stock-based compensation.

The Compensation Committee has not retained a compensation consultant to review the compensation practices of the Company’s peers or to advise the Compensation Committee on compensation matters.

Competitive Considerations

We believe the competition for talented employees includes oil and gas exploration and development companies and oilfield service companies. Many of the companies with whom we compete for top-level talent are larger and have more financial resources than we do. Both our Compensation Committee and CEO consider known information regarding the compensation practices of likely competitors when reviewing and setting the compensation of the Named Executive Officers.

Compensation Policies and Practices and Risk Mitigation

The Compensation Committee periodically reviews the Company’s compensation policies and practices to ensure that they do not encourage excessive risk-taking. The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

Role of Chief Executive Officer in Compensation Decisions

On an annual basis, our CEO reviews the performance of each of the other Named Executive Officers and, based on this review, makes recommendations to the Compensation Committee with respect to the compensation of the Named Executive Officers. The CEO considers internal pay equity issues, individual contribution and performance, competitive pressures, and company performance in making his recommendations to the Compensation Committee. The Compensation Committee may accept or adjust such recommendations.

Establishing Executive Compensation

Consistent with our compensation objectives, the Compensation Committee has structured our annual and long-term incentive-based executive compensation to attract and retain the best talent, reward financial success, and closely align executives’ interests with the Company’s interests. In setting the compensation, the Compensation Committee reviews total direct compensation for the Named Executive Officers, which includes salary, annual cash incentives, and long-term equity incentives. The appropriate level and mix of incentive compensation is not based upon a formula, but is a subjective determination made by the Compensation Committee.

We do not have a policy of stock ownership requirements. In addition, we do not have any employment contracts or change of control agreements, although equity issued pursuant to our Stock Plans is subject to accelerated vesting as described below in “Potential Payments Upon a Change of Control or Termination”.

The Compensation Committee reviews compensation matters and usually performs its annual review of officer salaries during the first quarter of each fiscal year.

Elements of Compensation

Element	Form of Compensation	Purpose
Base Salary	Cash	Provide competitive, fixed compensation to attract and retain executive talent.

Short-Term Incentive	Cash Bonus	Create a strong financial incentive for achieving financial success and for the competitive retention of executives.

Long-Term Incentive	Stock Options and Restricted Stock Grants	Provide incentives to strengthen alignment of executive team interests with Company interests, reward long-term achievement, and promote executive retention.

Insurance Benefits	Eligibility to participate in the plan is available to our full time employees, including major medical, dental, life, and short-term disability plans.	Plan is part of employee benefit.

Insurance Benefits, Defined Benefit Plans and Other Arrangements

We offer an insurance package to all eligible employees that includes major medical, dental, and life insurance. The life insurance benefit provides for a maximum term payout of $30,000. This package also provides for a short-term disability benefit with a maximum payout of $200 per week for a term of up to 13 weeks.

Long-term incentive compensation for executive officers consists solely of awards under the Company’s Employee Incentive Stock Plan. The Company does not maintain a defined benefit pension plan.

Effective January 1, 2026, the Company adopted a tax-qualified 401(k) retirement savings plan for eligible employees. As of March 31, 2026, the plan had not commenced operations and, accordingly, did not constitute a component of executive compensation for the fiscal year.

Potential Payments Upon a Change in Control or Termination

The Company does not have any employment contracts or change of control agreements with its Named Executive Officers. However, under the terms of the 2019 Employee Incentive Stock Plan, in the event of a change of control of the Company, awards granted under the Stock Plan, may become immediately vested and fully exercisable in accordance with the terms of the applicable award agreements. Upon termination of employment, stock options generally remain exercisable only to the extent such options were exercisable as of the date of termination, unless the Compensation Committee determines otherwise pursuant to the terms of the Stock Plan and applicable award agreement.

If a change in control or termination of employment as described above were to have occurred as of March 31, 2026, 22,750 stock options held by our Named Executive Officers would have automatically vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee was formed as of June 15, 2005, and Messrs. Clayton, Decker, and Schroeder are current members thereof. No member of the Compensation Committee is an officer or employee of the Company. None of the Company’s executive officers served on the Board of Directors or the Compensation Committee of any other entity, for which any officers of such other entity served either on our Board of Directors or the Compensation Committee. The Compensation Committee makes recommendations regarding compensation, subject to approval of the entire Board of Directors.

EXECUTIVE COMPENSATION

The compensation paid to the Named Executive Officers generally consists of base salaries, annual incentive bonus payments, and awards under the Stock Plans. The following table summarizes the total compensation awarded to, earned by, or paid to the Named Executive Officers during fiscal years 2026, 2025, and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary (3)	Bonus	Option Awards (1)	All Other Compensation	Total
Nicholas C. Taylor(2)	2026	$-	$-	$-	$-	$-
Chairman & CEO	2025	$-	$-	$-	$-	$-
	2024	$-	$-	$-	$-	$-

Tamala L. McComic	2026	$242,550	$60,000	$-	$-	$302,550
President, CFO, Treasurer	2025	$235,442	$57,750	$-	$-	$293,192
& Assistant Secretary	2024	$235,997	$57,750	$218,250	$-	$511,997

Donna Gail Yanko	2026	$1,200	$-	$-	$-	$1,200
Vice President	2025	$1,200	$-	$-	$-	$1,200
	2024	$1,200	$-	$-	$-	$1,200

Stacy D. Hardin	2026	$79,140	$14,000	$-	$-	$93,140
Secretary & Assistant Treasurer	2025	$76,800	$12,000	$-	$-	$88,800
	2024	$76,800	$12,000	$48,015	$-	$136,815

(1)	The amounts in this column reflect the aggregate grant date fair value attributable to stock options granted in accordance with ASC 718, “Compensation - Stock Compensation” pursuant to the 2019 Employee Incentive Stock Plan.
(2)	Mr. Taylor waived his director’s fee for fiscal 2026, 2025, and 2024. The sole compensation to be received by the Chairman and CEO of the Company for such period consists of the waived director’s fees.
(3)	Salary amounts for Ms. McComic and Ms. Hardin include accrued vacation not taken and sold back to the Company as follows: fiscal 2026 includes $4,620 for Ms. McComic; fiscal 2025 includes $4,442 for Ms. McComic; and fiscal 2024 includes $4,997 for Ms. McComic.

EMPLOYEE INCENTIVE STOCK PLANS

The Company has two equity compensation plans: the 2009 Employee Incentive Stock Plan (the “2009 Plan”) and the 2019 Employee Incentive Stock Plan (the “2019 Plan”) (collectively, the “Stock Plans”).

The 2009 Plan provided for the award of stock up to 200,000 shares and includes option awards as well as stock awards. Option awards were granted with restrictions, including payment for the shares and employment of not less than four years from the date of the award. Stock awards were granted without restrictions and without payment by the recipient. Although shares are remaining unissued under the 2009 Plan, those unawarded shares are no longer available with the adoption of the 2019 Plan.

The 2019 Plan replaced the 2009 Plan. See information regarding material features of the 2019 Plan in Note 10, Stock-based Compensation, to the Financial Statements included in the Original Report.

The Company does not have any employment contracts or change of control agreements. However, the Stock Plan does permit accelerated vesting of stock awards as described above in “Potential Payments Upon a Change of Control or Termination”.

The following table summarizes certain information, as of March 31, 2026, relating to the Company’s Stock Plans. The Stock Plans were approved by the Stockholders.

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2009 Plan	200,000	35,000	$4.84	-
2019 Plan	200,000	115,883	$10.93	68,500

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2026

The following table sets forth certain information with respect to the vested and unvested stock options held at March 31, 2026, by each of the Named Executive Officers and the Company’s current directors.

Name	# of Shares of Unexercised Options Vested	# of Shares of Unexercised Options Not Vested	Option Exercise Price ($/sh)	Option Expiration Date
Nicholas C. Taylor (1)	-	-	$-	-

Tamala L. McComic	25,000	-	$4.84	09/11/2028
	23,528	-	$3.34	03/04/2030
	24,853	-	$8.51	07/25/2031
	18,750	6,250	$18.05	08/22/2032
	12,500	12,500	$12.68	04/12/2033

Donna Gail Yanko (1)	-	-	$-	-

Stacy D. Hardin	2,149	-	$3.34	03/04/2030
	4,853	-	$8.51	07/25/2031
	3,750	1,250	$18.05	08/22/2032
	2,750	2,750	$12.68	04/12/2033

Michael J. Banschbach (1)	-	-	$-	-

Kenneth L. Clayton (1)	-	-	$-	-

Thomas R. Craddick (1)	-	-	$-	-

Thomas H. Decker	-	-	$-	-

Christopher M. Schroeder	10,000	-	$4.84	09/11/2028

(1)	At March 31, 2026, Mr. Taylor, Ms. Yanko, Mr. Banschbach, Mr. Clayton, Mr. Craddick, and Mr. Decker did not hold any options to purchase shares of the Company’s Common Stock.

DIRECTOR COMPENSATION

The following table sets forth the total compensation paid to or earned by each of the Company’s directors, who were not executive officers, during fiscal year 2026.

Director	Fees Paid in Cash(1)	Stock Option Awards(2)	All Other Compensation	Total
Michael J. Banschbach	$6,000	$-	$-	$6,000
Kenneth L. Clayton	$6,000	$-	$-	$6,000
Thomas R. Craddick	$6,000	$-	$-	$6,000
Thomas H. Decker	$6,000	$-	$-	$6,000
Christopher M. Schroeder	$6,000	$-	$-	$6,000

(1)	Director’s fees are paid at the rate of $1,500 per director quarterly.
(2)	The amounts in this column reflect the aggregate grant date fair value attributable to stock options granted in accordance with ASC 718, “Compensation - Stock Compensation” pursuant to the 2019 Employee Incentive Stock Plan. For the year ended March 31, 2026, there were no stock options granted to a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock, as of July 20, 2026, by each of the Company’s directors and executive officers, by all executive officers and directors of the Company as a group, and by each person known to the Company to be the beneficial owner of more than 5% of any class of the Company’s outstanding Common Stock.

	Number of Shares (1)	Percent of Class (2)
SECURITY OWNERSHIP OF 5% HOLDERS:
Howard Cox, 15 Congress Street, Mailstop B-6, Boston, MA 02109	202,400	9.89%

SECURITY OWNERSHIP OF MANAGEMENT:
Michael J. Banschbach	-	-
Kenneth L. Clayton	13,000	*
Thomas R. Craddick	10,000	*
Thomas H. Decker (3)	28,573	1.40%
Stacy D. Hardin	17,327	*
Tamala L. McComic	119,818	5.54%
Christopher M. Schroeder	10,000	*
Nicholas C. Taylor	944,000	46.14%
Donna Gail Yanko	-	-
Officers and directors as a group (9 persons)	1,142,718	55.53%

* Indicates less than 1% of the outstanding shares of the Company’s Common Stock.

(1)	Included in the number of shares of Common Stock Beneficially Owned are shares that such persons have the right to acquire within 60 days of the record date, July 20, 2026, pursuant to options to purchase such Common Stock (Ms. Hardin, 16,127; Ms. McComic, 117,131; and Mr. Schroeder, 10,000).
(2)	Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
(3)	Includes shares beneficially owned as follows: Mr. Decker’s spouse – 10,173.

OTHER MATTERS

Our Board of Directors has approved a process for collecting, organizing and delivering all stockholder communications to each of its members. To contact all directors on the Board, all directors on a Board committee, or an individual member or members of the Board of Directors, a stockholder may mail a written communication to: Mexco Energy Corporation, Attention: Corporate Secretary, P.O. Box 10502, Midland, Texas 79702. All communications received in the mail will be opened by the Company’s Corporate Secretary for the purpose of determining whether the contents represent a message to the Board of Directors. The contents of stockholder communications to the Board of Directors will be promptly relayed to the appropriate members. The Company encourages all members of the Board of Directors to attend the Annual Meeting of stockholders, although we have no formal policy requiring attendance.

You can learn more about the Company and our operations by visiting our website at www.mexcoenergy.com. Our website contains information concerning our business, recent news releases, and other filings with the SEC; our Code of Business Conduct and Ethics; the charters of the Audit Committee, Compensation Committee, and Nominating Committee; and information concerning our Board of Directors and stockholder relations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons are reviewed, approved, or ratified in accordance with the policies and procedures set forth in the Company’s Code of Ethics and Business Conduct. The Audit Committee, pursuant to the Audit Committee Charter, has the responsibility to review, assess, and approve or disapprove conflicts of interest and related-party transactions to ensure compliance with the Code.

The Code provides that directors, officers, and employees must avoid situations that involve, or could appear to involve, “conflicts of interest” with regard to the Company’s interest. Exceptions may only be made after review of fully disclosed information and approval of specific or general categories by senior management (in the case of employees) or the Board of Directors (in the case of officers or directors). Any employee, officer, or director who becomes aware of a conflict or potential conflict of interest should bring the matter to the attention of appropriate personnel. A “conflict of interest” exists when a person’s private interest interferes in any way with the interests of the Company. Conflicts of interest generally interfere with the person’s effective and objective performance of his or her duties or responsibilities to the Company. The Code sets forth several examples of how conflicts of interest may arise, including when a director, officer or employee or members of their immediate family, receive improper personal benefits because of their position with the Company; the Company gives loans to, or guarantees of obligations of directors, officers, employees or their immediate family members; or the director, officer, employee or their immediate family members use Company property or confidential information for personal use.

Each year, we require all our directors, nominees for director and executive officers to complete and sign a questionnaire in connection with the solicitation of proxies for use at the Annual Meeting. The purpose of the questionnaire is to obtain information, including information regarding transactions with related persons, for inclusion in our Proxy Statement or Annual Report.

In addition, we annually review SEC filings made by beneficial owners of more than five percent of any class of our voting securities to determine whether information relating to transactions with such persons needs to be included in our Proxy Statement or Annual Report.

Based on these reviews, the Company discloses the following transaction: Our principal shareholder and Chief Executive Officer, Nicholas C. Taylor, shares office expenditures with Mexco as disclosed in Note 11, Related Party Transactions, to the Financial Statements included in the Original Report.

DIRECTOR INDEPENDENCE

In accordance with Section 803A of the NYSE American Company Guide and under the Exchange Act, the Board must affirmatively determine the independence of each director. The Board has determined each of the following directors to be an “independent director” as such term is defined in said rules: Michael J. Banschbach, Kenneth L. Clayton, Thomas H. Decker, and Christopher M. Schroeder. In this Amended Report, these four directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.” The Board is comprised of a majority of Independent Directors, and the Audit Committee, the Compensation Committee, and the Nominating Committee are comprised entirely of Independent Directors.

In addition, the Board has determined that Mr. Decker, Chairman of the Audit Committee, is an “audit committee financial expert” (as that term is defined under the applicable SEC rules and regulations) based on the Board’s qualitative assessment of Mr. Decker’s level of knowledge, experience (as described above), and formal education.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below sets forth the aggregate fees billed by Weaver and Tidwell L.L.P., the Company’s independent registered public accounting firm, for fiscal 2026 and fiscal 2025:

	2026	2025
Audit fees (1)	$167,265	$151,463
Audit related fees	$-	$-
Tax service fees (2)	$43,155	$28,655
All other fees	$-	$-
Total	$210,420	$180,118

(1)	Audit fees consist of professional services rendered for the audit of the Company’s annual consolidated financial statements included in its Annual Report on Form 10-K, review of the Company’s quarterly financial statement included in its Quarterly Reports on Form 10-Q and review of the Company’s other filings with the SEC, including consents for the years ended March 31, 2026 and 2025.
(2)	Tax fees are for professional services rendered in connection with tax return preparation and consultation on tax matters.

The Audit Committee’s policy on pre-approval of audit and audit-related fees requires the Chairman of the Audit Committee to sign all engagement letters of the principal independent accountant prior to commencement of any audit and non-audit services. All fees paid in fiscal 2026 and 2025 were approved in accordance with these procedures. All of the work performed in auditing the Company’s consolidated financial statements during the last two fiscal years was performed by the full-time, permanent employees of the respective independent registered public accounting firm. The Audit Committee considers whether the services provided for non-audit services are compatible with maintaining Weaver’s independence, and has concluded that the provision of such services by Weaver was compatible with the maintenance of its independence in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements. None. No financial statements or supplemental data are filed with this Amended Report.

Financial Statement Schedules. None. No financial statement schedules are filed with this Amended Report.

Exhibits. See the Exhibit Index immediately following the signature page of this Amended Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXCO ENERGY CORPORATION

By:	/s/ Nicholas C. Taylor	By:	/s/ Tamala L. McComic
	Chairman of the Board and Chief Executive Officer		President and Chief Financial Officer

Dated: July 30, 2026

INDEX TO EXHIBITS

Exhibit Number

31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

