Form 10-Q
period 2026-06-30
MEXCO ENERGY CORP
filed 2026-08-12
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of August 12, 2026 was 2,046,000.

MEXCO ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2026	2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,292,873	$2,775,976
Accounts receivable:
Oil and natural gas sales	1,222,282	1,287,841
Trade	55,790	111,494
Prepaid drilling	622,132	204,218
Prepaid costs and expenses	55,540	68,846
Total current assets	3,248,617	4,448,375

Property and equipment, at cost
Oil and gas properties, using the full cost method	55,991,042	53,664,668
Other	125,501	125,501
Accumulated depreciation, depletion and amortization	(39,767,879)	(39,161,357)
Property and equipment, net	16,348,664	14,628,812
Investments – cost basis	2,527,429	2,527,429
Operating lease, right-of-use asset	62,041	75,522
Other noncurrent assets	11,294	12,325
Total assets	$22,198,045	$21,692,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$469,973	$379,929
Income tax payable	-	17,203
Operating lease liability, current	57,052	55,787
Total current liabilities	527,025	452,919
Long-term liabilities
Operating lease liability, long-term	4,989	19,735
Asset retirement obligations	707,665	699,317
Deferred income tax liabilities	635,202	533,673
Total long-term liabilities	1,347,856	1,252,725
Total liabilities	1,874,881	1,705,644

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 shares issued; and, 2,046,000 shares outstanding as of June 30, 2026 and March 31, 2026, respectively	1,119,641	1,119,641
Additional paid-in capital	9,058,833	9,018,953
Retained earnings	12,023,436	11,726,971
Treasury stock, at cost (193,283 shares)	(1,878,746)	(1,878,746)
Total stockholders’ equity	20,323,164	19,986,819
Total liabilities and stockholders’ equity	$22,198,045	$21,692,463

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2026	2025

Operating revenues:
Oil sales	$1,811,183	$1,395,937
Natural gas sales	166,975	358,797
Other	5,011	2,206
Total operating revenues	1,983,169	1,756,940

Operating expenses:
Production	411,006	404,770
Accretion of asset retirement obligations	8,513	7,973
Depreciation, depletion and amortization	606,521	675,270
General and administrative	389,829	394,437
Total operating expenses	1,415,869	1,482,450

Operating income	567,300	274,490

Other income (expense):
Interest from investments in LLCs	115,254	57,236
Interest income	14,852	14,531
Interest expense	(1,031)	(1,075)
Net other income	129,075	70,692

Income before provision for income taxes	696,375	345,182

Provision for income taxes	195,310	103,231

Net income	$501,065	$241,951

Income per common share:
Basic:	$0.24	$0.12
Diluted:	$0.24	$0.12

Weighted average common shares outstanding:
Basic:	2,046,000	2,046,000
Diluted:	2,079,484	2,073,309

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2026	$1,119,641	$9,018,953	$11,726,971	$(1,878,746)	$19,986,819
Net income	-	-	501,065	-	501,065
Dividends paid	-	-	(204,600)	-	(204,600)
Stock based compensation	-	39,880	-	-	39,880
Balance at June 30, 2026	$1,119,641	$9,058,833	$12,023,436	$(1,878,746)	$20,323,164

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at April 1, 2025	$1,119,641	$8,844,953	$10,625,849	$(1,878,746)	$18,711,697
Net income	-	-	241,951	-	241,951
Dividends paid	-	-	(204,600)	-	(204,600)
Stock based compensation	-	51,208	-	-	51,208
Balance at June 30, 2025	$1,119,641	$8,896,161	$10,663,200	$(1,878,746)	$18,800,256

SHARE ACTIVITY

Common stock shares, issued:
Balance at April 1, 2026		2,239,283
Issued		-
Balance at June 30, 2026		2,239,283

Common stock shares, held in treasury:
Balance at April 1, 2026		(193,283)
Acquisitions		-
Balance at June 30, 2026		(193,283)

Common stock shares, outstanding at June 30, 2026		2,046,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30,

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net income	$501,065	$241,951
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income tax expense (benefit)	101,530	(38,685)
Stock-based compensation	39,880	51,208
Depreciation, depletion and amortization	606,521	675,270
Accretion of asset retirement obligations	8,513	7,973
Amortization of debt issuance costs	1,031	1,075
Changes in operating assets and liabilities
Decrease in accounts receivable	121,264	256,816
Decrease in prepaid expenses	13,307	8,176
Decrease in right-of-use asset	13,481	12,325
Increase in accounts payable and accrued expenses	77,596	51,461
Settlement of asset retirement obligations	(2,257)	(7,284)
(Decrease) increase in income taxes payable	(17,203)	115,316
Decrease in operating lease liability	(13,481)	(12,325)
Net cash provided by operating activities	1,451,247	1,363,277

Cash flows from investing activities:
Additions to oil and gas properties	(2,741,044)	(372,300)
Drilling refunds	11,294	-
Proceeds from sale of oil and gas properties and equipment	-	6,390
Net cash used in investing activities	(2,729,750)	(365,910)

Cash flows from financing activities:
Dividends paid	(204,600)	(204,600)
Net cash used in financing activities	(204,600)	(204,600)

Net (decrease) increase in cash and cash equivalents	(1,483,103)	792,767

Cash and cash equivalents at beginning of period	2,775,976	1,753,955

Cash and cash equivalents at end of period	$1,292,873	$2,546,722

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,203	$-
Accrued capital expenditures included in accounts payable	$156,493	$55,949

Non-cash investing and financing activities:
Asset retirement obligations	$2,511	$862

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2026, and the results of its operations and cash flows for the interim periods ended June 30, 2026 and 2025. The consolidated financial statements as of June 30, 2026 and for the three-month periods ended June 30, 2026 and 2025 are unaudited. The consolidated balance sheet as of March 31, 2026 was derived from the audited balance sheet filed in the Company’s 2026 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three months ended June 30, 2026 and 2025.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and is generally uncollateralized. The collectibility of receivables is assessed, and an allowance is made for any credit losses. The allowance for credit losses is determined based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company has not experienced any significant credit losses. For the three months ended June 30, 2026 and 2025, no allowance has been made for any credit losses.

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

Recently Issued Accounting Standards. The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following standards are applicable:

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“Subtopic 220-40”), which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation and depreciation, depletion and amortization (“DD&A”)), requires the inclusion of amounts that are required to be disclosed under US GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard which is expected to only affect financial statement disclosures.

In December 2025, FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 is the latest in a series of updates that the FASB made to the existing GAAP literature to amend or supplement that literature related to minor change and corrections that have been identified and made amendments to thirty-three ASC topics. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosure.

3. Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. The ARO is included on the consolidated balance sheets, with the current portion being included in the accounts payable and accrued expenses.

The following table provides a rollforward of the AROs for the first three months of fiscal 2027:

Carrying amount of asset retirement obligations as of April 1, 2026	$729,317
Liabilities incurred	2,511
Liabilities settled	(2,676)
Accretion expense	8,513
Carrying amount of asset retirement obligations as of June 30, 2026	737,665
Less: Current portion	30,000
Non-Current asset retirement obligation	$707,665

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of June 30, 2026, the Company had $1,500,000 available to borrow under the facility.

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

The Agreement contains customary covenants for credit facilities of this type, including limitations on changes in control, disposition of assets, mergers, and reorganizations. The Company is also obligated to meet certain financial covenants under the Agreement including requirements that senior debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratios (Senior Debt/EBITDA) is less than or equal to 3.00 to 1.00 measured with respect to the four trailing quarters and minimum interest coverage ratios (EBITDA/Interest Expense) of 2.00 to 1.00 for each quarter.

In addition, this Agreement prohibits the Company from paying cash dividends on its common stock without prior written permission of WTNB. The Company obtained written permission from WTNB prior to declaring the regular annual dividend on June 4, 2026, as discussed in Note 10. The Agreement does not permit the Company to enter into hedge agreements covering crude oil and natural gas prices without prior WTNB approval.

There was no balance outstanding on the credit facility as of June 30, 2026 and 2025.

5. Stock-based Compensation

The Company recognized compensation expense of $39,880 and $51,208 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for the first quarter of fiscal 2027 and 2026, respectively. The total cost related to non-vested awards not yet recognized at June 30, 2026 totals $66,293, which is expected to be recognized over a weighted average of .57 years.

During the three months ended June 30, 2026 and 2025, no stock options were granted or exercised.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history for these types of awards. During the three months ended June 30, 2026 and 2025, there were no stock options forfeited or expired.

The following table is a summary of stock options activity for the three months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Aggregate Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2026	150,883	$9.52	4.98	$-
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2026	150,883	$9.52	4.73	$-

Vested at June 30, 2026	128,133	$8.64	4.40	$-
Exercisable at June 30, 2026	128,133	$8.64	4.40	$-

Outstanding options at June 30, 2026 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

The balance sheets classification of lease assets and liabilities was as follows:

June 30, 2026
Assets
Operating lease right-of-use asset, beginning balance	$75,522
Current period amortization	(13,481)
Lease extension	-
Total operating lease right-of-use asset	$62,041

Liabilities
Operating lease liability, current	$57,052
Operating lease liability, long term	4,989
Total lease liabilities	$62,041

Future minimum lease payments as of June 30, 2026 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2027	45,240
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$65,347
Less: imputed interest	(3,306)
Operating lease liability	62,041
Less: operating lease liability, current	(57,052)
Operating lease liability, long term	$4,989

Net cash paid for our operating lease for the three months ended June 30, 2026 and 2025 was $12,536. Rent expense, less sublease income of $2,544 is included in general and administrative expenses.

7. Income Taxes

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was enacted, making significant changes to U.S. federal tax law. The Company has evaluated the impact of the OBBB and concluded that it did not have a material impact on the Company’s consolidated financial statements.

The income tax provision consists of the following for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30
	2026	2025
Current income tax expense:
Federal	$55,150	$115,316
State	38,630	26,600
Total current income tax expense	93,780	141,916
Deferred income tax (benefit) expense:
Federal	93,882	(37,536)
State	7,648	(1,149)
Total deferred income tax (benefit) expense	101,530	(38,685)
Total income tax expense:	$195,310	$103,231

The Company’s effective tax rate will typically differ from the U.S. federal statutory rate primarily as a result of state income taxes, particularly in New Mexico, percentage depletion in excess of basis, and other permanent differences. The effective income tax rate was 28% and 30% for the three months ended June 30, 2026 and 2025, respectively.

8. Related Party Transactions

Related party transactions for the Company consist of shared office expenditures, as well as administrative and operating expenses paid on behalf of the principal stockholder. The total amount billed to and reimbursed by the principal stockholder for the quarters ended June 30, 2026 and 2025 was $10,000 and $10,770, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ended June 30, 2026 and 2025 were $2,544.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three-month periods ended June 30, 2026 and 2025.

	2026	2025
Net income	$501,065	$241,951

Shares outstanding:
Weighted average common shares outstanding – basic	2,046,000	2,046,000
Effect of the assumed exercise of dilutive stock options	33,484	27,309
Weighted average common shares outstanding – dilutive	2,079,484	2,073,309
Income per common share:
Basic	$0.24	$0.12
Diluted	$0.24	$0.12

For the three months ended June 30, 2026, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at June 30, 2026. For the three months ended June 30, 2025, 90,206 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $13.09 at June 30, 2025.

10. Stockholders’ Equity

In April 2024, the Board of Directors (the “Board”) authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. In June 2026, the Board authorized the use of an additional $250,000 to repurchase shares of the Company’s common stock for the treasury account. The Company’s repurchase program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow. As of June 30, 2026, the Company’s repurchase program has $546,784 in remaining funds.

During the three months ended June 30, 2026 and 2025, there were no shares of common stock repurchased for the treasury account.

On June 4, 2026, the Board declared a regular annual dividend of $0.10 per common share. The Company paid the dividend of $204,600 on June 30, 2026 to the stockholders of record at the close of business on June 15, 2026. On May 13, 2025, the Board declared a regular annual dividend of $0.10 per common share. The Company paid the regular annual dividend of $204,600 on June 16, 2025 to the stockholders of record at the close of business on June 2, 2025. The Company can provide no assurance that dividends will be declared in the future or as to the amount of any future dividend.

Dividends declared by the Board during the period are presented in the Company’s consolidated statements of changes in stockholders’ equity as dividends paid. Dividends paid during the period are presented as cash used in financing activities in the Company’s consolidated statements of cash flows.

11. Acquisitions

In April 2026, the Company acquired royalty interests in 144 producing wells in Weld County, Colorado and Atascosa, Howard, LaSalle, Martin, and Yoakum Counties, Texas, and additional royalty interests in 3 properties in which we already owned an interest in Howard County, Texas for an aggregate purchase price of $1,028,600. These acquisitions were effective May 1, 2026.

In June 2026, the Company acquired royalty interests in 256 producing wells in Adams and Larimer Counties, Colorado; Caddo and DeSoto Parishes, Louisiana; Karnes, McMullen, Panola, and Winkler Counties, Texas; and Ashtabula County, Ohio for an aggregate purchase price of $1,066,600. These acquisitions were effective July 1, 2026.

12. Subsequent Events

In July 2026, Mexco expended approximately $70,000 to drill and complete three horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico.

In July 2026, the Company entered into an agreement to make a capital commitment of $1,000,000 to a limited liability company formed to acquire non-cost bearing mineral and royalty interests in the Utica Shale play in the state of Ohio.

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

Cautionary Statements Regarding Forward-Looking Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on management’s current expectations, assumptions and beliefs and may be identified by words such as “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast”, “predict”, and similar expressions.

Forward-looking statements in this Form 10-Q include, among other things, statements regarding profitability, planned capital expenditures, estimated oil and gas production and reserves, future project dates, future oil and gas prices; future financial condition or results of operations, business strategy, and other plans and objectives for future operations. These statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

Although we believe the expectations and assumptions reflected in these forward-looking statements are reasonable, they are inherently subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Except as required by the Exchange Act and Securities Act, we undertake no obligation to update or revise any forward-looking statements. Readers should review the consolidated financial statements and related notes, as well as the risk factors, included in our Annual Report on Form 10-K.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing, and financing activities are set forth in the table below:

	For the Three Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$1,451,247	$1,363,277	$87,970
Net cash used in investing activities	$(2,729,750)	$(365,910)	$(2,363,840)
Net cash used in financing activities	$(204,600)	$(204,600)	$-

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables, or other non-energy property asset account balances. Net cash provided by operating activities was $1,451,247 for the three months ended June 30, 2026 compared to $1,363,277 for the three months ended June 30, 2025, an increase of $87,970. The increase was primarily attributable to a $259,114 increase in net income, a $60,634 increase in net non-cash adjustments, and a $26,135 increase in accounts payables and accrued expenses. These increases were partially offset by a decrease in our accounts receivable of $135,552 and income tax payable of $132,519. Variations in cash flow from operating activities may affect our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of drilling expenses, production expenses and engineering services. Our expenses also include employee compensation, accounting, insurance, and other general and administrative expenses incurred to support the normal and necessary business activities of a public company in the crude oil and natural gas production industry.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the three months ended June 30, 2026, net cash used for additions to oil and gas properties, net of drilling refunds was $2,729,750 compared to net cash for additions to oil and gas properties net of proceeds from property sales of $365,910 for the three months ended June 30, 2025. The increase in capital expenditures reflects our strategy of acquiring royalty interests and participating in drilling opportunities that management believes will enhance long-term reserves and production.

Cash Flow Used in Financing Activities. Cash flow from financing activities is derived from changes in long-term debt and in equity account balances. Net cash flow used in our financing activities was $204,600 for the three months ended June 30, 2026 and 2025 to pay the annual dividend.

Accordingly, net cash decreased $1,483,103, leaving cash and cash equivalents on hand of $1,292,873 as of June 30, 2026.

We had working capital of $2,721,592 as of June 30, 2026 compared to $3,995,456 at March 31, 2026, a decrease of $1,273,864 for the reasons set forth below.

Oil and Natural Gas Property Development

New Participations in Fiscal 2027. The Company currently plans to participate in the drilling and completion of 53 horizontal wells at an estimated cost of approximately $1,300,000 for the fiscal year ending March 31, 2027. Forty-eight of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea County, New Mexico. The remaining wells are in Reeves County, Texas.

In May 2026, Mexco expended approximately $400,000 to participate in the drilling and completion of five horizontal wells in the Wolfcamp A formation of the Delaware Basin in Reeves County, Texas. Mexco’s working interest in these wells is .8%.

Completion of Wells Drilled in Fiscal 2026. The Company also expects to expend approximately $500,000 for the completion of 20 horizontal wells in which the Company participated during fiscal 2026.

The Company expended approximately $100,000 for additional drilling and completion costs of five horizontal wells in the Wolfcamp B formation in the Spraberry trend area of the Midland Basin in Midland and Glasscock Counties, Texas that the Company participated in drilling during fiscal 2026. Mexco’s working interest in these wells is 1.9%.

Two horizontal wells in the Wolfcamp XY formation of the Delaware Basin in Eddy County, New Mexico in which the Company participated during fiscal 2026 were completed in April 2026 with initial average production rates of 607 barrels of oil, 1,295 barrels of water, and 2,170,000 cubic feet of gas per day, or 969 BOE per day. Mexco’s working interest in these wells is approximately 2.1%.

Subsequently, in July 2026, the Company expended approximately $70,000 to drill and complete three horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico.

Investments. In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000, which was fully funded as of July 2025. The limited liability company is capitalized at approximately $100 million to acquire mineral interests in the Utica and Marcellus formations in the state of Ohio. In October 2025, the Company expended $200,000 to exercise its option to participate in a voluntary optional cash call to increase its capitalized investment. In December 2025, the Company expended an additional $27,429 to exercise its option to acquire its share of the non-consenting interests from the October cash call. As of June 30, 2026, this LLC has returned $668,364, or 30% of the total investment.

Subsequently, in July 2026, the Company entered into an agreement to make a capital commitment of $1,000,000 to another limited liability company formed to acquire non-cost bearing mineral and royalty interests in the Utica Shale play in the state of Ohio.

Acquisitions. In April 2026, the Company acquired royalty interests in 82 producing wells in Weld County, Colorado for an aggregate purchase price of $690,900. These acquisitions were effective May 1, 2026.

In April 2026, the Company acquired royalty interests in 62 producing wells in Atascosa, Howard, LaSalle, Martin, and Yoakum Counties, Texas, and additional royalty interests in 3 properties in which we already owned an interest in Howard County, Texas for an aggregate purchase price of $337,700. These acquisitions were effective May 1, 2026.

In June 2026, the Company acquired royalty interests in 32 producing wells in Adams and Larimer Counties, Colorado for an aggregate purchase price of $377,600. These acquisitions are effective July 1, 2026.

In June 2026, the Company acquired royalty interests in 30 producing wells in Karnes, McMullen, Panola, and Winkler Counties, Texas for an aggregate purchase price of $408,700. These acquisitions are effective July 1, 2026.

In June 2026, the Company acquired royalty interests in 9 producing wells and additional royalty interests in 8 properties in which we already owned an interest in Caddo and DeSoto Parishes, Louisiana for an aggregate purchase price of $266,200. These acquisitions are effective July 1, 2026.

In June 2026, the Company acquired royalty interests in 185 producing wells in Ashtabula County, Ohio for a purchase price of $14,100. These acquisitions are effective July 1, 2026.

All of our acquisitions were funded from existing cash resources.

Other Projects. We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Pricing. Crude oil and natural gas prices remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $51.25 per bbl in December 2025 to a high of $108.93 per bbl in April 2026. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.54 per MMBtu in April 2026 to a high of $30.72 per MMBtu in January 2026, reflecting a temporary price spike during a period of severe weather and significant market volatility.

On June 30, 2026, the WTI posted price for crude oil was $65.48 and the Henry Hub spot price for natural gas was $3.34 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area have contributed to a wider difference between the WaHa Hub and the Henry Hub, and at times prices were negative.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of June 30, 2026:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$65,347	$60,320	$5,027	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $10,175 within 1 year and $848 in years 1-3 for his portion of the shared office space.

Results of Operations – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025. For the quarter ended June 30, 2026, net income was $501,065 compared to net income of $241,951 for the quarter ended June 30, 2025. This was the result of an increase in operating revenues and a decrease in operating expenses, which is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $1,978,158 for the quarter ended June 30, 2026, a 13% increase from $1,754,734 for the quarter ended June 30, 2025. This primarily resulted from an increase in oil prices partially offset by a decrease in gas prices and a decrease in oil and gas production volumes. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended June 30:

	2026	2025	% Difference
Oil:
Revenue	$1,811,183	$1,395,937	29.7%
Volume (bbls)	18,802	22,010	(14.6)%
Average Price (per bbl)	$96.33	$63.42	51.9%

Gas:
Revenue	$166,975	$358,797	(53.5)%
Volume (mcf)	155,426	169,905	(8.5)%
Average Price (per mcf)	$1.07	$2.11	(49.1)%

Income from investments in LLCs. Income from investments in LLCs increased 101% to $115,254 for the quarter ended June 30, 2026 from $57,236 for the quarter ended June 30, 2025. This increase resulted primarily from higher earnings from one of the Company’s limited liability companies.

Interest income. Interest income on corporate funds increased 2% to $14,852 for the quarter ended June 30, 2026 from $14,531 for the quarter ended June 30, 2025. This increase resulted from a change in our average cash balances.

Production and exploration. Production costs were $411,006 for the three months ended June 30, 2026, a 1.5% increase from $404,770 for the three months ended June 30, 2025. This was primarily due to an increase in lease operating expenses on wells in which we own a working interest.

Depreciation, depletion and amortization. DD&A expense was $606,521 for the first quarter of fiscal 2027, a 10% decrease from $675,270 for the first quarter of fiscal 2026, primarily due to a decrease in oil and gas production volumes and an increase in natural gas reserves partially offset by a decrease in oil reserves and an increase in the full cost pool amortization base.

General and administrative expenses. General and administrative expenses were $389,829 for the three months ended June 30, 2026, a 1% decrease from $394,437 for the three months ended June 30, 2025. This was primarily due to a decrease in stock option compensation and salaries partially offset by an increase in engineering, accounting, and legal fees.

Income taxes. Income tax for the three months ended June 30, 2026 was $195,310 compared to $103,231 for the three months ended June 30, 2025. The combined federal and state effective tax rate for the three months ended June 30, 2026 and 2025 was 28% and 30%, respectively. See Note 7 – Income Taxes to the Notes to Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk relates to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At June 30, 2026, our two largest purchasers accounted for approximately 38% and 20%, respectively, of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the NYMEX West Texas Intermediate (“WTI”) posted price for crude oil has ranged from a low of $51.25 per bbl in December 2025 to a high of $108.93 per bbl in April 2026. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.54 per MMBtu in April 2026 to a high of $30.72 per MMBtu in January 2026, reflecting a temporary price spike during a period of severe weather and significant market volatility.

On June 30, 2026, the WTI posted price for crude oil was $65.48 and the Henry Hub spot price for natural gas was $3.34 per MMBtu. See Results of Operations above for realized prices.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations, and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the quarter ended June 30, 2026, our oil sales would have changed by $188,020. If the average gas price had increased or decreased by one dollar per mcf for the quarter ended June 30, 2026, our natural gas sales would have increased or decreased by $155,426.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be a party to legal proceedings and claims arising in the ordinary course of business. As of June 30, 2026, the Company is not involved in any legal proceedings that management believes would have a material adverse effect on its financial condition, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2026 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2026	-	-	-	$296,784
May 1-31, 2026	-	-	-	$296,784
June 1-30, 2026 (1)	-	-	-	$546,784

(1)	In June 2026, the Board authorized an additional $250,000 for the repurchase of shares of the Company’s common stock under the Company’s existing share repurchase program.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation

31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: August 12, 2026	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: August 12, 2026	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 20