Form 10-Q
period 2026-09-30
MEXCO ENERGY CORP
filed 2026-11-12
CIK 66418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 001-31785

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $.50 per share, as of November 12, 2026 was 2,046,000.

MEXCO ENERGY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$903,819	$2,775,976
Accounts receivable:
Oil and natural gas sales	1,649,642	1,287,841
Trade	604	111,494
Prepaid costs and expenses	54,080	68,846
Prepaid drilling	215,534	204,218
Total current assets	2,823,679	4,448,375
Property and equipment, at cost
Oil and gas properties, using the full cost method	57,677,924	53,664,668
Other	131,184	125,501
Accumulated depreciation, depletion and amortization	(40,483,054)	(39,161,357)
Property and equipment, net	17,326,054	14,628,812
Investments – cost basis	2,627,429	2,527,429
Operating lease, right-of-use asset	48,254	75,522
Other noncurrent assets	10,264	12,325
Total assets	$22,835,680	$21,692,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$575,638	$379,929
Income tax payable	4,835	17,203
Operating lease liability, current	48,254	55,787
Total current liabilities	628,727	452,919
Long-term liabilities
Operating lease liability, long-term	-	19,735
Asset retirement obligations	628,624	699,317
Deferred income tax liabilities	780,067	533,673
Total long-term liabilities	1,408,691	1,252,725
Total liabilities	2,037,418	1,705,644

Commitments and contingencies

Stockholders’ equity
Preferred stock - $1.00 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.50 par value; 40,000,000 shares authorized; 2,239,283 shares issued and 2,046,000 shares outstanding as of September 30, 2026 and March 31, 2026	1,119,641	1,119,641
Additional paid-in capital	9,089,844	9,018,953
Retained earnings	12,467,523	11,726,971
Treasury stock, at cost (193,283 shares)	(1,878,746)	(1,878,746)
Total stockholders’ equity	20,798,262	19,986,819
Total liabilities and stockholders’ equity	$22,835,680	$21,692,463

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating revenues:
Oil sales	$1,756,033	$1,302,105	$3,567,216	$2,698,042
Natural gas sales	360,364	322,461	527,339	681,258
Other	2,591	5,074	7,602	7,280
Total operating revenues	2,118,988	1,629,640	4,102,157	3,386,580

Operating expenses:
Production	454,907	369,093	865,913	773,863
Accretion of asset retirement obligations	7,485	8,043	15,998	16,016
Depreciation, depletion, and amortization	715,175	662,647	1,321,696	1,337,917
General and administrative	368,903	332,264	758,732	726,701
Total operating expenses	1,546,470	1,372,047	2,962,339	2,854,497

Operating income	572,518	257,593	1,139,818	532,083

Other income (expenses):
Income from investments in LLCs	71,193	105,103	186,447	162,339
Interest income	3,861	20,126	18,713	34,657
Interest expense	(1,157)	(1,081)	(2,188)	(2,156)
Net other income	73,897	124,148	202,972	194,840

Income before provision for income taxes	646,415	381,741	1,342,790	726,923
Provision for income taxes	202,328	58,235	397,638	161,466
Net income	$444,087	$323,506	$945,152	$565,457

Income per common share:
Basic:	$0.22	$0.16	$0.46	$0.28
Diluted:	$0.21	$0.16	$0.45	$0.27

Weighted average common shares outstanding:
Basic:	2,046,000	2,046,000	2,046,000	2,046,000
Diluted:	2,083,477	2,076,424	2,081,481	2,074,866

Dividends declared per share	$-	$-	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2026	$1,119,641	$9,018,953	$11,726,971	$(1,878,746)	$19,986,819
Net income	-	-	501,065	-	501,065
Dividends paid	-	-	(204,600)	-	(204,600)
Stock-based compensation	-	39,880	-	-	39,880
Balance at June 30, 2026	$1,119,641	$9,058,833	$12,023,436	$(1,878,746)	$20,323,164
Net income	-	-	444,087	-	444,087
Stock-based compensation	-	31,011	-	-	31,011
Balance at September 30, 2026	$1,119,641	$9,089,844	$12,467,523	$(1,878,746)	$20,798,262

	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at April 1, 2025	$1,119,641	$8,844,953	$10,625,849	$(1,878,746)	$18,711,697
Net income	-	-	241,951	-	241,951
Dividends paid			(204,600)		(204,600)
Stock-based compensation	-	51,208	-	-	51,208
Balance at June 30, 2025	$1,119,641	$8,896,161	$10,663,200	$(1,878,746)	$18,800,256
Net income	-	-	323,506	-	323,506
Stock-based compensation	-	43,033	-	-	43,033
Balance at September 30, 2025	$1,119,641	$8,939,194	$10,986,706	$(1,878,746)	$19,166,795

SHARE ACTIVITY
Common stock shares, issued:
Balance at April 1, 2026		2,239,283
Issued		-
Balance at September 30, 2026		2,239,283

Common stock shares, held in treasury:
Balance at April 1, 2026		(193,283)
Acquisitions		-
Balance at September 30, 2026		(193,283)

Common stock shares, outstanding at September 30, 2026		2,046,000

The accompanying notes are an integral part of the consolidated financial statements.

Mexco Energy Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30,

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net income	$945,152	$565,457
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	246,394	(123,016)
Stock-based compensation	70,891	94,241
Depreciation, depletion and amortization	1,321,696	1,337,917
Accretion of asset retirement obligations	15,998	16,016
Amortization of debt issuance costs	2,062	2,149
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(250,911)	256,435
Decrease in right-of-use asset	27,268	24,930
Decrease in prepaid expenses	14,767	10,022
Increase (decrease) in accounts payable and accrued expenses	76,142	(28,735)
Settlement of asset retirement obligations	(5,502)	(17,214)
Decrease in income taxes payable	(12,368)	(45,723)
Decrease in operating lease liability	(27,268)	(24,930)
Net cash provided by operating activities	2,424,321	2,067,549

Cash flows from investing activities:
Additions to oil and gas properties	(4,055,084)	(676,601)
Additions to other property and equipment	(5,683)	-
Drilling refunds	20,289	-
Investments in limited liability companies at cost	(100,000)	(200,000)
Proceeds from sale of oil and gas properties and equipment	48,600	6,389
Net cash used in investing activities	(4,091,878)	(870,212)

Cash flows from financing activities:
Dividends paid	(204,600)	(204,600)
Net cash used in financing activities	(204,600)	(204,600)

Net (decrease) increase in cash and cash equivalents	(1,872,157)	992,737

Cash and cash equivalents at beginning of period	2,775,976	1,753,955

Cash and cash equivalents at end of period	$903,819	$2,746,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$7
Cash paid for income taxes	$80,236	$277,802
Accrued capital expenditures included in accounts payable	$263,614	$13,511

Non-cash investing and financing activities:
Asset retirement obligations	$4,923	$1,469

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

Interim Financial Statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2026, and the results of its operations and cash flows for the interim periods ended September 30, 2026 and 2025. The consolidated financial statements as of September 30, 2026 and for the three and six month periods ended September 30, 2026 and 2025 are unaudited. The consolidated balance sheet as of March 31, 2026 was derived from the audited balance sheet filed in the Company’s 2026 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note 2 of the “Notes to Consolidated Financial Statements” in the Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

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

No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three and six months ended September 30, 2026 and 2025.

Accounts Receivable. Accounts receivable includes trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on an evaluation of a customer’s financial condition and is generally uncollateralized. The collectibility of receivables is assessed, and an allowance is made for any credit losses. The allowance for credit losses is determined based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company has not experienced any significant credit losses. For the three and six months ended September 30, 2026 and 2025, no allowance has been made for any credit losses.

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

Recently Issued Accounting Standards. The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards. The Company has evaluated recently issued pronouncements and identified the following standards for consideration.

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“Subtopic 220-40”), which requires public entities to provide additional disclosures regarding certain costs and expenses, including employee compensation and depreciation, depletion and amortization (“DD&A”). In January 2025, FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. The guidance is effective for the Company’s fiscal year ending March 31, 2028, and for interim periods beginning with the quarter ending June 30, 2028. Early adoption is permitted. The Company is currently evaluating the impact of this standard, which is expected to affect financial statement disclosures only.

In December 2025, FASB issued ASU 2025-12, Codification Improvements, which clarifies and makes minor improvements to various accounting standards. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. The ARO is included on the consolidated balance sheets with the current portion being included in the accounts payable and other accrued expenses.

The following table provides a rollforward of the AROs for the first six months of fiscal 2027:

Carrying amount of asset retirement obligations as of April 1, 2026	$729,317
Liabilities incurred	4,923
Liabilities settled	(91,614)
Accretion expense	15,998
Carrying amount of asset retirement obligations as of September 30, 2026	658,624
Less: Current portion	30,000
Non-Current asset retirement obligation	$628,624

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

Under the Agreement, interest on the facility accrues at a rate equal to the prime rate as quoted in the Wall Street Journal plus one-half of one percent (0.5%) floating daily. Interest on the outstanding amount under the Agreement is payable monthly. In addition, the Company will pay an unused commitment fee in an amount equal to one-half of one percent (0.5%) times the daily average of the unadvanced amount of the commitment. The unused commitment fee is payable quarterly in arrears on the last day of each calendar quarter. As of September 30, 2026, the Company had $1,500,000 available to borrow under the facility.

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

There was no balance outstanding on the credit facility as of September 30, 2026 and 2025. Subsequently, in October 2026, the Company borrowed a total of $625,000 under its WTNB credit facility. The Company made principal payments of $225,000 on October 30, 2026, $25,000 on November 2, 2026, and $50,000 on November 4, 2026, leaving a current outstanding balance of $325,000.

5. Stock-based Compensation

The Company recognized compensation expense of $31,011 and $43,033 related to vesting stock options in general and administrative expense in the Consolidated Statements of Operations for the second quarter of fiscal 2027 and 2026, respectively. Stock-based compensation expense recognized for the six months ended September 30, 2026 and 2025 was $70,891 and $94,241, respectively.

On September 8, 2026, the Company’s shareholders approved the Amended and Restated 2019 Employee Incentive Stock Plan, increasing the maximum number of shares of common stock authorized for issuance under the plan from 200,000 to 468,500 shares and increasing the annual award limits for individual participants. The amended plan continues to provide for stock options, stock awards and cash awards to eligible employees, directors and consultants. Additional information regarding the amended plan is included in Proposal 3 of the Company’s Definitive Proxy Statement on Schedule 14A filed on July 30, 2026.

The total cost related to non-vested awards not yet recognized at September 30, 2026 totals $35,282 which is expected to be recognized over a weighted average of .53 years.

During the six months ended September 30, 2026 and 2025, no stock options were granted or exercised.

No forfeiture rate is assumed for stock options granted to directors or employees due to the forfeiture rate history of these types of awards. During the six months ended September 30, 2026 and 2025, there were no stock options forfeited or expired.

The following table is a summary of stock options activity for the six months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Intrinsic Value
Outstanding at April 1, 2026	150,883	$9.52	4.98	$415,755
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2026	150,883	$9.52	4.48	$381,409

Vested at September 30, 2026	143,258	$9.35	4.37	$381,409
Exercisable at September 30, 2026	143,258	$9.35	4.37	$381,409

Outstanding options at September 30, 2026 expire between September 2028 and April 2033 and have exercise prices ranging from $3.34 to $18.05.

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

The balance sheets classification of lease assets and liabilities was as follows:

September 30, 2026
Assets
Operating lease right-of-use asset, beginning balance	$75,522
Current period amortization	(27,268)
Lease extension	-
Total operating lease right-of-use asset	$48,254

Liabilities
Operating lease liability, current	$48,254
Operating lease liability, long term	-
Total lease liabilities	$48,254

Future minimum lease payments as of September 30, 2026 under non-cancellable operating leases are as follows:

Lease Obligation
Fiscal Year Ended March 31, 2027	30,160
Fiscal Year Ended March 31, 2028	20,107
Total lease payments	$50,267
Less: imputed interest	(2,013)
Operating lease liability	48,254
Less: operating lease liability, current	(48,254)
Operating lease liability, long term	$-

Net cash paid for our operating lease for the six months ended September 30, 2026 and 2025 was $25,073. Rent expense, less sublease income of $5,088 is included in general and administrative expenses.

7. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, making significant changes to U.S. federal tax law. The Company has evaluated the impact of the OBBBA and concluded that it did not have a material impact on the Company’s consolidated financial statements.

The income tax provision consists of the following for the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30
	2026	2025
Current income tax expense:
Federal	$83,211	$232,079
State	68,033	52,403
Total current income tax expense	151,244	284,482
Deferred income tax (benefit) expense:
Federal	204,687	(123,298)
State	41,707	282
Total deferred income tax (benefit) expense	246,394	(123,016)
Total income tax expense:	$397,638	$161,466

The Company’s effective tax rate will typically differ from the U.S. federal statutory rate primarily as a result of state income taxes, particularly in New Mexico, percentage depletion in excess of basis, and other permanent differences. The effective income tax rate was 30% and 22% for the six months ended September 30, 2026 and 2025, respectively.

8. Related Party Transactions

Related party transactions for the Company consist of shared office expenditures, as well as administrative and operating expenses paid on behalf of the principal stockholder. The total amount billed to and reimbursed by the principal stockholder for the quarters ended September 30, 2026 and 2025 was $13,780 and $12,105, respectively. The total amount billed to and reimbursed by the principal stockholder for the six months ended September 30, 2026 and 2025 was $23,780 and $22,875, respectively. The principal stockholder pays for his share of the lease amount for the shared office space directly to the lessor. Amounts paid by the principal stockholder directly to the lessor for the three months ended September 30, 2026 and 2025 were $2,544. Amounts paid by the principal stockholder directly to the lessor for the six months ended September 30, 2026 and 2025 were $5,088.

9. Income Per Common Share

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income per share for the three and six month periods ended September 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$444,087	$323,506	$945,152	$565,457

Shares outstanding:
Weighted avg. shares outstanding – basic	2,046,000	2,046,000	2,046,000	2,046,000
Effect of assumed exercise of dilutive stock options	37,477	30,424	35,481	28,866
Weighted avg. shares outstanding – dilutive	2,083,477	2,076,424	2,081,481	2,074,866

Income per common share:
Basic	$0.22	$0.16	$0.46	$0.28
Diluted	$0.21	$0.16	$0.45	$0.27

For the three and six months ended September 30, 2026, 60,500 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $15.34 at September 30, 2026. For the three and six months ended September 30, 2025, 90,206 shares relating to stock options were excluded from the computation of diluted net income because their inclusion would be anti-dilutive. Anti-dilutive stock options have a weighted average exercise price of $13.09 at September 30, 2025.

10. Stockholders’ Equity

In April 2024, the Board of Directors (the “Board”) authorized the use of up to $1,000,000 to repurchase shares of the Company’s common stock, par value $0.50, for the treasury account. In June 2026, the Board authorized the use of an additional $250,000 to repurchase shares of the Company’s common stock for the treasury account. The Company’s repurchase program does not have an expiration date and may be modified, suspended or terminated at any time by the Board. Under the repurchase program, shares of common stock may be purchased from time to time through open market purchases or other transactions. The amount and timing of repurchases will be subject to the availability of stock, prevailing market conditions, the trading price of the stock, our financial performance, and other conditions. Repurchases may also be made from time-to-time in connection with the settlement of our share-based compensation awards. Repurchases will be funded from cash flow. As of September 30, 2026, the Company’s repurchase program has $546,784 in remaining funds.

During the six months ended September 30, 2026 and 2025, there were no shares of common stock repurchased for the treasury account.

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

11. Acquisitions

In April 2026, the Company acquired royalty and overriding royalty interests in 144 producing wells in Weld County, Colorado and Atascosa, Howard, LaSalle, Martin, and Yoakum Counties, Texas, and additional royalty interests in 3 properties in which we already owned an interest in Howard County, Texas for an aggregate purchase price of $1,028,600. These acquisitions were effective May 1, 2026.

In June 2026, the Company acquired royalty and overriding royalty interests in 256 producing wells in Adams and Larimer Counties, Colorado; Caddo and DeSoto Parishes, Louisiana; Karnes, McMullen, Panola, and Winkler Counties, Texas; and Ashtabula County, Ohio and additional royalty interests in 8 properties in which we already owned an interest for an aggregate purchase price of $1,066,600. These acquisitions were effective July 1, 2026.

In August 2026, the Company acquired royalty and overriding royalty interests in approximately 260 producing wells in various counties in the states of Arkansas, Louisiana, and Texas and Eddy County, New Mexico for an aggregate purchase price of $1,072,300. These acquisitions were effective September 1, 2026.

12. Subsequent Events

In October 2026, the Company acquired royalty and overriding royalty interests in 977 producing wells in Weld County, Colorado; DeSoto Parish, Louisiana; Uinta County, Wyoming; and various counties in the state of Texas for an aggregate purchase price of $1,191,700. All of these acquisitions are effective November 1, 2026.

In October 2026, the Company expended approximately $50,000 to drill four horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico.

In October 2026, the Company borrowed a total of $625,000 under its WTNB credit facility. The Company made principal payments of $225,000 on October 30, 2026, $25,000 on November 2, 2026, and $50,000 on November 4, 2026, leaving a current outstanding balance of $325,000.

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

Over the next 12 months, we expect to fund operating costs, planned drilling and completion expenditures, and capital calls as they are made from cash on hand, cash generated by operations, and available borrowings under our credit facility. At September 30, 2026, we had $903,819 in cash and cash equivalents and $1,500,000 available under the facility. After quarter-end borrowings and repayments, $325,000 was outstanding as of November 12, 2026. Beyond the next 12 months, we expect operating cash flow to be our primary source of funding for ongoing development and any remaining capital commitments. Our credit facility matures on March 28, 2029.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	For the Six Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$2,424,321	$2,067,549	$356,772
Net cash used in investing activities	$(4,091,878)	$(870,212)	$(3,221,666)
Net cash used in financing activities	$(204,600)	$(204,600)	$-

Cash Flow Provided by Operating Activities. Cash flow from operating activities is primarily derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables, or other non-energy property asset account balances. Net cash provided by operating activities was $2,424,321 for the six months ended September 30, 2026 compared to $2,067,549 for the six months ended September 30, 2025, an increase of $356,772. The increase was primarily attributable to a $379,695 increase in net income, a $369,410 change in deferred income taxes, and a $104,877 increase in accounts payable and accrued expenses partially offset by a $507,346 change in accounts receivable. Variations in cash flow from operating activities may affect our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of production expenses, employee compensation, accounting fees, insurance, and other general and administrative costs incurred to support our oil and natural gas operations and public company reporting obligations. Capitalized acquisition, drilling, and development expenditures are classified as investing activities.

Cash Flow Used in Investing Activities. Cash flow from investing activities is derived from changes in oil and gas property balances. For the six months ended September 30, 2026, net cash used for additions to oil and gas and other properties, net of drilling refunds and proceeds from property sales was $3,991,878 compared to net cash for additions to oil and gas properties net of proceeds from property sales of $670,212 for the six months ended September 30, 2025. The increase in capital expenditures reflects our strategy of acquiring royalty interests and participating in drilling opportunities that management believes will enhance long-term reserves and production. For the six months ended September 30, 2026 and 2025, the Company invested $100,000 and $200,000, respectively, in limited liability companies.

Cash Flow Used in Financing Activities. Cash flow from financing activities is derived from changes in long-term debt and in equity account balances. For the six months ended September 30, 2026 and 2025, the Company expended $204,600 to pay the regular annual dividend.

Accordingly, net cash decreased $1,872,157, leaving cash and cash equivalents on hand of $903,819 as of September 30, 2026.

We had working capital of $2,194,952 as of September 30, 2026 compared to $3,995,456 at March 31, 2026, a decrease of $1,800,504 for the reasons set forth below.

Oil and Natural Gas Property Development

New Participations in Fiscal 2027. The Company currently plans to participate in the drilling and completion of 55 horizontal wells at an estimated cost of approximately $1,300,000 for the fiscal year ending March 31, 2027. Fifty of these wells are in the Delaware Basin located in the western portion of the Permian Basin in Lea and Eddy Counties, New Mexico. The remaining wells are in Reeves County, Texas.

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

The Company expended approximately $330,000 for additional drilling and completion costs of five horizontal wells in the Wolfcamp B formation in the Spraberry trend area of the Midland Basin in Midland and Glasscock Counties, Texas that the Company participated in drilling during fiscal 2026. Mexco’s working interest in these wells is 1.9%.

Two horizontal wells in the Wolfcamp XY formation of the Delaware Basin in Eddy County, New Mexico in which the Company participated during fiscal 2026 were completed in April 2026 with initial average production rates of 607 barrels of oil, 1,295 barrels of water, and 2,170,000 cubic feet of gas per day, or 969 BOE per day. Mexco’s working interest in these wells is approximately 2.1%.

Subsequently, in October 2026, the Company expended approximately $50,000 to drill four horizontal wells in the Bone Spring formation of the Delaware Basin in Lea County, New Mexico.

Investments. In October 2022, the Company made an approximately 2% equity investment commitment in a limited liability company amounting to $2,000,000, which has been fully funded as of July 2025. The limited liability company is capitalized at approximately $100 million to purchase mineral interests in the Utica and Marcellus formations in the state of Ohio. In October 2025, the Company expended $200,000 to exercise its option to participate in a voluntary optional cash call to increase its capitalized investment. In December 2025, the Company expended an additional $27,429 to exercise its option to acquire its share of the non-consenting interests from the October cash call. As of September 30, 2026, this LLC has returned $734,451 or 33% of the total investment.

In July 2026, the Company made an approximately 1% equity investment commitment in another limited liability company amounting to $1,000,000 of which $100,000 has been funded through September 30, 2026. The limited liability company is capitalized at approximately $100 million to acquire non-cost bearing mineral and royalty interests in the Utica Shale play in the state of Ohio.

As of September 30, 2026, the Company had funded $100,000 of its $1,000,000 capital commitment to this limited liability company, leaving an unfunded commitment of $900,000. The remaining commitment is payable as capital calls are made.

Acquisitions. In April 2026, the Company acquired royalty and overriding royalty interests in 82 producing wells in Weld County, Colorado for an aggregate purchase price of $690,900. These acquisitions were effective May 1, 2026.

In April 2026, the Company acquired royalty interests in 62 producing wells in Atascosa, Howard, LaSalle, Martin, and Yoakum Counties, Texas, and additional royalty interests in 3 properties in which we already owned an interest in Howard County, Texas for an aggregate purchase price of $337,700. These acquisitions were effective May 1, 2026.

In June 2026, the Company acquired royalty and overriding royalty interests in 32 producing wells in Adams and Larimer Counties, Colorado for an aggregate purchase price of $377,600. These acquisitions are effective July 1, 2026.

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

In June 2026, the Company acquired overriding royalty interests in 185 producing wells in Ashtabula County, Ohio for a purchase price of $14,100. These acquisitions are effective July 1, 2026.

In August 2026, the Company acquired royalty interests in 42 wells in Columbia, Lafayette, and Van Buren Counties, Arkansas for a purchase price of $39,800. This acquisition was effective September 1, 2026.

In August 2026, the Company acquired royalty and overriding royalty interests in 48 producing wells in Claiborne, DeSoto, Evangeline, and Iberville Parishes, Louisiana for a purchase price of $62,100. This acquisition was effective September 1, 2026.

In August 2026, the Company acquired royalty and overriding royalty interests in 48 producing wells in Eddy County, New Mexico for a purchase price of $50,800. This acquisition was effective September 1, 2026.

In August 2026, the Company acquired royalty and overriding royalty interests in 122 producing wells in Andrews, Dewitt, Ector, Gaines, Gonzales, Henderson, Hidalgo, LaSalle, Live Oak, Martin, and Yoakum Counties, Texas for an aggregate purchase price of $919,600. These acquisitions were effective September 1, 2026.

All of our acquisitions were funded from existing cash resources.

Subsequently, in October 2026, the Company acquired royalty and overriding royalty interests in 977 producing wells in Weld County, Colorado; DeSoto Parish, Louisiana; Uinta County, Wyoming; and various counties in the state of Texas for an aggregate purchase price of $1,191,700. All of these acquisitions are effective November 1, 2026.

Other Projects. We are participating in other projects and are reviewing projects in which we may participate. The cost of such projects would be funded, to the extent possible, from existing cash balances and cash flow from operations. The remainder may be funded through borrowings on the credit facility and, if appropriate, sales of non-core properties.

Pricing. Crude oil and natural gas prices remained volatile during the last year. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in the last twelve months, the Plains Marketing West Texas Intermediate (“WTI”) Area #1 posted price for crude oil has ranged from a low of $51.25 per bbl in December 2025 to a high of $108.93 per bbl in April 2026. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.54 per MMBtu in April 2026 to a high of $30.72 per MMBtu in January 2026, reflecting a temporary price spike during a period of severe weather and significant market volatility.

On September 30, 2026, the WTI posted price for crude oil was $86.40 and the Henry Hub spot price for natural gas was $3.02 per MMBtu. See Results of Operations below for realized prices. Pipeline capacity constraints and maintenance in the Permian Basin area have contributed to a wider difference between the Waha Hub and the Henry Hub, and at times prices were negative.

Contractual Obligations. We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party. The following table summarizes our future payments we are obligated to make based on agreements in place as of September 30, 2026:

	Payments due in:
	Total	less than 1 year	1 - 3 years	over 3 years
Contractual obligations:
Leases (1)	$50,267	$50,267	$-	$-

(1)	The lease amount represents the monthly rent amount for our principal office space in Midland, Texas under a 36-month lease agreement expiring July 31, 2027. Of this total obligation for the remainder of the lease, our majority shareholder will pay $8,479 within 1 year for his portion of the shared office space.

Results of Operations – Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025. There was net income of $444,087 for the quarter ended September 30, 2026 compared to net income of $323,506 for the quarter ended September 30, 2025. This was the result of an increase in operating revenues partially offset by an increase in operating expenses, which is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $2,116,397 for the second quarter of fiscal 2027, a 30% increase from $1,624,566 for the same period of fiscal 2026. This resulted from an increase in oil and gas prices and an increase in oil and gas production. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the three months ended September 30:

	2026	2025	% Difference
Oil:
Revenue	$1,756,033	$1,302,105	34.9%
Volume (bbls)	20,187	20,114	0.4%
Average Price (per bbl)	$86.99	$64.74	34.4%

Gas:
Revenue	$360,364	$322,461	11.8%
Volume (mcf)	184,631	171,058	7.9%
Average Price (per mcf)	$1.95	$1.89	3.2%

Income from investments in LLCs. Income from investments in LLCs decreased 32% to $71,193 for the quarter ended September 30, 2026 from $105,103 for the quarter ended September 30, 2025. This decrease resulted primarily from lower earnings from the Company’s limited liability companies.

Interest income. Interest income on corporate funds decreased 81% to $3,861 for the quarter ended September 30, 2026 from $20,126 for the quarter ended September 30, 2025. This decrease resulted from a change in our average cash balances.

Production and exploration. Production costs were $454,907 for the three months ended September 30, 2026, a 23% increase from $369,093 for the three months ended September 30, 2025. This was primarily due to an increase in lease operating expenses on wells in which we own a working interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $715,175 for the three months ended September 30, 2026, an 8% increase from $662,647 for the three months ended September 30, 2025. This was primarily due to an increase in oil and gas production volumes and an increase in the full cost amortization base partially offset by an increase in oil and gas reserves.

General and administrative expenses. General and administrative expenses were $368,903 for the three months ended September 30, 2026, an 11% increase from $332,264 for the three months ended September 30, 2025. This was primarily due to an increase in legal fees, subscriptions and dues, and costs related to the shareholders’ annual meeting partially offset by a decrease in stock option compensation.

Income taxes. Income tax for the three months ended September 30, 2026 was $202,328 compared to $58,235 for the three months ended September 30, 2025. The combined federal and state effective tax rate for the three months ended September 30, 2026 and 2025 was 31% and 15%, respectively. See Note 7 – Income Taxes to the Notes to Consolidated Financial Statements for additional information.

Results of Operations – Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025. For the six months ended September 30, 2026, there was net income of $945,152 compared to net income of $565,457 for the six months ended September 30, 2025. This was the result of an increase in operating revenues partially offset by an increase in operating expenses that is further explained below.

Oil and gas sales. Revenue from oil and gas sales was $4,094,555 for the six months ended September 30, 2026, a 21% increase from $3,379,300 for the six months ended September 30, 2025. This resulted from an increase in oil prices partially offset by a decrease in gas prices and oil and gas production. The following table sets forth our oil and natural gas revenues, production quantities and average prices received during the six months ended September 30:

	2026	2025	% Difference
Oil:
Revenue	$3,567,216	$2,698,042	32.2%
Volume (bbls)	38,989	42,124	(7.4%)
Average Price (per bbl)	$91.49	$64.05	42.8%

Gas:
Revenue	$527,339	$681,258	(22.6%)
Volume (mcf)	340,058	340,963	(0.3%)
Average Price (per mcf)	$1.55	$2.00	(22.5%)

Income from investments in LLCs. Income from investments in LLCs increased 15% to $186,447 for the six months ended September 30, 2026 from $162,339 for the six months ended September 30, 2025. This increase resulted primarily from higher earnings from the Company’s limited liability companies.

Interest income. Interest income on corporate funds decreased 46% to $18,713 for the six months ended September 30, 2026 from $34,657 for the six months ended September 30, 2025. This decrease resulted from a change in our average cash balances.

Production and exploration. Production costs were $865,913 for the six months ended September 30, 2026, a 12% increase from $773,863 for the six months ended September 30, 2025. This was primarily the result of an increase in lease operating expenses on wells in which we own a working interest.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $1,321,696 for the six months ended September 30, 2026, a 1% decrease from $1,337,917 for the six months ended September 30, 2025, primarily due to a decrease in oil and gas production volumes and an increase in oil and gas reserves partially offset by an increase in full cost amortization base.

General and administrative expenses. General and administrative expenses were $758,732 for the six months ended September 30, 2026, a 4% increase from $726,701 for the six months ended September 30, 2025. This was primarily due to an increase in legal fees, subscriptions and dues, and accounting fees partially offset by a decrease in stock option compensation.

Income taxes. Income tax for the six months ended September 30, 2026 was $397,638 compared to $161,466 for the six months ended September 30, 2025. The combined federal and state effective tax rate for the six months ended September 30, 2026 and 2025 was 30% and 22%, respectively. See Note 7 – Income Taxes to the Notes to Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary source of market risk for us includes fluctuations in commodity prices and interest rates. All of our financial instruments are for purposes other than trading.

Credit Risk. Credit risk is the risk of loss as a result of nonperformance by other parties of their contractual obligations. Our primary credit risk relates to oil and gas production sold to various purchasers and the receivables are generally not collateralized. At September 30, 2026, our three largest purchasers accounted for approximately 24%, 21% and 12%, respectively, of our total oil and gas receivables. We have not experienced any significant credit losses.

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

For example, in the last twelve months, the Plains Marketing West Texas Intermediate Area #1 posted price for crude oil has ranged from a low of $51.25 per bbl in December 2025 to a high of $108.93 per bbl in April 2026. The Henry Hub Spot Market Price (“Henry Hub”) for natural gas has ranged from a low of $2.54 per MMBtu in April 2026 to a high of $30.72 per MMBtu in January 2026, reflecting a temporary price spike during a period of severe weather and significant market volatility.

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

Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations, and capital resources. Oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. If the average oil price had increased or decreased by ten dollars per barrel for the six months ended September 30, 2026, our oil sales would have changed by $389,890. If the average gas price had increased or decreased by one dollar per mcf for the six months ended September 30, 2026, our natural gas sales would have increased or decreased by $340,058.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis. At the end of the period covered by this report, our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on such evaluation, such officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. No changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be a party to legal proceedings and claims arising in the ordinary course of business. As of September 30, 2026, the Company is not involved in any legal proceedings that management believes would have a material adverse effect on its financial condition, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the information previously disclosed in Item 1A. “Risk Factors” in our 2026 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table provides information related to repurchases of our common stock for the treasury account during the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1-31, 2026	-	-	-	$546,784
August 1-31, 2026	-	-	-	$546,784
September 1-30, 2026	-	-	-	$546,784

Item 6. Exhibits

10.7*	Mexco Energy Corporation Amended and Restated 2019 Employee Incentive Stock Plan, filed as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 30, 2026, and incorporated herein by reference.
10.8*	Form of Award Agreement under the Mexco Energy Corporation Amended and Restated 2019 Employee Incentive Stock Plan (Four-Year Vesting Schedule), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2026, and incorporated herein by reference.
10.9*	Form of Award Agreement under the Mexco Energy Corporation Amended and Restated 2019 Employee Incentive Stock Plan (One-Third Vesting on Grant Date and Each of First Two Anniversaries), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2026, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer of Mexco Energy Corporation
31.2	Certification of the Chief Financial Officer of Mexco Energy Corporation
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mexco Energy Corporation pursuant to 18 U.S.C. §1350
101.INS	Inline XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEXCO ENERGY CORPORATION
(Registrant)

Dated: November 12, 2026	/s/ Nicholas C. Taylor
Nicholas C. Taylor
Chairman of the Board and Chief Executive Officer

Dated: November 12, 2026	/s/ Tamala L. McComic
Tamala L. McComic
President, Chief Financial Officer, Treasurer and Assistant Secretary

Page 21